Form 10-Q
period 1995-09-30
COMTEX SCIENTIFIC CORP
filed 1995-11-14
CIK 352988

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                      ---------------------
                            Form 10-Q
                      ---------------------

/X/ Quarter report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1995 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period from __________ to ___________

                  Commission file number 0-10541
                      _____________________

                  COMTEX SCIENTIFIC CORPORATION
      (Exact name of registrant as specified in its charter)

     New York                                13-3055012
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)          Identification No.)

                        4900 Seminary Road
                            Suite 800
                   Alexandria, Virginia  22311
             (Address of principal executive offices)

        Registrant's Telephone number including area code
                          (703) 820-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                   Yes /X/        No / /

As of November 9, 1995, 7,854,667 shares of the Common Stock of the registrant were outstanding.

                  COMTEX SCIENTIFIC CORPORATION

                        TABLE OF CONTENTS



PART I         FINANCIAL INFORMATION                   PAGE NO.

     Item 1.   Condensed Financial Statements

               Balance Sheets at September 30, 1995
               and June 30, 1995                          1

               Statements of Operations for the Three
               Months ended September 30, 1995 and 1994   2

               Statements of Cash Flows for the Three
               Months ended September 30, 1995 and 1994   3

               Notes to Condensed Financial Statements  4 - 8

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                               9 - 13

PART II        Other Information                          14


SIGNATURES                                                15

             COMTEX SCIENTIFIC CORPORATION
                    BALANCE SHEETS
       AT SEPTEMBER 30, 1995 AND JUNE 30, 1995

                                                        SEPT. 30,        JUNE 30,
 ASSETS                                                    1995            1995
                                                      --------------  --------------
                                                       (Unaudited)

 Current assets:
   Cash and cash equivalents                                 $14,681         $15,163
   Accounts Receivables Net Allowance of $66,622
     and $58,622 at September 30 and June 30, 1995,
     respectively                                            558,285         432,045
   Advances to MRI                                           623,448       1,071,392
   Prepaid Expenses and Other Current Assets                  18,082          12,821
                                                        ------------    ------------
   Total Current Assets                                    1,214,496       1,531,421
                                                        ------------    ------------
   Property and Equipment, Net                               314,362         301,406

   Other Assets:

     Unamortized License Fee, Net of Accumulated
       Amortization of $82,255 and $78,016 at
       September 30 and June 30, 1995, respectively            2,511           6,750
     Deposits                                                 12,137          12,137
                                                        ------------    ------------
   Total Other Assets                                         14,648          18,887
                                                        ------------    ------------
 TOTAL ASSETS                                             $1,543,506      $1,851,714
                                                          ==========      ==========
 LIABILITIES AND STOCKHOLDERS' DEFICIT
   Current Liabilities:
    Account Payable                                         $662,225        $491,419
    Accrued Expenses                                         182,164          89,984
    Current Portion of Long-Term Notes Payable               395,207         815,652
                                                        ------------    ------------

       Total Current Liabilities                           1,269,595       1,397,055
                                                        ------------    ------------
   Long-Term Notes Payable                                 1,069,080       1,074,930
                                                        ------------    ------------
 TOTAL LIABILITIES                                         2,338,675       2,471,985
                                                          ==========      ==========


 COMMITMENTS AND CONTINGENCIES
 STOCKHOLDERS' DEFICIT
   Common Stock, $0.01 Par Value
     Shares Authorized: 10,000,000;
     Shares issued and outstanding: 7,854,667                 78,547          78,547
   Additional Paid-in Capital                              9,830,010       9,830,010
   Accumulated Deficit                                  (10,703,726)    (10,528,828)
                                                        ------------    ------------
       Total Stockholders' Deficit                         (795,169)       (620,271)
                                                        ------------    ------------
 TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT              $1,543,506      $1,851,714
                                                          ==========      ==========


           The accompaning "Notes to Financial Statements" are an intergral part of these financial statements

                             Page 1

                    COMTEX SCIENTIFIC CORPORATION
                       STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED SEPTEMBER 30,1995 AND 1994
                              (UNAUDITED)

                                                Three Months Ended
                                                  September 30,
                                                1995          1994
                                             -----------  -----------

 Net Revenues
   Business Information Services                $755,187     $751,134
                                             -----------  -----------
      Total Net Revenues                         755,187      751,134
                                             -----------  -----------
 COSTS AND EXPENSES
   Operations                                    493,441      323,060
   Product Development                            66,448       28,579
   Sales and Marketing                            92,214       68,993
   General and Administrative                    212,626      184,237
   Depreciation and Amortization                  37,552       41,758

                                             -----------  -----------
      Total Costs and Expenses                   902,281      646,627
                                             -----------  -----------

 INCOME (LOSS) FROM OPERATIONS                 (147,094)      104,507

 OTHER INCOME (EXPENSE)
   Interest Expense                             (26,000)     (26,000)
   Interest Income/Other                         (1,315)        2,872
                                             -----------  -----------
       Other Expense, Net                       (27,315)     (23,128)
                                             -----------  -----------


 INCOME (LOSS) FROM OPERATIONS BEFORE
   INCOME TAXES                                (174,409)       81,379
                                             -----------  -----------
 INCOME TAXES                                        489        1,111
                                             -----------  -----------
 NET INCOME (LOSS)                            ($174,898)      $80,268

 NET INCOME (LOSS) PER COMMON SHARE              ($0.02)        $0.01

 Weighted average number of common shares      7,854,667    7,854,667
 outstanding
                                                ========     ========

           The accompanying "Notes to Financial Statements"
          are an integral part of these financial statements
                           (Unaudited)
                              -2-


                        COMTEX SCIENTIFIC CORPORATION
                           STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                 (UNAUDITED)

                                                                Three Months Ended
                                                                   September 30,
                                                                   1995            1994
                                                          --------------  --------------
 Cash Flow from Operating Activities:
   Net Income (Loss)                                          ($174,898)         $80,268
   Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
     Depreciation                                                 37,552          41,758
     Bad Debt Expense                                              8,000           9,996
     Loss on Disposition of Fixed Assets                           1,346               -
   Changes in Assets and Liabilities:
     Accounts Receivable                                       (134,240)        (41,873)
     Prepaid Expenses and Other Current Assets                   (5,261)        (13,263)
     Deposits                                                          -           (134)
     Accounts Payable                                            200,806          16,879

     Accrued Expenses                                             92,180        (49,776)
     Other Liabilities                                           (5,850)        (25,655)
                                                            ------------    ------------
  Net Cash provided by Operating Activities                       19,635          18,200

 Cash Flows from Investing Activities:
   Purchases of Property and Equipment                          (55,800)         (3,351)
   Proceeds from Disposition of Fixed Assets                       8,185               -
   Advances to MRI                                             (481,354)               -
   Repayments of Advances                                        929,298               -
                                                            ------------    ------------
  Net Cash used in Investing Activities                          400,329         (3,351)


 Cash Flows from Financing Activities:
   Notes Payable                                                     375           2,025
   Proceeds from Line of Credit                                  440,749               -
   Repayments against Line of Credit                           (861,569)               -
                                                            ------------    ------------
  Net Cash provided by Financing Activities                    (420,445)           2,025
                                                            ------------    ------------
 Net Increase (Decrease) in Cash and Cash Equivalents              (482)          16,874

 Cash and Cash Equivalents, Balance at Beginning of               15,163         356,099
 Period                                                     ------------    ------------

 Cash and Cash Equivalents, Balance at End of Period             $14,681        $372,973
                                                            ============    ============

 Supplemental disclosure of cash flow information:
    Cash paid for interest                                            $0         $26,000
    Cash paid for income taxes                                      $489          $1,111

             The accompanying "Notes to Financial Statements"
            are an integral part of these financial statements
                                 -3-


                    COMTEX SCIENTIFIC CORPORATION
                    NOTES TO FINANCIAL STATEMENTS

1.   Basis of Presentation

     The accompanying interim financial statements of Comtex Scientific Corporation (the "Company" or "Comtex") are unaudited, but in the opinion of management reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 ("1995 Form 10-K"), filed with the Securities and Exchange Commission.

     Income (loss) per common share is based upon the weighted average number of shares outstanding during each quarter and common stock equivalents, if dilutive. The effect of outstanding common stock equivalents on net income (loss) per common share is not included because it would be antidilutive.


2.   Reclassifications

     Certain amounts presented for the three months ended September 30, 1994, have been reclassified to conform to the presentation for the three months ended September 30, 1995.

3.   Going Concern

     The accompanying financial statements have been prepared assuming that Comtex will continue as a going concern. The Company has suffered recurring losses from operations and has a negative shareholders' equity that raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.


4.   Telecommunications Industries, Inc./Micro Research Industries

     On May 16, 1995, the Company entered into an Asset Purchase Agreement with Telecommunications Industries, Inc. ("TII") ("Asset Purchase Agreement") to acquire certain assets and assume certain liabilities of TII contingent upon the satisfaction of certain conditions ("MRI Acquisition"). The assets to be acquired include substantially all of the assets of TII's operating division, Micro Research Industries ("MRI"). MRI's business consists of providing sales, leasing and maintenance support of computer hardware and software primarily to the U.S. House of Representatives.

     The MRI Acquisition is contingent upon the satisfaction of certain conditions on or before December 31, 1995. These conditions include (a) the satisfactory examination of the MRI business and assets by the Company, including the right to inspect and copy the financial and corporate books and records of TII and such other data and information as the Company may reasonably request, (b) the receipt by the Company of UCC and lien searches or other evidence reflecting a status of title to the assets satisfactory to the Company, (c) the receipt of all requisite approvals and consents from creditors of TII, governmental or regulatory authorities, and any other third parties whose approval or consent is required, and
(d) compliance in all respects with all laws, rules and regulations applicable to the transaction.

     The Asset Purchase Agreement permits the Company, in the event the conditions are not satisfied prior to December 31, 1995, to put back to TII all or any portion of the TII assets acquired by the Company pursuant to a certain Put Agreement ("Put Agreement") dated May 16, 1995, between the Company and TII. In the event the Company exercises the put option, the Company will promptly transfer and convey to TII the assets or portion thereof for which the put option has been exercised. Additionally, in the event (a) all conditions are not satisfied on or before December 31, 1995, and (b) the Company fails or elects not to exercise the put option on or before February 16, 1996, (i) the Company will be deemed to have waived the unsatisfied condition(s) and have no further right to exercise the put option, and (ii) the principal amount outstanding from the Company to Infotechnology, Inc. ("Infotech") will be reduced and forgiven by Infotech by and to the extent of the amount paid by the Company, at its sole option, in excess of the agreed consideration in order to satisfy the unsatisfied condition(s) (see Note 5).

     The consideration for the TII assets includes (a) the assumption by the Company of certain liabilities of TII, and (b) the granting by the Company to C.W. Gilluly, the Company's Chairman and Chief Executive Officer, and his wife, Marny Gilluly (the
"Gillulys") of options to acquire common stock of the Company.

     If the MRI Acquisition is consummated, the Company will assume all debts, liabilities or other obligations of TII specifically related to the assets acquired. The Company did not assume liabilities related to (a) a note and other payables of TII owed to Infotech in the aggregate amount of approximately $4,114,000, (b) other TII liabilities which are not directly related to the MRI business and which total approximately $490,000 and (c) certain amounts payable from TII to the Federal Deposit Insurance Corporation.

     In anticipation of closing this transaction, and to preserve the MRI assets, the Company entered into an Operating Agreement with TII effective as of February 17, 1995. Pursuant to the Operating Agreement, TII delegated to Comtex its full right and authority to operate and manage its business.

     Since the acquisition is contingent upon the satisfaction of certain conditions pursuant to the Put Agreement, the Company has not included MRI's balance sheet or results of operations in its financial statements. If the MRI Acquisition is consummated, the assets and liabilities included in the transaction will be recorded at book value since the Company and TII are entities under the common control of Infotech.

5.   Notes Payable

     On May 16, 1995, the Company and Infotech, signed the Amended Infotech Note which carries an interest rate of 10% on the unpaid principal balance and is due on July 1, 2002. The Amended Infotech
Note is collateralized by a continuing collateral interest in all receivables, all products of such receivables and the proceeds thereof, all purchase orders, and all patents and technology now or hereafter held or received by the Company.

     In conjunction with the Amended Infotech Note, the Company and Infotech entered into an Agreement dated May 16, 1995, whereby Infotech agreed to reduce the outstanding principal of the Amended Infotech Note based upon certain circumstances. These circumstances include payments made by Comtex in accordance with the MRI Acquisition (see Note 4), losses incurred by MRI during a specified period of time or any losses, liabilities or expenses incurred by Comtex arising from any inaccuracy or breach of any representations or warranties contained in the Asset Purchase Agreement. The principal of the Amended Infotech Note may be increased in the event that the Gillulys utilize loans to the Company as consideration when exercising certain options to purchase Comtex common stock owned by Infotech and granted to the Gillulys.

     Since the Asset Purchase Agreement consummating the MRI
Acquisition is contingent upon the satisfaction of certain conditions pursuant to the Put Agreement, the note principal adjustment amounts stipulated in the Agreement have not been determined. Thus, at September 30, 1995, the principal of the Amended Infotech Note remains at $1,040,000. The terms and conditions, including the maturity date, of the Amended Infotech
Note are not contingent on any aspects of the MRI Acquisition or the Put Agreement.

     On February 17, 1995, the Company entered into a $1 million Contracts Financing Agreement with Princeton Capital Finance Company, L.L.C. ("PrinCap"). The PrinCap Contracts Financing Agreement provides for the financing of approved inventory, unbilled accounts receivable and accounts receivable to support both the MRI business and Comtex' operations. Under the financing agreement, PrinCap will finance approved inventory and unbilled accounts receivable at an annualized interest rate of Prime plus 4% and accounts receivable at an annualized interest rate of Prime plus 3% based upon Prime as defined by The Wall Street Journal on the date of borrowing. At September 30, 1995, the Company owed PrinCap approximately $370,000 plus accrued interest.

     Through September 30, 1995, all PrinCap proceeds had been utilized for the financing of purchase orders and accounts receivable to support the MRI business. Accordingly, all such borrowings from PrinCap by the Company have been for the benefit of TII.

     In order to obtain such financing, PrinCap required a corporate guarantee from TII and a limited personal guarantee of up to $1 million from the Gillulys. To induce the Gillulys to personally guarantee the financing, the Board approved the issuance directly to the Gillulys of certain options to purchase common stock of the Company pursuant to Stock Option Agreements between the Gillulys and the Company dated May 16, 1995. Additionally, as partial consideration for the Gillulys' personal guarantee of the PrinCap financing and to make certain loans to TII prior to the PrinCap financing, Infotech and one of its wholly-owned subsidiaries, granted to the Gillulys options to purchase common stock of the Company owned by Infotech and that subsidiary pursuant to a Stock Option Agreement dated May 16, 1995 (collectively the "Stock Option Agreements").

     The number of shares of the Company's common stock subject to the Stock Option Agreements ("Option Shares") was determined as of August 21, 1995, pursuant to the formulae set forth in the Stock Option Agreements. The Gillulys received options to purchase 2,540,503 of the Company's shares held by Infotech. In addition, pursuant to the Stock Option Agreements, the Company issued 2,540,503 options to the Gillulys. This issuance of 2,540,503 options along with the approval of 900,000 shares for a stock option plan exceeds the Company's currently authorized shares by 1,295,170. The Company plans to seek shareholder approval to increase the number of authorized shares at its Annual Meeting of Shareholders to be held in December 1995. For a more detailed description of the Amended Infotech Note, the PrinCap Contracts Financing Agreement and the Stock Option Agreements, see the 1995 Form 10-K.


6.   Related Parties

     On May 31, 1993, the Company relocated to Alexandria, Virginia, sharing facilities with TII. Comtex and TII also share accounting, human resources, and technical employees, equipment, and office supplies pursuant to a contract signed September 1, 1993. Shared employees are charged to the entity receiving benefit of the employee's labor at the employee's hourly rate. Facility rental and office expenses are charged to the entity receiving the benefit or service based upon actual cost. Pursuant to the contract, the Company incurred expenses of approximately $49,000 and $61,000 for facility rental, staff and office expenses during the three months ended September 30, 1995 and 1994, respectively.

     At September 30, 1995, the Company owed approximately $370,000 to PrinCap and reflected a corresponding accounts receivable from MRI in this amount. Advances from the Company to MRI have the same interest rate as the Company incurs to PrinCap. Additionally, as September 30, 1995, the Company had a net accounts receivable from MRI totalling approximately $253,000 which includes cash advances, accrued PrinCap interest, payments of MRI accounts payable and operating transactions. At June 30, 1995, the Company had an accounts receivable from MRI related to PrinCap financings of approximately $792,000 and a net accounts receivable related to cash advances, accrued PrinCap interest, payments of MRI accounts payable and operating transactions of approximately $309,000.

Item 2.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

     The Company is in the business of integrating hundreds of real-time news and information sources from around the world and specializes in providing automated editorial processing and repackaging of real-time news sources for information product distributors and corporate end-users. Comtex provides its customers with information which consists of the development and delivery of customized real-time and delayed-basis news wires. Product content includes late-breaking U.S. and international news and events, world-wide economic news and indices, news and information on over 15,000 public and private companies, Securities and Exchange Commission ("SEC") filings within 24 hours of release and up-to-the-minute sports and entertainment news. Real-time denotes the electronic transmission of breaking news stories while events are happening, or directly upon their completion, and before the stories' placement in conventional print, radio and television media.


RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1995, TO THE
THREE MONTHS ENDED SEPTEMBER 30, 1994

     During the three months ended September 30, 1995, the Company's revenues were approximately $755,000, or approximately $4,000 greater than revenues for the three months ended September 30, 1994. This minimal increase in revenues reflects revenues from new customers and royalties derived from the sale of Comtex' news to information distributors who pay Comtex a royalty based upon usage, offset by customer losses (including losses due to mergers of businesses) and revenue decreases due to pricing and usage factors.


     Operational expenses for the three months ended September 30, 1995 were approximately $902,000, representing a $255,000 (39%) increase in operational expenses as compared with the three months ended September 30, 1994. The increase in operational expenses is principally due to increased expenses for operations, product development and general and administrative. The increase in operational expenses is primarily due to an increase in amounts paid to information providers to enhance product breadth and telecommunication costs. The increase in expenses related to information providers allows the Company to obtain additional product content which improves its service to existing customers and enhances the Company's ability to attract new customers. Increased telecommunications costs include approximately $31,000 of non-recurring conversion costs and duplicative charges related to the

Company's upgrade in processing speed from 2,400 baud to 9,600 baud. Increases in product development represent expenses related to enhancement and augmentation of the Company's CustomWire products which were released in March 1995. The increase in general and administrative expenses relates to increases in personnel costs associated with the Company's operations and to small increases in legal and professional fees.

     The Company incurred an operating loss of approximately $147,000 during the quarter ended September 30, 1995 as compared with an operating income for the quarter ended September 30, 1994 of approximately $105,000. The Company recorded a net loss of approximately $174,000 for the three months ended September 30, 1995 as compared with net income for the three months ended September 30, 1994 of approximately $80,000. The decline in both operating income and net income reflects increased expenses predominately related to information providers, telecommunications and product development as discussed above.



FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1995, the Company had a negative working capital of approximately $55,000 as compared with working capital of approximately $134,000 at June 30, 1995. This decrease in working capital is the result of operational losses.

     The Company had cash and cash equivalents in the amount of approximately $15,000 at September 30, 1995, which was consistent
with the cash equivalents position at June 30, 1995.   The Company's
operating activities generated approximately $20,000 of cash during the quarter ended September 30, 1995. Additionally, during the quarter ended September 30, 1995, the Company advanced approximately $481,000 to MRI, including approximately $441,000 of borrowings from PrinCap. During the quarter ended September 30, 1995, MRI repaid the Company approximately $862,000 and advanced Comtex approximately $96,000. The balance outstanding from MRI at September 30, 1995 is comprised of approximately $370,000 of PrinCap advances and approximately $253,000 of unsecured cash advances and accounts receivable.

     Until the May 1995 restructuring, the Company had been in default on 1986 notes aggregating $1,040,000 due to Infotech, the majority owner of the Company. On May 16, 1995, the Company and Infotech entered into an Amended, Consolidated and Restated 10% Senior Subordinated Amended Infotech Note ("Amended Infotech Note"). The Amended Infotech Note carries an interest rate of 10% on the unpaid principal balance and is due on July 1, 2002.

     In conjunction with the Amended Infotech Note, the Company and Infotech entered into an Agreement dated May 16, 1995, whereby Infotech agreed to reduce the outstanding principal of the Amended Infotech Note based upon certain circumstances. These circumstances include payments made by Comtex in accordance with the May 1995 agreement with Telecommunications Industries, Inc. ("TII") to acquire TII's Micro Research Industries ("MRI") division ("MRI Acquisition") (see Note 4 of Notes to the Financial Statements), losses incurred by MRI during a specified period of time or any losses, liabilities or expenses incurred by Comtex arising from any inaccuracy or breach of any representations or warranties contained in the Asset Purchase Agreement. The principal of the Amended Infotech Note may be increased in the event that C.W. Gilluly, the Company's Chairman and Chief Executive Officer, and his wife, Marny Gilluly (the "Gillulys") utilize loans to the Company as consideration when exercising certain options to purchase Comtex common stock owned by Infotech and granted to the Gillulys.

     Since the Asset Purchase Agreement consummating the MRI
Acquisition is contingent upon the satisfaction of certain conditions pursuant to the Put Agreement, the note principal adjustment amounts stipulated in the Agreement have not been determined. Thus, at September 30, 1995, the principal of the Amended Infotech Note remains at $1,040,000. The terms and conditions, including the maturity date, of the Amended Infotech
Note are not contingent on any aspects of the MRI Acquisition or the Put Agreement.

     On February 17, 1995, the Company entered into a $1 million Contracts Financing Agreement with Princeton Capital Finance Company, L.L.C. ("PrinCap"). The PrinCap Contracts Financing Agreement provides for the financing of approved inventory, unbilled accounts receivable and accounts receivable to support both the MRI business and Comtex' operations. Under the financing agreement, PrinCap will finance approved inventory and unbilled accounts receivable at an annualized interest rate of Prime plus 4% and accounts receivable at an annualized interest rate of Prime plus 3% based upon Prime as defined by The Wall Street Journal on the date of borrowing. At September 30, 1995, the Company owed PrinCap approximately $370,000 of principal plus accrued interest.

     Through September 30, 1995, all PrinCap proceeds had been utilized for the financing of purchase orders and accounts receivable to support the MRI business. Accordingly, all such borrowings from PrinCap by the Company have been for the benefit of TII. Thus, at September 30, 1995, the Company had an accounts receivable from MRI related to PrinCap financings of approximately $370,000.

     The Company's ability to utilize the PrinCap Contract Financing Agreement is dependent upon the Company and/or MRI generating sufficient orders and billings to utilize as a borrowing base. No assurance may be given that the Company and/or MRI will be able to maintain this borrowing base.

     In order to obtain such financing, PrinCap required a corporate guarantee from TII and a limited personal guarantee of up to $1 million from the Gillulys. To induce the Gillulys to personally guarantee the financing, the Board approved the issuance directly to the Gillulys of certain options to purchase common stock of the Company pursuant to Stock Option Agreements between the Gillulys and the Company dated May 16, 1995. Additionally, as partial consideration for the agreement by the Gillulys to personally guarantee the PrinCap financing and to make certain loans to TII prior to the PrinCap financing, Infotech and one of its wholly-owned subsidiaries, granted to the Gillulys options to purchase common stock of the Company owned by Infotech and that subsidiary pursuant to a Stock Option Agreement dated May 16, 1995 (collectively the "Stock Option Agreements").

     The number of shares of the Company's common stock subject to the Stock Option Agreements ("Option Shares") was determined as of August 21, 1995, pursuant to the formulae set forth in the Stock Option Agreements. The Gillulys received options to purchase 2,540,503 of the Company's shares held by Infotech. In addition, pursuant to the Stock Option Agreements, the Company issued 2,540,503 options to the Gillulys. This issuance of 2,540,503 options along with the approval of 900,000 shares for a stock option plan exceeds the Company's currently authorized shares by 1,295,170. The Company plans to seek shareholder approval to increase the number of authorized shares at its Annual Meeting of Shareholders to be held in December 1995. For a more detailed description of the Amended Infotech Note, the PrinCap Contracts Financing Agreement and the Stock Option Agreements, see the 1995 Form 10-K.

     The Company has suffered recurring losses from operations and has a net stockholders' deficit of approximately $795,000 at September 30, 1995. The Company's future capital resources and liquidity will depend on the results of operations. The company relies on third party information providers for the news and information which becomes its product content. Interruption in or the termination of service from a significant number of the Company's information providers would affect the Company's ability to offer products or maintain product quality. Accordingly, the failure or inability to restore or replace such interrupted or terminated services could have a material adverse effect on revenues.

     In fiscal years 1994 and 1995, the Company dedicated substantial resources to upgrading its capabilities by implementing an advanced data management methodology designed to streamline reformatting, keywording and categorization of over 6,000 daily stories currently processed on a real-time basis. This process increases the efficiency of the Company's operations and the usefulness of the stories. The algorithms employed by this data management methodology gives the Company the ability to organize news stories by the similarity of content to other documents. The Company also upgraded its telecommunications systems with a backbone network running at a speed of 56kb, thus positioning the Company to transmit increased volumes of stories and providing the future capability of delivering multi-media products.

     During March of fiscal year 1995, utilizing its data management process, the Company has released a new product line, called CustomWires, which offers customers the option of selecting any combination of CustomWire products. The CustomWires are topic-defined newswire products that draw from every Comtex news source items relevant to the topic of the relevant CustomWire. Additionally, for customers who require news that focuses on topics not highlighted in basic CustomWires, Comtex has the ability to develop a unique CustomWire to meet the specific needs of certain end-user markets.

PART II - OTHER INFORMATION

Items 1-6 of Part II of Form 10-Q are not applicable.

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   COMTEX SCIENTIFIC CORPORATION
                                           (Registrant)



     Dated:  November 14, 1995     By:  /s/ C.W. Gilluly
                                       C.W. Gilluly
                                       Chairman of the Board and
                                       Chief Executive Officer



                                   By:  /s/ Thomas Wollman
                                       Thomas Wollman
                                       Chief Financial Officer
                                       (Principal Financial and
                                        Accounting Officer)