Form 10-Q
period 1995-12-31
COMTEX SCIENTIFIC CORP
filed 1996-02-14
CIK 352988

                       UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                     ---------------------
                           Form 10-Q
                     ---------------------

/X/ Quarter report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 31, 1995 or

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

As of February 12, 1996, 7,854,667 shares of the Common Stock of the registrant were outstanding.

                  COMTEX SCIENTIFIC CORPORATION

                        TABLE OF CONTENTS



PART I         FINANCIAL INFORMATION                   PAGE NO.

     Item 1.   Financial Statements

               Balance Sheets at December 31, 1995
               and June 30, 1995                          1

               Statements of Operations for the Three
               and Six Months ended December 31, 1995
               and 1994                                   2

               Statements of Cash Flows for the Six
               Months ended December 31, 1995 and 1994    3

               Notes to Financial Statements           4 - 8

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                              9 - 15

PART II        Other Information                          16


SIGNATURES                                                17

                                   COMTEX SCIENTIFIC CORPORATION
                       BALANCE SHEETS AT DECEMBER 31, 1995 AND JUNE 30, 1995
                              --------------------------------------
                                                                DECEMBER 31,         JUNE 30,
 ASSETS                                                             1995               1995
 ______                                                          --------------    --------------
                                                                 (Unaudited)
 Current assets:

   Cash and cash equivalents                                           $53,001           $15,163
   Account Receivable, Net of Allowance of $80,809
     and $58,622 at December 31, and June 30, 1995,
     respectively                                                      526,964           432,045
   Advances to MRI                                                     816,554         1,071,392
   Prepaid Expenses and Other Current Assets                            19,412            12,821
                                                                 --------------    --------------
       Total Current Assets                                          1,415,931         1,531,421
                                                                 --------------    --------------

   Property and Equipment, Net                                         283,967           301,406
                                                                 --------------    --------------
 Other Assets:
   Unamortized License Fee, Net of Accumulated Amortization
   of $82,443 and $78,016 at December 31, and June 30, 1995
   respectively                                                          2,323             6,750
   Deposits                                                              1,448            12,137

                                                                 --------------    --------------
     Total Other Assets                                                  3,771            18,887
                                                                 --------------    --------------
 TOTAL ASSETS                                                       $1,703,669        $1,851,714
                                                                 ==============    ==============
 LIABILITIES AND STOCKHOLDERS' DEFICIT
 Current Liabilities:
   Accounts Payable                                                   $827,754          $491,419
   Accrued Expenses                                                    187,406            89,984
   Current Portion of Long-term Notes Payable                          626,962           815,652
                                                                 --------------    --------------
      Total Current Liabilities                                      1,642,122         1,397,055


 Long-Term Notes Payable                                             1,063,230         1,074,930
                                                                 --------------    --------------
 TOTAL LIABILITIES                                                   2,705,352         2,471,985
                                                                 --------------    --------------
 COMMITMENTS AND CONTINGENCIES
 STOCKHOLDERS' DEFICIT
   Common Stock, $0.01 Par Value -
     Share Authorizes: 18,000,000;
     Shares issued and outstanding: 7,854,667                           78,547            78,547





   Additional Paid-In Capital                                        9,830,010         9,830,010
   Accumulated Deficit                                             (10,910,240)      (10,528,828)
                                                                 --------------    --------------
     Total Stockholders Deficit                                     (1,001,683)         (620,271)
                                                                 --------------    --------------
 TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $1,703,669        $1,851,714
                                                                 ==============    ==============
               The accompanying "Notes to Financial Statements" are an integral part of these financial statements
                                                -1-

/TABLE

                                            COMTEX SCIENTIFIC CORPORATION
                                               STATEMENTS OF OPERATIONS
                         FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                                      (UNAUDITED)
                                                             Three Months Ended               Six Months Ended
                                                                December 31,                    December 31,
                                                               -------------                   -------------
                                                            1995            1994            1995           1994
                                                        ------------    ------------    ------------   ------------
  NET REVENUES

      Business Information Services                         $761,119        $699,612     $1,516,306      $1,450,746
                                                        ------------    ------------    ------------    ------------
      Total Net Revenues                                    $761,119        $699,612     $1,516,306      $1,450,746
                                                        ------------    ------------    ------------    ------------
  COSTS AND EXPENSES
     Operations                                              528,065         369,576      1,021,506         652,636
     Product Development                                      67,234          39,388        133,682          67,967
     Sales and Marketing                                      88,029          89,297        180,242         158,290
     General and Administrative                              224,148         187,032        436,774         371,269
     Depreciation and Amortization                            34,171          42,338         71,723          84,096
                                                        ------------    ------------    ------------    ------------
        Total Costs and Expenses                             941,647         687,631      1,843,927       1,334,258

                                                        ------------    ------------    ------------    ------------
  INCOME (L0SS) FROM OPERATIONS                             (180,528)         11,981       (327,621)        116,488
  OTHER INCOME (EXPENSE)
     Interest Expense                                        (26,000)        (26,000)       (52,000)        (52,000)
     Interest Income/Other                                        13           3,172         (1,302)          6,044
                                                        ------------    ------------    ------------    ------------
           Other Expense, Net                                (25,987)        (22,828)       (53,302)        (45,956)
                                                        ------------    ------------    ------------    ------------
  INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES         (206,515)        (10,847)      (380,923)         70,532
  INCOME TAXES                                                      0           (800)           489             311
                                                        ------------    ------------    ------------    ------------
  NET INCOME (LOSS)                                        ($206,515)       ($10,047)     ($381,412)        $70,221
                                                         ============    ============   ============    ============

  NET INCOME (LOSS) PER COMMON SHARE                          ($0.03)         ($0.00)        ($0.05)           $0.01
                                                         ============    ============   ============    ============
  WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING                                            7,854,667       7,854,667      7,854,667       7,854,667
                                                         ============    ============   ============    ============
                        The accompanying "Notes to Financial Statements" are an integral part of these financial statements
                                                         -2-
/TABLE

                                     COMTEX SCIENTIFIC CORPORATION
             STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                              (UNAUDITED)
                        ------------------------------------------------------
                                                                              Six Months Ended
                                                                                December 31,
                                                                            --------------------
                                                                                 1995            1994
                                                                          -----------    -----------
 Cash flows from operating activities:

   Net income (Loss)                                                        ($381,412)       $70,221
 Adjustments to reconcile net income to net cash
       provided by operating activities:
    Depreciation and Amortization Expense                                      71,723         84,096
    Bad Debt Expense                                                           26,000         19,996
    Loss on Disposition of Fixed Assets                                         1,346            -
 Changes in Assets and Liabilities:
    Accounts Receivalbe                                                      (120,919)       (69,397)
    Prepaid Expenses and Other Current Assets                                  (6,591)        (8,284)
    Deposits                                                                   10,689         (9,228)
    Accounts Payable                                                          336,335        (27,307)
    Accrued Expenses                                                           97,422         (9,668)
    Other Liabilities                                                         (11,700)       (45,309)

                                                                          -----------    -----------
 Net Cash provided by Operatiing Activities                                    22,893          5,120
 Cash Flows from Investing Activities:
   Purchases of Property and Equipment                                        (59,388)       (19,946)
   Proceeds from Disposition of Fixed Assets                                    8,185           -
   Line of credit to MRI - advances                                        (1,096,541)          -
   Line of credit to MRI - repayments                                       1,291,523           -
   Net change in note receivable - MRI                                         59,856           -
                                                                           -----------    -----------
 Net cash provided by investing activities                                    203,635        (19,946)
                                                                           -----------    -----------
 Cash Flows from Financing Activities:
   Notes Payable                                                                 (197)        (2,215)

   Proceeds from Line of Credit                                             1,057,928             -
   Repayment against Line of Credit                                        (1,246,421)            -
                                                                           -----------    -----------
 Net Cash used in Financing Activities                                       (188,690)        (2,215)
                                                                           -----------    -----------
 Net Increase (Decrease) in Cash and Cash Equivalents                          37,838        (17,041)

 Cash and Cash Equivalents, Balance at Beginning of Period                     15,163        356,099
                                                                           -----------    -----------
 Cash and Cash Equivalents, Balance at End of Period                          $53,001        $339,058
                                                                            ==========     ==========





 Supplemental disclosure of cash flow information:
    Cash paid for interest                                                         $0        $26,000
    Cash paid for income taxes                                                   $489         $1,111
                 The accompanying "Notes to Financial Statements" are an integral part of these financial statements
                                                  -3-
/TABLE

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


2.   Reclassifications

     Certain amounts presented for the three and six months ended
December 31, 1994, have been reclassified to conform to the presentation for the three and six months ended December 31, 1995.

3.   Going Concern

     The accompanying financial statements have been prepared assuming that Comtex will continue as a going concern. The Company has suffered recurring losses from operations and has a negative stockholders' equity that raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

     The conditions upon which the MRI Acquisition is contingent were not satisfied on or before December 31, 1995. Rather than exercise the put option, the Company decide to continue investigating the feasibility of developing, marketing and selling the products of MRI. As a result, the Company entered into a letter agreement with TII dated February 14, 1996, pursuant to which the Company's option to put back to TII all or a portion of the TII assets was extended to June 30, 1996.

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

     Since the Asset Purchase Agreement consummating the MRI
Acquisition is contingent upon the satisfaction of certain conditions pursuant to the Put Agreement, the note principal adjustment amounts stipulated in the Agreement have not been determined. Thus, at December 31, 1995, the principal of the Amended Infotech Note remains at $1,040,000. The terms and conditions, including the maturity date, of the Amended Infotech
Note are not contingent on any aspects of the MRI Acquisition or the Put Agreement.

     On February 17, 1995, the Company entered into a $1 million Contracts Financing Agreement with Princeton Capital Finance Company, L.L.C. ("PrinCap"). The PrinCap Contracts Financing Agreement provides for the financing of approved inventory, unbilled accounts receivable and accounts receivable to support both the MRI business and Comtex' operations. Under the financing agreement, PrinCap will finance approved inventory and unbilled accounts receivable at an annualized interest rate of Prime plus 4% and accounts receivable at an annualized interest rate of Prime plus 3% based upon Prime as defined by The Wall Street Journal on the date of borrowing. At December 31, 1995, the Company owed PrinCap approximately $603,000 plus accrued interest.

     Through December 31, 1995, all PrinCap proceeds had been utilized for the financing of purchase orders and accounts receivable to support the MRI business. Accordingly, all such borrowings from PrinCap by the Company have been for the benefit of TII.

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

6.   Related Parties

     On May 31, 1993, the Company relocated to Alexandria, Virginia, sharing facilities with TII. Comtex and TII also share accounting, human resources, and technical employees, equipment, and office supplies pursuant to a contract signed September 1, 1993. Shared employees are charged to the entity receiving benefit of the employee's labor at the employee's hourly rate. Facility rental and office expenses are charged to the entity receiving the benefit or service based upon actual cost. Pursuant to the contract, the Company incurred expenses of approximately $81,000 and $128,000 for facility rental, staff and office expenses during the six months ended December 31, 1995 and 1994, respectively.

     At December 31, 1995, the Company owed approximately $603,000 to PrinCap and reflected a corresponding accounts receivable from MRI in this amount. Advances from the Company to MRI have the same interest rate as the Company incurs to PrinCap. At December 31, 1995, the Company owed PrinCap approximately $12,000 in accrued interest and had a corresponding $12,000 interest receivable from MRI. Additionally, at December 31, 1995, the Company had a net accounts receivable from MRI totalling approximately $201,000 which includes cash advances, payments of MRI accounts payable and operating transactions. At June 30, 1995, the Company had an accounts receivable from MRI related to PrinCap financings of approximately $792,000 and a net accounts receivable related to cash advances, payments of MRI accounts payable and operating transactions of approximately $309,000.

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


RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 1995, TO THE THREE MONTHS ENDED DECEMBER 31, 1994

     During the three months ended December 31, 1995, the Company's revenues were approximately $761,000, or approximately $61,000 (9%) greater than revenues for the three months ended December 31, 1994. This increase reflects revenues from new customers, price increases for certain customers and royalties derived from the sale of Comtex' news to information distributors who pay Comtex a royalty based upon usage. These revenue increases were partially offset by customer losses and revenue decreases due to pricing and usage factors.

     Operational expenses for the three months ended December 31, 1995 were approximately $942,000, representing a $254,000 (37%) increase in operational expenses as compared with the three months ended December 31, 1994. The increase in operational expenses is principally in the areas of operations, product development and general and administrative. The increased expenses in the operational area are primarily due to amounts paid to information providers to enhance product breadth, personnel and telecommunications. The increase in expenses related to information providers allows the Company to obtain additional product content which improves its service to existing customers and enhances the Company's ability to attract new customers. Increased personnel costs are related to the Company's efforts to implement and support its new products. Increased telecommunications costs are related to a price increase from the Company's primary distribution vendor and an upgrade in processing capability. The Company is attempting to modify operations to reduce such costs. Increases in product development represent expenses related to enhancement and augmentation of the Company's CustomWire products which were released in March 1995. The increase in general and administrative expenses relates to increases in personnel costs associated with the Company's operations and increases in bad debt expense.

     The Company incurred an operating loss of approximately $181,000 during the quarter ended December 31, 1995 as compared to operating income for the quarter ended December 31, 1994 of approximately $12,000. The Company recorded a net loss of approximately $206,000 for the three months ended December 30, 1995 as compared with a net loss for the three months ended December 31, 1994 of approximately $10,000. The decline in both operating income and net income reflects increased expenses predominately related to information providers, telecommunications and product development as discussed above.


COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 1995, TO THE SIX
MONTHS ENDED DECEMBER 31, 1994

     During the six months ended December 31, 1995, the Company's revenues were approximately $1,516,000, or approximately $65,000 (4%) greater than revenues for the six months ended December 31, 1994. This increase in revenues reflects revenues from new customers, price increases for certain customers and royalties derived from the sale of Comtex' news to information distributors who pay Comtex a royalty based upon usage. These revenue increases were partially offset by customer losses and revenue decreases due to pricing and usage factors.

     Operational expenses for the six months ended December 31, 1995 were approximately $1,844,000, representing a $510,000 (38%) increase in operational expenses as compared with the six months ended December 31, 1994. The increase in operational expenses is principally due to increased expenses for operations, product development and general and administrative. The increase in operational expenses is primarily due to an increase in amounts paid to information providers to enhance product breadth, personnel costs and telecommunication costs. The increase in expenses related to information providers allows the Company to obtain additional product content which improves its service to existing customers and enhances the Company's ability to attract new customers. Increased personnel costs are related to the Company's efforts to implement and support its new products.

Increased telecommunications costs include approximately $33,000 of non-recurring conversion costs and duplicative charges related to the Company's upgrade in processing capability. Increased telecommunications costs are also related to a price increase from the Company's primary distribution vendor. Increases in product development represent expenses related to enhancement and augmentation of the Company's CustomWire products which were released in March 1995. The increase in general and administrative expenses relates to increases in personnel costs associated with the Company's operations.

     The Company incurred an operating loss of approximately $328,000 during the six months ended December 31, 1995 as compared with operating income for the six months ended December 31, 1994 of approximately $116,000. The Company recorded a net loss of approximately $381,000 for the six months ended December 31, 1995 as compared with net income for the six months ended December 31, 1994 of approximately $70,000. The decline in both operating income and net income reflects increased expenses predominately related to information providers, telecommunications and product development as discussed above.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1995, the Company had a negative working capital of approximately $226,000 as compared with working capital of approximately $134,000 at June 30, 1995. This decrease in working capital is the result of operational losses.

     The Company had cash and cash equivalents in the amount of approximately $53,000 at December 31, 1995, which was approximately $38,000 more than the cash equivalents position at June 30, 1995. This increase is attributable to an increase in accounts payable of approximately $336,000 and an increase in accrued expenses of approximately $97,000 which were partially offset by operating losses and an increase in accounts receivable of approximately $121,000. The Company's operating activities generated approximately $23,000 of cash during the six months ended December 31, 1995. Additionally, during the six months ended December 31, 1995, the Company advanced approximately $1,097,000 to MRI of borrowings from PrinCap. During the six months ended December 31, 1995, MRI repaid the Company approximately $1,292,000 related to PrinCap financings. The balance outstanding from MRI at December 31, 1995 is comprised of approximately $603,000 of PrinCap advances and approximately $201,000 of uncollateralized cash advances and net accounts receivable. The approximately $201,000 of uncollateralized cash advances and net accounts receivable is approximately $108,000 less than the balance due from MRI of uncollateralized cash advances and net accounts receivable at June 30, 1995. (see Note 4 of Notes to the Financial Statements)

     Until the May 1995 restructuring, the Company had been in default on 1986 notes aggregating $1,040,000 due to Infotech, the majority owner of the Company. On May 16, 1995, the Company and Infotech entered into an Amended, Consolidated and Restated 10% Senior Subordinated Amended Infotech Note ("Amended Infotech Note"). The Amended Infotech Note carries an interest rate of 10% on the unpaid principal balance and is due on July 1, 2002.

     In conjunction with the Amended Infotech Note, the Company and Infotech entered into an Agreement dated May 16, 1995, whereby Infotech agreed to reduce the outstanding principal of the Amended Infotech Note based upon certain circumstances. These circumstances include payments made by Comtex in accordance with the May 1995 agreement with Telecommunications Industries, Inc. ("TII") to acquire TII's Micro Research Industries ("MRI") division ("MRI Acquisition"), losses incurred by MRI during a specified period of time or any losses, liabilities or expenses incurred by Comtex arising from any inaccuracy or breach of any representations or warranties contained in the Asset Purchase Agreement. The principal of the Amended Infotech Note may be increased in the event that C.W. Gilluly, the Company's Chairman and Chief Executive Officer, and his wife, Marny Gilluly (the "Gillulys") utilize loans to the Company as consideration when exercising certain options to purchase Comtex common stock owned by Infotech and granted to the Gillulys.

     Since the Asset Purchase Agreement consummating the MRI
Acquisition is contingent upon the satisfaction of certain conditions pursuant to the Put Agreement, the note principal adjustment amounts stipulated in the Agreement have not been determined. Thus, at December 31, 1995, the principal of the Amended Infotech Note remains at $1,040,000. The terms and conditions, including the maturity date, of the Amended Infotech
Note are not contingent on any aspects of the MRI Acquisition or the Put Agreement.

     The conditions upon which the MRI Acquisition is contingent were not satisfied on or before December 31, 1995. Rather than exercise the put option, the Company decide to continue investigating the feasibility of developing, marketing and selling the products of MRI. As a result, the Company entered into a letter agreement with TII dated February 14, 1996, pursuant to which the Company's option to put back to TII all or a portion of the TII assets was extended to June 30, 1996.

     MRI's assets and liabilities, and the results of its operations, are not reflected in the financial statements included herein; such financial statements therefore do not reflect the combined financial condition or results of operations of the Company and MRI. If the Company elects not to exercise its right to "put" or resell the MRI business to TII, the assets and liabilities of MRI will be recorded in the Company's financial statements at book value, because the Company and TII are entities under the common control of Infotech. In such event, there can be no assurance that the Company will be able to successfully complete upgrades of, market or sell the products of MRI, or that it will be able to operate the MRI Business profitably. In the event the Company elects to exercise its right to put the MRI Business back to TII, the failure of TII to honor certain payment and other obligations to the Company could have a material adverse effect on the Company's financial condition.

     On February 17, 1995, the Company entered into a $1 million Contracts Financing Agreement with Princeton Capital Finance Company, L.L.C. ("PrinCap"). The PrinCap Contracts Financing Agreement provides for the financing of approved inventory, unbilled accounts receivable and accounts receivable to support both the MRI business and Comtex' operations. Under the financing agreement, PrinCap will finance approved inventory and unbilled accounts receivable at an annualized interest rate of Prime plus 4% and accounts receivable at an annualized interest rate of Prime plus 3% based upon Prime as defined by The Wall Street Journal on the date of borrowing. At December 31, 1995, the Company owed PrinCap approximately $603,000 plus accrued interest.

     Through December 31, 1995, all PrinCap proceeds had been utilized for the financing of purchase orders and accounts receivable to support the MRI business. Accordingly, all such borrowings from PrinCap by the Company have been for the benefit of TII. Thus, at December 31, 1995, the Company had an accounts receivable from MRI related to PrinCap financings of approximately $603,000.

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

     The Company has suffered recurring losses from operations and has a net stockholders' deficit of approximately $1,002,000 at December 31, 1995. The Company's future capital resources and liquidity will depend on the results of operations. The Company relies on third party information providers for the news and information which becomes its product content. Interruption in or the termination of service from a significant number of the Company's information providers would affect the Company's ability to offer products or maintain product quality. Accordingly, the failure or inability to restore or replace such interrupted or terminated services could have a material adverse effect on revenues.

     In fiscal years 1994 and 1995, the Company dedicated substantial resources to upgrading its capabilities by implementing an advanced data management methodology designed to streamline reformatting, keywording and categorization of over 6,000 daily stories currently processed on a real-time basis. This process increases the efficiency of the Company's operations and the usefulness of the stories. The algorithms employed by this data management methodology give the Company the ability to organize news stories by the similarity of content to other documents. The Company also upgraded its telecommunications systems with a backbone network running at a speed of 56kb, thus positioning the Company to transmit increased volumes of stories and providing the future capability of delivering multi-media products.

     During March of fiscal year 1995, utilizing its data management process, the Company released a new product line, called CustomWires, which offers customers the option of selecting any combination of CustomWire products. The CustomWires are topic-defined newswire products that draw from every Comtex news source items relevant to the topic of the relevant CustomWire. Additionally, for customers who require news that focuses on topics not highlighted in basic CustomWires, Comtex has the ability to develop a unique CustomWire to meet the specific needs of certain end-user markets.

     In addition, the Company enhanced its Newsroom operations which focuses on story-specific news products. The Company's Newsroom products, generated by both an automated and human editorial function, include Top Headlines and Market Alert. Top Headlines provides customers with the world's top ten headlines in each of ten major news categories, updated three times per day. Market Alert transmits to customers only the stories which highlight specific trading actions in the financial markets.

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

     The annual meeting of shareholders of Comtex Scientific
     Corporation was held on December 18, 1995. At the meeting shareholders elected four directors: C.W. Gilluly, Erik
     Hendricks, Robert A. Nigro and Charles W. Terry. Each director will serve until his successor is duly elected and qualified.

     Shareholders also considered and approved the Comtex Scientific Corporation 1995 Stock Option Plan ("the Plan") by a vote of 5,247,557 in favor, 283,552 votes against and 31,934 abstentions. The Plan provides for the issuance of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended and non-qualified stock options to purchase an aggregate of up to 1,200,000 shares of common stock. The Plan permits the grant of options to key employees, consultants and directors of the Company.

     Shareholders also ratified the appointment of Coopers and Lybrand, L.L.P. as independent accountants for the Company for the fiscal year which ends June 30, 1996. There were 6,435,879 affirmative votes, 6,132 negative votes and 5,775 abstentions relating to the appointment of Coopers & Lybrand, L.L.P.

     Shareholders also approved that Article 3 of the Certificate of Incorporation of the Company be amended to increase the authorized shares of common stock from 10,000,000 to 18,000,000 by a vote of 6,165,310 in favor, 272,842 votes against and 9,634 abstentions.

     Shareholders also ratified that a new Article be added to the Certificate of Incorporation of the Company limiting the extent to which the directors of the Company may be liable for damages to the Company or its stockholders. There were 6,181,955 affirmative votes, 254,381 negative votes and 11,450 abstentions relating to the addition of an Article limiting the liability of directors under certain circumstances.

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   COMTEX SCIENTIFIC CORPORATION
                                           (Registrant)



     Dated:  February 14, 1996     By:  /s/ C.W. Gilluly
                                       C.W. Gilluly
                                       Chairman of the Board and
                                       Chief Executive Officer



                                   By:  /s/ Thomas Wollman
                                       Thomas Wollman
                                       Chief Financial Officer
                                       (Principal Financial and
                                        Accounting Officer)