Form 10-Q
period 1996-03-31
COMTEX SCIENTIFIC CORP
filed 1996-05-15
CIK 352988

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                      ---------------------
                            Form 10-Q
                      ---------------------

/X/ Quarter report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1996 or

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

As of May 10, 1996, 7,854,667 shares of the Common Stock of the registrant were outstanding.





                  COMTEX SCIENTIFIC CORPORATION

                        TABLE OF CONTENTS



PART I         FINANCIAL INFORMATION                   PAGE NO.

     Item 1.   Financial Statements

               Balance Sheets at March 31, 1996
               and June 30, 1995                          1

               Statements of Operations for the Three
               and Nine Months ended March 31, 1996
               and 1995                                   2

               Statements of Cash Flows for the Nine
               Months ended March 31, 1996 and 1995       3

               Notes to Financial Statements              4

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                  9

PART II        Other Information

     Item 5.   Recent Developments                        15

     Item 6.   Exhibits and Reports                       17


SIGNATURES                                                18

                                   COMTEX SCIENTIFIC CORPORATION
                        BALANCE SHEETS AT MARCH 31, 1996 AND JUNE 30, 1995
                              --------------------------------------
                                                                  MARCH 31,          JUNE 30,
 ASSETS                                                             1996               1995
 ______                                                          --------------    --------------
                                                                 (Unaudited)
 Current assets:

   Cash and cash equivalents                                           $44,939           $15,163
   Account Receivable, Net of Allowance of $82,284
     and $58,622 at March 31, 1996 and June 30, 1995,
     respectively                                                      615,458           432,045
   Advances to MRI                                                     859,346         1,071,392
   Prepaid Expenses and Other Current Assets                            24,528            12,821
                                                                 --------------    --------------
       Total Current Assets                                          1,544,271         1,531,421
                                                                 --------------    --------------

   Property and Equipment, Net                                         270,074           301,406
                                                                 --------------    --------------
 Other Assets:
   Unamortized License Fee, Net of Accumulated Amortization
   of $82,631 and $78,016 at March 31, 1996 and June 30,
    1995 respectively                                                    2,135             6,750
   Deposits                                                              1,448            12,137

                                                                 --------------    --------------
     Total Other Assets                                                  3,583            18,887
                                                                 --------------    --------------
 TOTAL ASSETS                                                       $1,817,928        $1,851,714
                                                                 ==============    ==============
 LIABILITIES AND STOCKHOLDERS' DEFICIT
 Current Liabilities:
   Accounts Payable                                                   $972,813          $491,419
   Accrued Expenses                                                    193,455            89,984
   Current Portion of Long-term Notes Payable                          724,211           815,652
                                                                 --------------    --------------
      Total Current Liabilities                                      1,890,479         1,397,055


 Long-Term Notes Payable, less Current Portion                       1,026,272         1,074,930
                                                                 --------------    --------------
 TOTAL LIABILITIES                                                   2,916,751         2,471,985
                                                                 --------------    --------------
 COMMITMENTS AND CONTINGENCIES
 STOCKHOLDERS' DEFICIT
   Common Stock, $0.01 Par Value -
     Share Authorizes: 18,000,000;
     Shares issued and outstanding: 7,854,667                           78,547            78,547

   Additional Paid-In Capital                                        9,830,010         9,830,010
   Accumulated Deficit                                             (11,007,380)      (10,528,828)
                                                                 --------------    --------------
     Total Stockholders Deficit                                     (1,098,823)         (620,271)
                                                                 --------------    --------------
 TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $1,817,928        $1,851,714
                                                                 ==============    ==============
               The accompanying "Notes to Financial Statements" are an integral part of these financial statements
                                              -Page 1

/TABLE

                                            COMTEX SCIENTIFIC CORPORATION
                                               STATEMENTS OF OPERATIONS
                                  FOR THE NINE MONTHS ENDED MARCH 31, 1996 AND 1995
                                                      (UNAUDITED)
                                                             Three Months Ended              Nine Months Ended
                                                                 March 31,                       March 31,
                                                               -------------                   -------------
                                                            1996            1995            1996           1995
                                                        ------------    ------------    ------------   ------------
  NET REVENUES

      Business Information Services                         $794,877        $639,416     $2,311,183      $2,090,162
                                                        ------------    ------------    ------------    ------------
      Total Net Revenues                                    $794,877        $639,416     $2,311,183      $2,090,162
                                                        ------------    ------------    ------------    ------------
  COSTS AND EXPENSES
     Operations                                              511,558         352,073      1,533,064       1,004,709
     Product Development                                      48,407          44,238        182,089         112,205
     Sales and Marketing                                      69,360          96,932        249,602         255,222
     General and Administrative                              201,929         149,066        638,703         520,335
     Depreciation and Amortization                            34,763          51,619        106,486         135,715
                                                        ------------    ------------    ------------    ------------
        Total Costs and Expenses                             866,017         693,928      2,709,944       2,028,186

                                                        ------------    ------------    ------------    ------------
  INCOME (L0SS) FROM OPERATIONS                              (71,140)        (54,512)      (398,761)         61,976
  OTHER INCOME (EXPENSE)
     Interest Expense                                        (26,000)        (26,000)       (78,000)        (78,000)
     Interest Income/Other                                         0           1,689         (1,302)          7,733
                                                        ------------    ------------    ------------    ------------
           Other Expense, Net                                (26,000)        (24,311)       (79,302)        (70,267)
                                                        ------------    ------------    ------------    ------------
  INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES          (97,140)        (78,823)      (478,063)         (8,291)
  (BENEFIT) PROVISION FOR INCOME TAXES                              0            (17)           489             294
                                                        ------------    ------------    ------------    ------------
  NET LOSS                                                  ($97,140)       ($78,806)     ($478,552)        ($8,585)
                                                         ============    ============   ============    ============

  NET LOSS PER COMMON SHARE                                   ($0.01)         ($0.01)        ($0.06)         ($0.00)
                                                         ============    ============   ============    ============
  WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING                                            7,854,667       7,854,667      7,854,667       7,854,667
                                                         ============    ============   ============    ============
                        The accompanying "Notes to Financial Statements" are an integral part of these financial statements
                                                         -2-
/TABLE

                                     COMTEX SCIENTIFIC CORPORATION
              STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED MARCH 31, 1996 AND 1995
                                              (UNAUDITED)
                        ------------------------------------------------------
                                                                              Nine Months Ended
                                                                                  March 31,
                                                                            --------------------
                                                                                 1996            1995
                                                                          -----------    -----------
 Cash flows from operating activities:

   Net income (Loss)                                                        ($478,552)       ($8,585)
 Adjustments to reconcile net income to net cash
       provided by operating activities:
    Depreciation and Amortization Expense                                     106,486        135,715
    Bad Debt Expense                                                           35,000         25,996
    Loss on Disposition of Fixed Assets                                         1,346            -
    Non-cash reduction in MRI advances                                         81,650        (25,000)
 Changes in Assets and Liabilities:
    Accounts Receivalbe                                                      (218,413)        (1,536)
    Prepaid Expenses and Other Current Assets                                 (11,707)      (115,446)
    Deposits                                                                   10,689        (10,823)
    Accounts Payable                                                          481,394        (42,167)
    Accrued Expenses                                                           72,388         79,322

    Other Liabilities                                                         (17,575)       (51,325)
                                                                          -----------    -----------
 Net Cash provided by Operatiing Activities                                    62,706        (13,849)
 Cash Flows from Investing Activities:
   Purchases of Property and Equipment                                        (80,070)       (93,805)
   Proceeds from Disposition of Fixed Assets                                    8,185           -
   Advances to MRI                                                         (1,632,309)      (739,544)
   Repayments from MRI                                                      1,762,705        123,377
                                                                           -----------    -----------
 Net cash provided by (used in) investing activities                           58,511       (709,972)
                                                                           -----------    -----------
 Cash Flows from Financing Activities:
   Notes Payable                                                                 (390)        (2,020)

   Proceeds from Line of Credit                                             1,606,410        739,544
   Repayment against Line of Credit                                        (1,697,461)      (123,377)
                                                                           -----------    -----------
 Net Cash provided by (used in) Financing Activities                          (91,441)        614,147
                                                                           -----------    -----------
 Net Increase (Decrease) in Cash and Cash Equivalents                          29,776       (109,674)

 Cash and Cash Equivalents, Balance at Beginning of Period                     15,163        356,099
                                                                           -----------    -----------
 Cash and Cash Equivalents, Balance at End of Period                          $44,939        $246,425
                                                                            ==========     ==========

 Supplemental disclosure of cash flow information:
    Cash paid for interest                                                         $0        $78,000
    Cash paid for income taxes                                                   $489         $1,111

 Supplemental disclosure of noncash flow financing activities:
    During the nine months ended March 31, 1996, the Infotech Note was reduced by $31,082 in accordance with the indemnification agreement between Infotech and the Company.  See Notes 4 and 5 to the
    Financial Statements.

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

     Loss per common share is based upon the weighted average number of shares outstanding during each quarter and common stock equivalents, if dilutive. The effect of outstanding common stock equivalents on net loss per common share is not included because it would be antidilutive.


2.   Reclassifications

     Certain amounts presented for  the three and nine  months ended
March  31,   1995,  have  been  reclassified   to  conform  to   the
presentation for the three and nine months ended March 31, 1996.

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


4.   Telecommunications Industries, Inc./Micro Research Industries

     During fiscal 1995, the Company entered into an Asset Purchase Agreement (the "MRI Acquisition") to acquire certain assets of Telecommunications Industries, Inc. ("TII"). The assets to be acquired included substantially all of the assets of TII's sole operating division, Micro Research Industries ("MRI"). MRI's business consisted of providing sales, leasing and maintenance support of computer hardware and software primarily to the U.S. House of Representatives. Infotechnology, Inc. ("Infotech"), which owns approximately 60% of the outstanding common stock of the

Company, also owns approximately 82% of the outstanding common stock of TII. C.W. Gilluly, Ed.D, Chairman of the Board of Directors and Chief Executive Officer of the Company, also is the Chairman of the Board of Directors and Chief Executive Officer of TII and Chairman of the Board of Directors and President of Infotech.

     The terms of the MRI Acquisition were embodied in a number of documents, including an Asset Purchase Agreement and a Put Agreement each dated May 16, 1995, entered into by the Company and TII (collectively the "MRI Agreements"). These agreements granted to the Company the right, under certain terms and conditions, to require TII to retain the assets of the MRI business and the liabilities associated therewith (the "Put Right"). On March 25, 1996, the Company exercised its Put Right.

     Pursuant to the MRI Agreements and a subsequent letter agreement dated March 25, 1996, the Company exercised the Put Right related to all of the assets, rights and properties constituting or used exclusively in the MRI business, and TII agreed to retain all liabilities and obligations, contingent, matured or otherwise, of the MRI business. TII and Infotech have agreed with the Company that, in the event the Company incurs any damage, loss, judgement, fine, penalty, assessment, settlement, cost or expense resulting in a liability to the Company, in whole or in any part arising out of or relating to the MRI business, the Company may either seek indemnification for such liability from TII or reduce the principal amount of its indebtedness to Infotech (the "Infotech Note"), by the amount of such liability (see Note 5. to Notes to Financial Statements).

     At March 31, 1996, the Company's balance Sheet reflected $859,346 owed to the Company by MRI (the "MRI Advances"). Of this amount, approximately $701,000 consisted of borrowings from Princeton Capital Finance Company, L.L.C. ("PrinCap") advanced by the Company to the MRI business and approximately $159,000 of uncollateralized cash advances. Management believes that most of the portion of the MRI Advances attributable to PrinCap borrowings will be paid off as accounts receivable of the MRI business, pledged as collateral for the PrinCap loan, are collected. A portion of the uncollateralized accounts receivable will be repaid through the transfer of assets, at book value, pursuant to the Company entering into a new facility lease and accepting certain operational assets from TII. Beyond the amount of the transfer of assets from TII, management believes that it is unlikely that TII will be able to repay to the Company the balance of the MRI Advances attributable to uncollateralized cash advances, or that TII will be able to indemnify the Company against any other liabilities of the MRI business. Management therefore anticipates that any such amounts which are not repaid to the Company by TII, or losses incurred by the Company for which TII does not provide indemnification, will be used to reduce the principal of the Infotech Note. Any such nonpayment or loss could have a material adverse effect on the

Company's financial condition and liquidity position.

     Since the MRI Acquisition was contingent upon certain conditions pursuant to the Put Agreement, the Company did not include MRI's balance sheet or results of operations in its financial statements as of or for any period presented.

5.   Notes Payable

     On February 17, 1995, the Company entered into a $1 million Contracts Financing Agreement with PrinCap. The PrinCap Contracts Financing Agreement provides for the financing of approved inventory, unbilled accounts receivable and accounts receivable to support both the MRI business (see below) and Comtex' operations. Under the financing agreement, PrinCap will finance approved inventory and unbilled accounts receivable at an annualized interest rate of Prime plus 4% and accounts receivable at an annualized interest rate of Prime plus 3% based upon the Prime rate as defined by The Wall Street Journal on the date of borrowing. At March 31, 1996, the Company owed PrinCap approximately $701,000 plus accrued interest.

     Through March 31, 1996, all PrinCap proceeds had been utilized for the financing of purchase orders and accounts receivable to support the MRI business. Accordingly, all such borrowings from PrinCap by the Company have been for the benefit of TII (see Note 4. of Notes to Financial Statements).

     The Company made no borrowings under the PrinCap Contracts Financing Agreement in April or early May 1996. Through May 2, 1996, the Company received approximately $437,000 from TII and repaid such amount to PrinCap, reducing the PrinCap balance to approximately $264,000.

     To obtain the PrinCap financing, Dr. Gilluly and his wife, Marny Gilluly (the "Gillulys") signed a limited personal guarantee of up to $1 million. To induce the Gillulys to personally guarantee the financing, the Board approved the issuance directly to the Gillulys of certain options to purchase common stock of the Company pursuant to Stock option Agreements between the Company dated May 16, 1995. Additionally, as partial consideration for the Gillulys' personal guarantee of the PrinCap financing and to make certain loans to TII prior to the PrinCap financing, Infotech and one of its wholly-owned subsidiaries, granted to the Gillulys options to purchase common stock of the Company owned by Infotech and that subsidiary pursuant to a Stock Option Agreement dated May 16, 1995 (collectively the "Stock Option Agreements").

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

     On May 16, 1995, the Company and Infotech, signed the Amended Infotech Note ("Infotech Note") which carries an interest rate of 10% on the unpaid principal balance and is due on July 1, 2002. Interest only is payable quarterly, commencing June 30, 1995. The Company has not made any interest payments during the fiscal year beginning July 1, 1995. The Infotech Note is collateralized by a continuing collateral interest in all receivables, all products of such receivables and the proceeds thereof, all purchase orders, and all patents and technology now or hereafter held or received by the Company. The Infotech Note is subordinated to all Senior Indebtedness of the Company. The term "Senior Indebtedness" includes the principal and interest charges, existing or hereafter incurred on the Company's obligations, including borrowings from PrinCap.

     Immediately following the exercise by the Company of the Put Right, the Infotech Note had a principal balance of $1,040,000, subject to reduction by the Company in the event the Company incurs any damage, loss, judgement, fine, penalty, assessment, settlement, cost or expense resulting in a liability to the Company, in whole or in any part arising out of or relating to the MRI business. In March 1996, the Company incurred an approximately $31,000 liability related to the MRI business to allow the Company to remain in its facility. Thus, in accordance with the MRI Agreements which include provisions to adjust the Infotech Note, the Infotech Note was reduced by a corresponding $31,000 to a principal balance of $1,009,000 at March 31, 1996. Since Infotech agreed to reduce the principal balance of the Infotech Note for all MRI business liabilities borne by the Company, the $31,000 reduction did not effect the Company's results of operations during the three and nine months ended March 31, 1996.


6.   Related Parties

     On May 31, 1993, the Company relocated to Alexandria, Virginia, sharing facilities, accounting, human resources, and technical employees, equipment, and office supplies with TII pursuant to a contract signed September 1, 1993. In April 1996, the Company terminated its sublease with TII and signed a lease directly with the owner of the building for essentially the identical space it had been subleasing from TII (see Note 7. of Notes to Financial

Statements).   This lease  begins May 1,  1996, and  the sharing  of
accounting, human resources, and technical employees, equipment, and office supplies with TII cease at that time or shortly thereafter.

     Pursuant to the contract with TII, the Company incurred expenses of approximately $127,000 and $176,000 for facility rental, staff and office expenses during the nine months ended March 31, 1996 and 1995, respectively.

     At March 31, 1996, the Company owed approximately $701,000 to PrinCap and reflected a corresponding accounts receivable from MRI in this amount. Advances from the Company to MRI have the same interest rate as the Company incurs to PrinCap. At March 31, 1996, the Company owed PrinCap approximately $14,000 in accrued interest and had a corresponding $14,000 interest receivable from MRI. Additionally, at March 31, 1996, the Company had a net accounts receivable from MRI totalling approximately $159,000 which includes cash advances, payments of MRI accounts payable and operating transactions. At June 30, 1995, the Company had an accounts receivable from MRI related to PrinCap financings of approximately $792,000 and a net accounts receivable related to cash advances, payments of MRI accounts payable and operating transactions of approximately $309,000.

7.   Subsequent Event

     As discussed above, in April 1996, the Company terminated its sublease with TII and signed a lease directly with the owner of the building for essentially the identical space it had been renting from TII. To consummate this lease and to satisfy other building related MRI liabilities (for which the Company is indemnified), and to meet the requirement for the Company to deliver a six-month facility deposit and a build-out deposit, the Company executed a demand note in the amount of $127,422 from Dr. Gilluly (the "Gilluly Note"). The Gilluly Note is due on demand but in no event later than April 11, 1997. The Gilluly Note shall bear interest on the principal amount outstanding at a rate of twelve percent (12%) per annum and interest is payable monthly. The Gilluly Note is collateralized by the Company's accounts receivable, now existing and in the future arising, and all proceeds of those accounts.

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

     During March of fiscal year 1995, utilizing its data management process, the Company released a new product line, called CustomWires, which offers customers the option of selecting news stories by topic rather than publisher. The CustomWires are topic-defined newswire products that draw from each Comtex news source items relevant to the topic of the specific CustomWire. Additionally, for customers who require news that focuses on topics not highlighted in basic CustomWires, Comtex has the ability to develop a unique CustomWire to meet the specific needs of certain end-user markets.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1996, TO THE THREE MONTHS ENDED MARCH 31, 1995

     During the three months ended March 31, 1996, the Company's revenues were approximately $795,000, or approximately $156,000 (24%) greater than revenues for the three months ended March 31, 1995. This increase reflects revenues from new customers, price increases for certain customers and royalties derived from the sale of Comtex' news to information distributors who pay Comtex a royalty based upon usage. These revenue increases were partially offset by customer losses and revenue decreases due to pricing and usage factors.

     Operational expenses for the three months ended March 31, 1996 were approximately $866,000, representing a $172,000 (25%) increase in operational expenses as compared with the three months ended March 31, 1995. The increase in operational expenses is principally due to increased expenses for operations and general and administrative expenses. The increase in operational expenses is primarily due to an increase in amounts paid to information providers to enhance product breadth, personnel costs and telecommunications costs. The increase in expenses related to information providers allows the Company to obtain additional product content which improves its service to existing customers and enhances the Company's ability to attract new customers. Increased personnel costs are related to the Company's efforts to implement and support its new products. Increased telecommunications costs are related to a price increase from the Company's primary distribution vendor and an upgrade in transmission speed. During the quarter ended March 31, 1996, the Company began attempting to pass a portion of the increase in telecommunication costs to its customers and to modify operations to reduce such costs. The increase in general and administrative expenses principally relates to increases in personnel costs associated with the Company's operations.

     The Company incurred an operating loss of approximately $71,000 during the quarter ended March 31, 1996 as compared with an operating loss for the quarter ended March 31, 1995 of approximately $55,000. The Company recorded a net loss of approximately $97,000 for the three months ended March 31, 1996 as compared with a net loss for the three months ended March 31, 1995 of approximately $78,000. The decline in both operating income and net income reflects increased expenses predominately related to information providers and telecommunications costs as discussed above.


COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 1996, TO THE NINE MONTHS ENDED MARCH 31, 1995

     During the nine months ended March 31, 1996, the Company's revenues were approximately $2,311,000, or approximately $221,000 (11%) greater than revenues for the nine months ended March 31, 1995. This increase in revenues reflects revenues from new customers, price increases for certain customers and royalties derived from the sale of Comtex' news to information distributors who pay Comtex a royalty based upon usage. These revenue increases were partially offset by customer losses and revenue decreases due to pricing and usage factors.

     Operational expenses for the nine months ended March 31, 1995 were approximately $2,710,000, representing a $682,000 (34%) increase in operational expenses as compared with the nine months ended March 31, 1995. The increase in operational expenses is principally due to increased expenses for operations, product development and general and administrative expenses. The increase in operational expenses is primarily due to an increase in amounts paid to information providers to enhance product breadth, personnel costs and telecommunication costs. The increase in expenses related to information providers allows the Company to obtain additional product content which improves its service to existing customers and enhances the Company's ability to attract new customers. Increased personnel costs are related to the Company's efforts to implement and support its new products. Increased telecommunications costs include approximately $33,000 of non-recurring conversion costs and duplicative charges related to the Company's upgrade in processing speed. Increased telecommunications costs are also related to a price increase from the Company's primary distribution vendor.
Increases in product development represent expenses related to enhancement and augmentation of the Company's CustomWire products which were released in March 1995. The increase in general and administrative expenses relates to increases in personnel costs associated with the Company's operations.

     The   Company  incurred  an  operating  loss  of  approximately
$399,000 during the nine months ended March 31, 1996 as compared with operating income for the nine months ended March 31, 1995 of approximately $62,000. The Company recorded a net loss of approximately $479,000 for the nine months ended March 31, 1996 as compared with a net loss for the nine months ended March 31, 1995 of approximately $9,000. The decline in both operating income and net income reflects increased expenses predominately related to information providers, telecommunications and product development as discussed above.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1996, the Company had a negative working capital of approximately $346,000 as compared with working capital of approximately $134,000 at June 30, 1995. This decrease in working capital is primarily the result of operational losses.

     The Company had cash and cash equivalents in the amount of approximately $45,000 at March 31, 1996, which was slightly larger than the cash and cash equivalents position at June 30, 1995. The Company's operating activities generated approximately $63,000 of cash during the nine months ended March 31, 1996. This was primarily due to increases in accounts payable of approximately $481,000 and increases in accrued expenses of approximately $72,000 which offset operating losses and an increase in accounts receivable of approximately $218,000 (see Statement of Cash Flows).

     On February 17, 1995, the Company entered into a $1 million Contracts Financing Agreement with Princeton Capital Finance Company, L.L.C. ("PrinCap"). The PrinCap Contracts Financing Agreement provides for the financing of approved inventory, unbilled accounts receivable and accounts receivable to support both the MRI business (see below) and Comtex' operations. Under the financing agreement, PrinCap will finance approved inventory and unbilled accounts receivable at an annualized interest rate of Prime plus 4% and accounts receivable at an annualized interest rate of Prime plus 3% based upon the Prime rate as defined by The Wall Street Journal on the date of borrowing. At March 31, 1996, the Company owed PrinCap approximately $701,000 plus accrued interest.

     Through March 31, 1996, all PrinCap proceeds had been utilized for the financing of purchase orders and accounts receivable to support the MRI business. Accordingly, all such borrowings from PrinCap by the Company have been for the benefit of TII (see below).


     The Company made no borrowings under the PrinCap Contracts Financing Agreement in April or early May 1996. Through May 2, 1996, the Company received approximately $437,000 from TII and repaid such amount to PrinCap, reducing the PrinCap balance to approximately $264,000.

     Historically, the Company has not utilized the PrinCap Contracts Financing Agreement to finance its news and information business. The Company's ability to utilize the PrinCap Contract Financing Agreement is dependent upon the Company generating sufficient orders and billings to utilize as a borrowing base. No assurance may be given that the Company will be able to maintain this borrowing base.

     During fiscal 1995, the Company entered into an Asset Purchase Agreement (the "MRI Acquisition") to acquire certain assets of Telecommunications Industries, Inc. ("TII"). The assets to be acquired included substantially all of the assets of TII's sole operating division, Micro Research Industries ("MRI"). MRI's business consisted of providing sales, leasing and maintenance support of computer hardware and software primarily to the U.S. House of Representatives. Infotechnology, Inc. ("Infotech"), which owns approximately 60% of the outstanding common stock of the Company, also owns approximately 82% of the outstanding common stock of TII. C.W. Gilluly, Ed.D, Chairman of the Board of Directors and Chief Executive Officer of the Company, also is the Chairman of the Board of Directors and Chief Executive Officer of TII and Chairman of the Board of Directors and President of Infotech.

     The terms of the MRI Acquisition were embodied in a number of documents, including an Asset Purchase Agreement and a Put Agreement each dated May 16, 1995 and entered into by the Company and TII (collectively the "MRI Agreements"). These agreements granted to the Company the right, under certain terms and conditions, to require TII to retain the assets of the MRI business and to retain the liabilities associated therewith (the "Put Right"). On March 25, 1996, the Company exercised its Put Right.

     Pursuant to the MRI Agreements and a subsequent letter agreement dated March 25, 1996, the Company exercised the Put Right related to all of the assets, rights and properties constituting or used exclusively in the MRI business, and TII agreed to retain all liabilities and obligations of every kind and nature, contingent, matured or otherwise, of the MRI business. TII and Infotech have agreed with the Company that, in the event the Company incurs any damage, loss, judgement, fine, penalty, assessment, settlement, cost or expense resulting in a liability to the Company, in whole or in any part arising out of or relating to the MRI business, the Company may either seek indemnification for such liability from TII or reduce the principal amount of its indebtedness to Infotech (the "Infotech Note"), discussed below, by the amount of such liability.

     At March 31, 1996, the Company's balance Sheet reflected $859,346 owed to the Company by MRI (the "MRI Advances"). Of this amount, approximately $701,000 consisted of borrowings from PrinCap advanced by the Company to the MRI business and approximately $159,000 of uncollateralized cash advances. Management believes that most of the portion of the MRI Advances attributable to PrinCap borrowings will be paid off as accounts receivable of the MRI business, pledged as collateral for the PrinCap loan, are collected. A portion of the uncollateralized accounts receivable will be repaid through the transfer of assets, at book value, pursuant to the
Company entering into a new facility lease and accepting certain operational assets from TII. Beyond the amount of the transfer of assets from TII, management believes that it is unlikely that TII will be able to repay to the Company the balance of the MRI Advances attributable to uncollateralized cash advances, or that TII will be able to indemnify the Company against any other liabilities of the MRI business. Management therefore anticipates that any such amounts which are not repaid to the Company by TII, or losses incurred by the Company for which TII does not provide indemnification, will be used to reduce the principal of the Infotech Note. Any such nonpayment or loss could have a material adverse effect on the Company's financial condition.

     Immediately following the exercise by the Company of the Put Right, the Infotech Note had a principal balance of $1,040,000,
subject  to  reduction   by  the  Company  under  the  circumstances
described above.   The Infotech Note carries an interest rate of ten
percent  (10%) on the unpaid principal balance and is due on July 1,
2002.  Interest only is payable quarterly, commencing June 30, 1995.
The Infotech Note is collateralized by a continuing collateral interest in all accounts receivable, all products of such receivables and the proceeds thereof, all purchase orders, and all patents and
technology now or  hereafter held or received  by the Company.   The
Infotech Note is subordinated in right of payment to the prior payment in full of all Senior Indebtedness of the Company. The term "Senior Indebtedness" includes the principal and interest charges,
existing  or  hereafter  incurred  on  the   Company's  obligations,
including borrowings from PrinCap. In March 1996, the Company incurred an approximately $31,000 liability related to the MRI business in connection with its lease of space formerly subleased from TII, as discussed below. Thus, in accordance with the MRI Agreements which include provisions to adjust the Infotech Note, the Infotech Note was reduced by a corresponding $31,000 to a principal balance of $1,009,000 at March
31, 1996. Since Infotech agreed to reduce the principal balance of the Infotech Note for all MRI business liabilities bourn by the Company, the $31,000 reduction did not affect the Company's results of operations during the three and nine months ended March 31, 1996.

     Management believes the cash from operations and the existing cash balances will provide the Company with adequate cash resources to meet its obligations on a short-term basis, provided the Company is able to negotiate extended payment terms on certain current liabilities or is able to maintain an adequate borrowing collateral base with PrinCap.

     The Company has an agreement in principle with its primary telecommunications vendor to convert its net accounts payable of approximately $188,000 into a note payable which will allow the Company to satisfy this debt over an 18 month period beginning in July 1996.

     In April 1996, the Company terminated its sublease with TII and signed a lease directly with the owner of the building for essentially the identical space it had been renting from TII. This lease will begin May 1, 1996. To consummate this lease, to satisfy other building related MRI liabilities (for which the Company is indemnified), and to meet the requirement for the Company to deliver a six-month facility deposit and a build-out deposit, the Company executed a demand note in the amount of $127,422 from Dr. Gilluly (the "Gilluly Note"). The Gilluly Note is due on demand but in no
event  later  than April  11, 1997.    The Gilluly  Note bears
interest on the principal amount outstanding at a rate of twelve percent (12%) per annum and interest is payable monthly. The Gilluly Note is collateralized by a security interest in the Company's accounts receivable, now existing and in the future arising, and all proceeds of those accounts.

PART II - OTHER INFORMATION

Item 5.   Recent Developments

     MRI Acquisition; Put Agreement

     During fiscal 1995, the Company entered into an Asset Purchase Agreement (the "MRI Acquisition") to acquire certain assets of Telecommunications Industries, Inc. ("TII"). The assets to be acquired included substantially all of the assets of TII's sole operating division, Micro Research Industries ("MRI"). MRI's business consisted of providing sales, leasing and maintenance support of computer hardware and software primarily to the U.S. House of Representatives. Infotechnology, Inc. ("Infotech"), which owns approximately 60% of the outstanding common stock of the Company, also owns approximately 82% of the outstanding common stock of TII. C.W. Gilluly, Ed.D, Chairman of the Board of Directors and Chief Executive Officer of the Company, also is the Chairman of the Board of Directors and Chief Executive Officer of TII and Chairman of the Board of Directors and President of Infotech.

     The terms of the MRI Acquisition were embodied in a number of documents, including an Asset Purchase Agreement and a Put Agreement each dated May 16, 1995 and entered into by the Company and TII (collectively the "MRI Agreements"). These agreements granted to the Company the right, under certain terms and conditions, to require TII to repurchase the assets of the MRI business and to assume liabilities associated therewith (the "Put Right"). On March 25, 1996, the Company exercised its Put Right.

     Pursuant to the MRI Agreements and a subsequent letter agreement dated March 25, 1996, the Company exercised the Put Right related to all of the assets, rights and properties constituting or used exclusively in the MRI business, and TII agreed to retain all liabilities and obligations of every kind and nature, contingent, matured or otherwise, of the MRI business. TII and Infotech have agreed with the Company that, in the event the Company incurs any damage, loss, judgement, fine, penalty, assessment, settlement, cost or expense resulting in a liability to the Company, in whole or in any part arising out of or relating to the MRI business, the Company may either seek indemnification for such liability from TII or reduce the principal amount of its indebtedness to Infotech by the amount of such liability.

     Facility Lease; Gilluly Loan

     In April 1996, the Company terminated its sublease with TII and signed a lease directly with the owner of the building for essentially the identical space it had been renting from TII. This lease will begin May 1, 1996. To consummate this lease and to satisfy other building related MRI liabilities (for which the

Company is indemnified) and to meet the requirement for the Company to deliver a six-month facility deposit and a build-out deposit, the Company executed a demand note in the amount of $127,422 from Dr. Gilluly (the "Gilluly Note"). The Gilluly Note is due on demand but in no event later than April 11, 1997. The Gilluly Note shall bear interest on the principal amount outstanding at a rate of twelve percent (12%) per annum and interest is payable monthly. The Gilluly Note is collateralized by the Company's accounts receivable, now existing and in the future arising, and all proceeds of those accounts.

Item 6.   Exhibits

     10.1      Lease   Agreement   Plaza   IA   Associates   Limited
               Partnership and the Company dated April 6, 1996.

     10.2 Demand Note and Security Agreement between C.W. Gilluly and the Company dated April 10, 1996.

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   COMTEX SCIENTIFIC CORPORATION
                                           (Registrant)



     Dated:  May 15, 1996          By:  /s/ C.W. Gilluly
                                       C.W. Gilluly
                                       Chairman of the Board and
                                       Chief Executive Officer



                                   By:  /s/ Thomas Wollman
                                       Thomas Wollman
                                       Chief Financial Officer
                                       (Principal Financial and
                                        Accounting Officer)