Form 10-K405
period 1996-06-30
COMTEX SCIENTIFIC CORP
filed 1996-09-30
CIK 352988

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C.

                                      FORM 10-K

          (Mark One)

           X Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the fiscal year ended June 30, 1996; or

          ___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          Commission file number    0-10541

                            COMTEX SCIENTIFIC CORPORATION
                (Exact name of registrant as specified in its charter)

              New York                                    13-3055012
          (State or other jurisdiction                 (I.R.S. Employer
          of incorporation or organization)            Identification No.)

              4900 Seminary Road, Suite 800, Alexandria, Virginia  22311
                       (Address of principal executive office)

          Registrant's  telephone number, including  area code:  (703) 820-
          2000

          Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock, par value $0.01 per share
                                   (Title of class)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
          requirements for the past 90 days.   Yes  X    No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

          The Registrant's common stock, par value $0.01 per share ("Common

          Stock"), is not regularly and actively traded in any established market, and there are no regularly quoted bid and asked prices for the Registrant's Common Stock. The aggregate market value of the Common Stock held by non-affiliates of the Registrant, computed solely by reference to an average of the stock sale prices from August 20, 1996 through September 20, 1996, obtained from Bloomberg Financial Services, was approximately $316,448.

          As of September 20, 1996, 7,854,667 shares of the Common Stock of the Registrant were outstanding.

                                        PART I


          Item 1.   Business

          Business Information Services

               Comtex Scientific Corporation (the "Company" or "Comtex"), a New York corporation, provides integration, automated editorial processing, product development and delivery of real-time news sources to resellers and the corporate marketplace. Real-time denotes the electronic transmission of breaking news stories while events are happening and before the story's placement in print and television media. The Company's news sources provide the content for the Company's products and contain late-breaking U.S. and international news and events, worldwide economic news and indices, news and information on over 15,000 public and private companies, Securities and Exchange Commission ("SEC") filings within 24 hours of release, and up-to-the-minute sports and entertainment news from around the world.

               The Company gathers its news and information from a broad range of established electronic newswire sources including, but not limited to, United Press International, the Knight-Ridder/Tribune, PR Newswire, Business Wire, Futures World News and the Sports Network. The Company also has agreements with a large collection of international-based news agency services including, but not limited to, Africa News Service, AsiaInfo, Agence France Presse, Inter Press Service, ITAR/TASS News Agency, South American Business Information and Xinhua News Agency. In addition, the Company targets specific print publishers to provide electronic versions of their publication before it goes to print. These include American Banker/Bond Buyer and 23 of its banking and finance newsletters and PJB Publications, Ltd. (a publisher of pharmaceutical industry newsletters).

               The Company has developed a proprietary automated editorial process for processing real-time news feeds which relies heavily on computer technology and data management software. As electronic news feeds and other submissions of news and information are received, the Company's computers convert each story into a common data format, apply standardized document coding, and assign relevant keywords. After the processing has been completed, the Company's data management software sorts each news story into pre-defined product categories. The Company's editorial and product development staff monitor and edit the electronic processing and categorization of incoming news items to ensure the Company's products meet various market needs and contractual specifications. The entire automated editorial process generally takes three to five minutes from receipt of primary news feeds to transmission to customers.

               The Company's variety of independent news sources, automated editorial process and data management software is believed by management to be an advantage over other providers of real-time news. The automated editorial process increases the Company's efficiencies of operation, relevancy of stories routed to predefined product categories and ability to create customized information products for customers. This in turn reduces costs and simplifies the customer's development of information products and document retrieval applications. The Company dedicated substantial resources in fiscal years 1994, 1995 and 1996 to upgrading its editorial capability by installing advanced data management technology designed to streamline and further automate the editorial process.

               The Company delivers its information products in a variety of ways to suit customer requirements. These delivery methods include:

            ) broadcast news feed via leased lines, FM transmission or satellite downlink
            ) batch delivery of profiled news delivered via the Internet at specified times during the day
            ) dial-up interactive database with up to six months of
              archived information
            ) electronic mail delivery of profiled news

               Customers who elect to receive products via broadcast news feed or batch delivery are provided with implementation specifications and guidance from the Company's technical support staff.
               The Company believes that its variety of product delivery methods, in combination with its automated editorial process, can substantially reduce a customer's cost of acquiring and installing electronic information feeds from multiple sources, as well as increasing the customer's ability to quickly create products from the categorized information feeds. The Company therefore takes advantage of a broad range of market opportunities emerging within the rapidly changing information industry because its products are competitively priced and easily delivered and integrated into content-based information products.

          Current Customers

               The Company's customers consist of electronic news and information distributors who distribute the Company's products to specific customers, end-user markets and corporations who in turn use the Company's products for market research and business intelligence. Electronic news and information distributors include business and consumer online services, world wide web sites, financial stock quote vendors, electronic clipping software and service providers, wireless information services and electronic information publishers such as CD-ROM and Fax-On-

          Demand services.

               Current distributor customers include, but are not limited to, ADP Global Report, ADP/MarketMax, AT&T Easylink Services, Bloomberg L.P., Burrelles, Bridge, CompuServe, Inc., Data Broadcasting Corp., Desktop Data, Inc., IBM Corp., ILX, INDIVIDUAL INC., Information Access Co., Information Systems, FYI/MCI Online, PC Quote, Sprint International, Telerate, Inc., Telescan, Time Warner's PathFinder, Track Data and WavePhore Newscast. Individual corporations who currently utilize the Company's products include, but are not limited to, 3M Corp., Bell of Pennsylvania, AT&T, Chesebrough Ponds, GTE Service Corporation, Merck & Co., Searle Pharmaceuticals, Southern California Edison, Texaco and Westinghouse.

          General

               The Company was incorporated in New York in 1980 and operated under the name Academic Micropublishing Company, Inc. until 1981. The Company is in the business of integrating numerous real-time news and information sources from around the world and specializes in providing automated editorial processing and repackaging of real-time news sources for information product distributors and corporate end-users. As a result of a series of transactions during the Company's fiscal year 1989, Infotechnology, Inc. ("Infotech"), a Delaware business development corporation, then principally engaged in the information and communications business, acquired majority ownership of the Company and beneficially owns approximately 60% of the issued and outstanding Common Stock.

               Infotech filed for reorganization under Chapter 11 of the Federal Bankruptcy Code on March 5, 1991 in the United States Bankruptcy Court for the Southern District of New York ("Bankruptcy Court"). Pursuant to a number of transactions that took place during fiscal year 1995, Infotech granted options to purchase certain of its shares of common stock in the Company. (See Business - Acquisition and Divestiture of Micro Research Industries, and Note 4 of Notes to Financial Statements.) On June 23, 1994, the Bankruptcy Court entered an order confirming Infotech's Plan of Reorganization, and on June 21, 1996 Infotech's Plan became effective.

          Product Offerings

               The core products currently supported by the Company's technical and customer service departments include a series of topic-defined news products designed under the brand name "CustomWires(TM)." CustomWires(TM) are developed with the Company's automated editorial software and product development staff. The Company also supports production of original news products under the brand name "Comtex Newsroom."

               CustomWires(TM) are topic-defined newswires that contain only the topic-relevant stories from more than twenty-five newswire services distributed by the Company. Stories are selected by the Company's automated editorial software according to the significance of the story's content to specific CustomWires(TM) topics. The Company offers twelve topics under the CustomWires(TM) brand name: Business, Community, Entertainment, Environment, Federal, Finance, Healthcare, HighTechnology, International, Personal Finance, Sports, and Wall Street.

               Comtex Newsroom produces two types of daily news reports:
          Top Headlines Product Series and Hourly Economic Standing Reports. "Top Headlines" is a dynamic list of the most significant news stories of the day for each of the CustomWires(TM). The Top Headlines categories are: Business, Community, Entertainment, Environment, Federal, Finance, Healthcare, HighTechnology, International and Sports. A headline is selected and prioritized according to the frequency of its occurrence during a 24-hour period, and its impact on people's lives and business. The "Top Headlines" product is offered as Headlines Only, Headlines and Summaries or Headlines and Stories, and is updated and released to customers three times a day, Monday through Friday.

               The "Hourly Economic Standing Report" provides news updates on the trading activity of national stock exchanges and movement of economic indicators. The report consists of in-depth selection of approximately 100 standing stories that are updated hourly between 9:00 a.m. and 6:00 p.m., Monday through Friday.

               Corporations are the primary users of "Profiled News" which is delivered via electronic mail and accommodates most commercially available e-mail systems. Customers are provided with specific news and information matching user-defined profiles, and the profiled news is delivered directly to the customer's electronic mailbox system. The Company's editorial staff is skilled at working with e-mail customers to build and refine user profiles.

               The Company believes the rapid growth in the use of electronic information by consumers, businesses and professional investors will continue to create a significant market for the Company's information products.

               The Company relies solely on third-party information sources for the content of its product offerings. Interruption in or the termination of service from a significant number of the Company's information sources would affect the Company's ability to offer products or maintain product quality. Accordingly, the failure or inability to restore or replace such interrupted or terminated services could have an adverse effect on revenues (see Item 7 -

          Management's Discussion and Analysis of Financial Conditions and Results of Operation - Other and Subsequent Events).

          Acquisition and Divestiture of Micro Research Industries

               During fiscal 1995 the Company acquired certain assets and assumed certain liabilities of Telecommunications Industries, Inc. ("TII") representing substantially all the assets of TII's sole operating division, Micro Research Industries ("MRI") (the "Acquisition"). MRI provided sales, leasing and maintenance support of computer hardware and software primarily to the U.S. House of Representatives. At the time of the Acquisition, Infotech owned 60% and 82% of the Company and TII, respectively, and Dr. Gilluly, Chairman of the Board and Chief Executive Officer of the Company and of Infotech also served as Chairman of the Board and Chief Executive Officer of TII. In return for closing the Acquisition prior to satisfaction of all conditions to closing, the Asset Purchase Agreement and related Put Agreement permitted the Company, upon the failure of certain conditions, to require TII to repurchase all or any portion of the assets acquired by the Company and to assume the liabilities related to MRI (the "Put").

               The Acquisition resulted in the restructuring of the Company's previously matured $1,040,000 promissory notes to Infotech, whereby Infotech waived then existing defaults thereunder, forgave $150,565 of the principal thereof, and rolled the remaining $889,435 principal into a 10% Senior Subordinated and Secured Note due July 1, 2002 (the "New Note"). The New Note was collateralized by a continuing interest in all receivables, products and proceeds thereof, all purchase orders and all patents and technology then or in the future received or held by the Company. The New Note was subordinated in right of payment to all Senior Indebtedness of the Company, including indebtedness arising from the PrinCap Financing Agreement. Principal amounts due under the New Note were subject to reduction or increase under certain circumstances.

               The Company exercised the Put on March 25, 1996. As a result, as of March 25, 1996 TII reacquired the assets previously transferred to the Company and assumed liabilities related thereto. In conjunction therewith, TII and Infotech agreed with the Company that in the event the Company incurs any damage, loss, judgment, fine, penalty, assessment, settlement, cost or expense resulting in a liability to the Company, in whole or in any part arising out of or relating to the MRI business, the Company may either seek indemnification for such liability from TII or reduce the principal amount of its indebtedness under the Infotech Note by the amount of such liability. The principal amount of the Infotech Note was subsequently reduced by $31,000 in this connection. TII sold the assets related to the MRI business to an unrelated third party on March 31, 1996, net of accounts receivable and sales orders and related liabilities through that date which were retained by TII.

               In connection with the Acquisition the Company entered into a $1 million secured credit facility with Princeton Capital Finance Company, LLP ("PrinCap") in February 1995.

               In order to obtain the PrinCap financing, PrinCap required a corporate guarantee from the Company and cross-guarantees from TII, Infotech and AMASYS Corporation (the likely successor corporation to Infotech when Infotech completes its reorganization under Chapter 11 of the U.S. Bankruptcy Code; Dr. Gilluly is Chairman of the Board of Directors and President of AMASYS Corporation). The corporate and cross-guarantees pledged essentially all of the assets of the Company, Infotech, AMASYS and TII as further security for loans made under the PrinCap Financing Agreement. PrinCap also required a $1,000,000 limited personal guarantee from Dr. and Mrs. Gilluly.

               The Acquisition required the Company to assume approximately $2.2 million in liabilities, grant to TII an option to acquire the Company's common stock (future events reduced to zero the number of shares TII could receive upon exercise thereof), and grant to the Gillulys an option (the "Gilluly Option") to acquire 2,540,503 shares of the Company's common stock upon payment of an exercise price of $.10 per share. Included in the indebtedness of TII assumed by the Company was $50,000 owed to Dr. Gilluly. The Company did not assume amounts owed by TII to Infotech of approximately $4,114,000, other TII liabilities not directly related to the MRI business, and certain amounts owed by TII to the Federal Deposit Insurance Corporation.

               As partial consideration for the agreement by the Gillulys to personally guarantee the PrinCap financing and to make certain loans to TII prior to the PrinCap financing, Infotech and Pacific Telecommunications Systems, Inc. ("PTSI"), Infotech's wholly-owned subsidiary, granted to the Gillulys options to purchase 2,540,503 shares of common stock of the Company owned by Infotech and PTSI at an exercise price of $0.10 per share.

               PrinCap, on April 30, 1996, claimed that TII's sale of the assets of MRI subsequent to exercise of the Put Agreement constituted an event of default under the terms of the PrinCap Financing Agreement. On July 24, 1996, subsequent to the Company's fiscal year end, the Company and PrinCap agreed to consolidate all indebtedness of the Company under the PrinCap Financing Agreement ($244,449 at July 24, 1996) into a single Note collateralized by MRI receivables from the U.S. House of Representives retained by TII. The Note is due at October 22, 1996, unless PrinCap and the Company mutually agree, in writing, to extend the maturity date. Management of the Company believes the Company's indemnification under the terms of the Infotech

          Note will apply to any amounts due PrinCap (or separately to the Company) not ultimately recovered through the MRI receivables held by TII, and that any such amounts will reduce the principal of the Infotech Note.


          Competition

               The Company competes with other national and international electronic news and information wire services. Established electronic newswire services such as Associated Press News, Dow Jones News/Retrieval and Reuters are viewed by certain customers as direct competitors. However, the Company does not believe these entities utilize a technological approach to processing and delivering information products similar to that used by the Company. The Company also believes those competitors do not offer the breadth and magnitude of primary real-time news sources that are available from the Company.

               Many of the numerous and emerging companies involved in distributing electronic information services to consumers, the corporate marketplace and Wall Street firms have become customers, not competitors, of Comtex. These companies provide or are exploring the possibility of providing, a selection of electronic news and information feeds as a value-added service to their product offerings. The Company believes that these information services companies are uniquely positioned to propose total solutions to their specific markets. Therefore, the Company has been and continues to form alliances with and/or sell information to these services companies, leveraging the reach of each of their distribution channels.

          Product Development

               For the years ended June 30, 1996, 1995 and 1994, the Company's product development costs were approximately $239,000, $151,000 and $176,000 respectively. The 1995 and 1994 figures have been reclassified to conform to the 1996 presentation.

               During fiscal year 1996, the Company directed its product development efforts toward continued streamlining of editorial production, acquiring additional data content, creating additional products and expanding product distribution capabilities.

          Employees

               At September 20, 1996, the Company had 25 full-time em-ployees. The employees are not members of a union and the Company believes employee relations are generally good.

          Item 2.   Properties

               The Company owns no real estate. The Company leases office space at 4900 Seminary Road in Alexandria, Virginia. The Company currently occupies approximately 6,200 square feet at an annual rental of approximately $124,000. The lease agreement expires in August 2002.


          Item 3.   Legal Proceedings

               The Company is involved in routine legal proceedings occurring in the ordinary course of business which in the aggregate are believed by management to be immaterial to the financial condition of the Company.


          Item 4.   Submission of Matters to a Vote of Security Holders

               None.

                                       PART II

          Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

               The Company's Common Stock trades on a limited and sporadic basis among certain securities brokers and dealers. Accordingly, the Company believes there is no established public trading market for its Common Stock. The Company has no bid information regarding its Common Stock for the last two fiscal years ended June 30, 1996 and 1995.

               The approximate number of holders of record of the Company's Common Stock as of September 20, 1996 was 606.

               The Company has never paid a cash dividend on its Common Stock and does not anticipate the payment of cash dividends to shareholders in the foreseeable future.

Item 6.   Selected Financial Data

     The following table sets forth selected financial data for each of the last five fiscal years of the Company.


                        Fiscal Year Ended June 30,
 (amounts in            1996       1995       1994
 thousands except
 per share data)

 Business
 Information
 Services             $3,219      $2,769     $3,025

 UPI Assigned
 Contracts               -             -          -

 Total Comtex Net
 Revenues             $3,219      $2,769     $3,025

 Income (Loss)
 from Operations      $( 362)     $( 166)    $  489



 Net Income (Loss)    $( 472)     $ (260)    $  387



 Net Income (Loss)
 Per Share            $( .06)     $( .03)    $  .05


 Balance Sheet Data
 at Year End:

    Total Assets      $1,382      $1,851     $1,191
    Long-term
 Obligations<F-1>     $1,083      $1,075         79




                        1993       1992
 Business
 Information
 Services              $2,796     $2,470








 UPI Assigned
 Contracts                 49        334

 Total Comtex Net      $2,845     $2,804
 Revenues
 Income (Loss)
 from Operations       $(  48)    $( 243)




 Net Income (Loss)     $ (142)    $ (293)


 Net Income (Loss)
 Per Share             $( .02)    $( .04)


 Balance Sheet Data
 at Year End:

    Total Assets       $1,096     $  980

    Long-term
 Obligations<F-1>         138       155


          <F-1>     The Company's notes payable to Infotech were classified
          as long-term obligations in the fiscal year ended June 30, 1990.
          The notes were classified as current obligations subsequent to fiscal year 1990 based upon the Company's inability to negotiate an extension of their maturity with Infotech.  In fiscal year
          1995, the Company restructured the notes into the Amended
          Infotech Note.  (See "Item 7 - Management's Discussion and
          Analysis of Financial Condition and Results of Operations").


          Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

          THE COMPANY

               Comtex Scientific Corporation (the "Company" or "Comtex") is a value-added real-time distributor of customized newswire information products aggregated on a real-time basis from thousands of news stories drawn from hundreds of broad and specialized news sources. The Company's products are marketed to information distributors ranging from online services and World Wide Web sites to proprietary networks utilized by financial traders and corporate electronic news clipping services. Consistent with standard practice in the information aggregation industry, the Company generally has renewable long-term contractual relationships with those information providers and information distributors with whom it does business. These contracts typically provide for both minimum fees and for royalties based upon expected and achieved volumes of usage.
          Fees and royalties from information distributors comprise the majority of the Company's revenues. Fees and royalties due to information providers, along with telecommunications costs and employee payroll costs, comprise the majority of the Company's costs and expenses.

          RESULTS OF OPERATIONS

          Comparison of the Fiscal Year ended June 30, 1996 to the Fiscal Year ended June 30, 1995

               During the year ended June 30, 1996, the Company's revenues were approximately $3,219,000 or approximately $450,000 (16%) greater than revenues for the year ended June 30, 1995. This increase in revenues reflects revenues from new customers, certain price increases and royalties derived from the sale of Comtex' news to information distributors who pay the Company a royalty based upon usage. These revenue increases were partially offset by customer losses and revenue decreases due to pricing and usage factors.

               Total costs and expenses for the fiscal year ended June 30, 1996 were approximately $3,581,000, compared to approximately $2,935,000 for the fiscal year ended June 30, 1995, an increase of approximately $646,000 (22%). The increase in total costs and expenses is principally due to increased expenses for operations, product development, sales and general and administrative expenses offset by a decrease in expenses for depreciation and amortization.

               Operations costs and expenses were approximately $2,036,000 for the fiscal year ended June 30, 1996, compared to approximately $1,544,000 for the fiscal year ended June 30, 1995, an increase of approximately $492,000 (32%).

               The increase in operations costs and expenses is primarily due to increases in fixed minimum fees and royalties paid to information providers and to increased personnel costs related to the addition of personnel to more intensively manage the Company's relationships with its information providers. Under the Company's contractual arrangements with information providers, minimum fees increase over the period of the contract based solely on the passage of time on the expectation that the news provided by the information provider will be used more extensively as time passes and the Company more fully integrates such news into its products. Royalties due to information providers under the Company's contracts are based on a volume of usage in excess of that which relates to the minimum fee.

               Net increases in telecommunications costs also contributed to the overall increase in operations costs and expenses. Such costs increased as the Company upgraded the speed and increased its usage of leased lines and sideband telecommunication capabilities. Telecommunications costs also increased as a result of a price increase from the Company's primary telecommunications vendor. Such increases were partially offset as the Company succeeded in billing its customers for such increased costs and in better managing the usage of its data distribution channels.

               Product development costs were approximately $239,000 for the fiscal year ended June 30, 1996 compared to $151,000 for the fiscal year ended June 30, 1995, an increase of approximately $88,000 (58%). This increase is primarily due to increased personnel costs that have enabled the Company to increase its product management capabilities and to enhance and augment the Company's CustomWires(TM) products which were first released in March 1995. Such cost increases were partially offset by reductions in the costs of promotional materials, as the Company benefitted from development costs for such materials incurred in 1995, and from reduced travel costs and exhibit fees related to reduced attendance at trade shows as compared with 1995.

               Sales costs were $347,000 for the fiscal year ended June 30, 1996 compared to approximately $286,000 for the fiscal year ended June 30, 1995, an increase of approximately $61,000 (21%). This increase primarily related to increased compensation and commission costs arising from the addition of more experienced sales personnel to the Company's workforce and from the additional commissions related to the increase in sales during the year.

               General and administrative costs were approximately $819,000 for the fiscal year ended June 30, 1996 compared to approximately $704,000 for the fiscal year ended June 30, 1995, an increase of approximately $115,000 (16%). This increase relates primarily to increased personnel costs as the Company added more experienced management and accounting personnel during fiscal year 1996.

          Increased costs for rent, as the Company leased additional space for operating purposes, and increased costs for shareholder services, related to the holding of an annual meeting and the preparation and distribution of associated materials also contributed to the overall increase in general and administrative costs. These increases were partially offset by net decreases in costs associated with outside consultants and professional advisors as the Company's management capabilities expanded.

               Depreciation and amortization expenses were approximately $141,000 for the fiscal year ended June 30, 1996 compared to $250,000 for the fiscal year ended June 30, 1995, a decrease of approximately $109,000 (44%). During fiscal year 1995, the Company expensed approximately $102,000 of contract rights acquired in fiscal year 1994, which was the remaining value of such rights. No such amortization occurred in fiscal year 1996.

               The Company incurred an operating loss of approximately $362,000 during the fiscal year ended June 30, 1996 compared with an operating loss of approximately $166,000 for the fiscal year ended June 30, 1995, an increase of approximately $196,000 (118%). The Company recorded a net loss of approximately $471,000 for the fiscal year ended June 30, 1996 compared with a net loss of approximately $260,000 for the fiscal year ended June 30, 1995, an increase of approximately $211,000 (81%). The increase in both operating losses and net losses reflects increased expenses predominantly related to information providers, telecommunications costs, product development costs and sales personnel, as discussed above.

               Management believes the increased expenses incurred in fiscal year 1996 as compared to fiscal year 1995 have improved and expanded the Company's ability to serve its customer base and should result in increased revenues and operating income in fiscal year 1997.

          Comparison of the Fiscal Year ended June 30, 1995 to the Fiscal Year ended June 30, 1994

               During the fiscal year ended June 30, 1995, the Company's revenues were approximately $2,769,000, or approximately $256,000 less than revenues for the fiscal year ended June 30, 1994. This represents an 8% decrease in revenue during fiscal year 1995 as compared with fiscal year 1994.

               This decrease was due principally to reduced revenues from several customers due to pricing or usage factors and customer losses (including losses due to mergers of businesses, customer bankruptcies, customer business failures and the loss of revenues for processing the data feed for one of the Company's information providers) which, in the aggregate, exceeded revenues generated from new customers and royalties derived from increased usage of Comtex' products by customers of information distributors who pay

          Comtex a royalty based upon usage.

               Operational expenses for the fiscal year ended June 30, 1995 were approximately $2,935,000, representing a $399,000 (16%) increase in operational expenses as compared with the fiscal year ended June 30, 1994. The increase in operational expenses is principally due to increased expenses for depreciation and amortization, general and administrative and sales and marketing. The increase in depreciation and amortization is primarily due to an increase in amortization related to acquired contract rights of approximately $102,000, which corresponds with the Company's discontinuance of one of its products and the related discontinuance of a revenue stream from the acquired contract rights. The increase in general and administrative expenses is the result of the inclusion of an approximately $157,000 credit in the fiscal year ended June 30, 1994 related to a settlement on amounts due on two facility leases. There was no such one-time credit in the fiscal year ended June 30, 1995. Excluding the $157,000 one-time credit in fiscal year 1994, general and administrative expenses declined by approximately $14,000 in fiscal year 1995 as compared with fiscal year 1994. The increase in sales and marketing expenses is attributable to the hiring of personnel to allow the Company to adequately cover its target markets.

               The Company incurred an operating loss of approximately $166,000 during the fiscal year ended June 30, 1995 as compared with operating income for the fiscal year ended June 30, 1994 of
          approximately $489,000.   The decline in operating income from
          approximately $489,000 to an operating loss of approximately $166,000 reflects decreased revenues and increased expenses, including the increase in general and administrative expenses related to the fiscal year 1994 lease settlements discussed above and no such one-time credits in fiscal year 1995.

               The Company recorded a net loss of approximately $260,000 for the fiscal year ended June 30, 1995 as compared with net income for the fiscal year ended June 30, 1994 of approximately $387,000. The decline in net income from approximately $387,000 to a net loss of approximately $260,000 reflects decreased revenues and increased expenses as discussed above.

          FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

               At June 30, 1996 and for the fiscal year then ended, the Company reported operating losses of approximately $362,000 and a net loss of approximately $472,000. The Company also reported a net stockholders' deficit of approximately $1,092,000 and current liabilities in excess of current assets of approximately $342,000.

               During fiscal year 1996, the Company's management has continued to implement its plan for upgrading the technical and marketing capabilities of the Company. Management invested significantly in upgrading the experience level of its sales, product development and senior management staff during fiscal year 1996. It also invested in expanding the contractual base with information providers so as to improve the quality and flexibility of its information products, in improving the speed and capacity of its telecommunications systems, and in expanding its contracts base with information distributors so as improve its revenue potential.

               Since the Company operates fundamentally on an annuity concept, given the subscription and multi-year nature of its contracts with both information distributors and information providers, management believes the increased monthly revenues achieved by the fourth quarter in fiscal 1996 should continue through fiscal year 1997. In addition, management is hopeful the investments noted in the preceding paragraph will result in increased monthly revenues and improvements in operating income and, with continued expense control, improvements in cash flow during upcoming quarters.

               The Company's management continues to monitor the ongoing reorganization of Infotech under Chapter 11 of the U. S. Bankruptcy Code, since events in that regard may adversely affect the Company's financial position and ability to conduct operations. In addition, the ability of TII to collect outstanding MRI receivables from the U. S. House of Representatives and repay the Company's outstanding note under the PrinCap Financing Agreement, which is due on October 22, 1996, may also have significant effect on the Company's overall liquidity and ability to conduct operations.

               Currently, the Company's operations generate cash flow sufficient to cover its monthly expenses and management believes that cash from operations will provide the Company with adequate cash resources to meet its obligations on a short-term basis. During fiscal year 1997, the Company plans to maintain its aggressive control over costs and to aggressively market its products. Management believes the investments in personnel and in telecommunications capability made in fiscal years 1996 and 1995 will continue in fiscal year 1997, but at a reduced rate which can be accommodated within anticipated cash flow from operations.

               The Company's ability to meet its liquidity needs on a long-term basis is dependent on its ability to generate sufficient revenues and cash to cover its current obligations and to pay down its current and long-term debt obligations. No assurance may be given that the Company will be able to maintain the revenue base or the size of profitable operations that may be necessary to achieve its liquidity needs. If the Company is not successful in its efforts, it may undertake other actions as may be appropriate to preserve asset values.

               Except for the historical information contained herein, the matters discussed in this 10-K include forward-looking statements that involve a number of risks and uncertainties. There are certain important factors and risks, including business conditions and growth in the demand for real-time, aggregated custom on-line news delivery services, and growth in the economy in general; the impact of competitive products and pricing; the proliferation of large, global information networks; continued success in the acquisition and growth of new information re-distributor and corporate end-user client accounts; the ability to continue the Company's program of technical system upgrades; the timely availability and market acceptance of new products; the Company's ability to continue to increase the variety and quantity of sources of information available to create its products; the Company's ability to continue to recruit and retain highly skilled technical, editorial, managerial and sales/marketing personnel; the Company's ability to generate cash flow sufficient to cover its current obligations while meeting its long-term debt obligations; the obligations of the Company under the PrinCap financing; and the other risks detailed from time to time in the Company's SEC reports, including quarterly reports on Form 10-Q, that could cause results to differ materially from those anticipated by the statements contained herein.


          Item 8.   Financial Statements and Supplementary Data

               The information required by this item is set forth under
          Item 14, which is incorporated herein by reference.


          Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

               Information relating to the resignation of the Company's former accountants, Coopers & Lybrand L.L.P. was previously reported on the Company's Form 8-K filed on July 24, 1996.

                                       PART III


          Item 10.  Directors and Executive Officers of the Registrant


          Item 11.  Executive Compensation


          Item 12.  Security Ownership of Certain Beneficial Owners and
               Management


          Item 13.  Certain Relationships and Related Transactions

               The information required by Items 10, 11, 12 and 13 of Part III of Form 10-K has been omitted in reliance on General Instruction G(3) to Form 10-K and is incorporated herein by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission ("SEC") pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended.

                                       PART IV


          Item 14.  Exhibits, Financial Statement Schedules and Reports on
                    Form 8-K

                    (a)   1.  Financial Statements

                          Reports of Independent Accountants       F-1

                          Balance Sheets as of June 30, 1996
                          and 1995                                 F-3

                          Statements of Operations for the
                          fiscal years ended June 30, 1996,
                          1995 and 1994                            F-4

                          Statements of Stockholders' Deficit
                          for the fiscal years ended June 30
                          1996, 1995 and 1994                      F-5

                          Statements of Cash Flows for the
                          fiscal years ended June 30, 1996,
                          1995 and 1994                            F-6

                          Notes to Financial Statements            F-7

                          2.  Financial Statement Schedules

                          None.

                          3.  Exhibits

                    3.1 Restated Certificate of Incorporation of the Company, (incorporated by reference to the Company's Registration Statement on Form S-18 (File No. 2-72408 NY), declared effective on July 22, 1981.

                    3.2   By-Laws of the Company (incorporated by
                          reference to the Company's Registration
                          Statement on Form S-18 (File No. 2-72408 NY), declared effective on July 22, 1981).

                    3.3 Certificate of Amendment of the Certificate of Incorporation of the Company effective May 14 1996.

                    10.1  Asset Purchase Agreement between
                          Telecommunications Industries, Inc. and the
                          Company, dated May 16, 1995 (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 22, 1995).

                    10.2 Put Agreement between Telecommunications Industries, Inc. and the Company, dated May 16, 1995 (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 22,
                          1995).

                    10.3 Operating Agreement between Telecommunications Industries, Inc. and the Company, dated as of February 17, 1995 (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 22, 1995).

                    10.4 Stock Option Agreement between the Company and C.W. Gilluly and Marny Gilluly, dated May 16, 1995 (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 22,
                          1995).

                    10.5 Stock Option Agreement between the Company and Telecommunications Industries, Inc., dated May 16, 1995 (incorporated by reference to the

                          Company's Quarterly Report on Form 10-Q filed on May 22, 1995).

                    10.6 Agreement between Infotechnology, Inc. and the Company, dated May 16, 1995 (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 22, 1995).

                    10.7 Contracts Financing Agreement between the Company and Princeton Capital Finance Company, L.L.C., dated February 17, 1995 (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 22, 1995).

                    10.8 Amended, Consolidated and Restated 10% Senior Subordinated Secured Note, dated May 16, 1995 (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 22,
                          1995).

                    10.9 Comtex Scientific Corporation 1995 Stock Option Plan (incorporated by reference to the Company's Proxy Statement dated November 9, 1995).

                    10.10 Lease Agreement Plaza IA Associates Limited
                          Partnership and the Company dated April 6, 1996 (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 15,
                          1996).

                    10.11 Demand Note and Security Agreement between C.W.
                          Gilluly and the Company dated April 10, 1996
                          (incorporated by reference to the Company's
                          Quarterly Report on Form 10-Q filed on May 15,
                          1996).

                    10.12 Exercise of Put Agreement between
                          Telecommunications Industries, Inc. and the
                          Company, dated March 25, 1996.

                    10.13 Employment Agreement with Charles W. Terry dated
                          July 29, 1994.

                    10.14 Sub-lease Agreement between Hadron, Inc. and the
                          Company, dated June 12, 1996.

                    10.15 Employment Agreement with David Haedicke dated
                          August 1, 1996.


                    (b)   Reports on Form 8-K

                          None.

                                      SIGNATURES


               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there-unto duly authorized.

          Date:  September 30, 1996


          COMTEX SCIENTIFIC CORPORATION


          By:  /s/ C.W. Gilluly
               C.W. Gilluly
               Chief Executive Officer
               (Principal Executive Officer)



          By:  /s/ C.W. Gilluly
               C.W. Gilluly
               Chief Financial Officer
               (Principal Financial and
               Accounting Officer)


               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          DIRECTORS:

          Signature              Title                      Date




          /s/ Erik Hendricks     Director              September 30, 1996
          Erik Hendricks

          /s/ Robert A. Nigro    Director              September 30, 1996
          Robert A. Nigro

          /s/ Charles W. Terry   Director and          September 30, 1996
          Charles W. Terry       President

                          REPORT OF INDEPENDENT ACCOUNTANTS


          The Board of Directors and Stockholders
          Comtex Scientific Corporation

          We have audited the accompanying balance sheet of Comtex Scientific Corporation as of June 30, 1996 and the related statements of operations, stockholders' deficit, and cash flows for the year ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

          We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Comtex Scientific Corporation at June 30, 1996, and the results of its operations and its cash flows for the year ended June 30, 1996, in conformity with generally accepted accounting principles.

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the Company has incurred recurring operating losses and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                                       /s/Ernst & Young LLP

          Vienna, Virginia
          September 27, 1996

                          Report of Independent Accountants




          To the Board of Directors and Stockholders of Comtex Scientific Corporation

          We have audited the accompanying balance sheet of Comtex Scientific Corporation as of June 30, 1995 and the related statements of operations, stockholders' deficit and cash flows for the fiscal years ended June 30, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion,the financial statements referred to above present fairly, in all material respects, the financial position of Comtex Scientific Corporation as of June 30, 1995, and the results of its operations and it cash flows for the fiscal years ended June 30, 1995 and 1994 in conformity with generally accepted accounting principles.

          The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
          Note 3 to the financial statements, the Company has a net capital deficiency and has suffered recurring losses resulting in an accumulated deficit of $10,528,828. These facts raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                               /S/ Coopers & Lybrand L.L.P.

          Washington, D.C.
          September 21, 1995



 COMTEX SCIENTIFIC CORPORATION
 BALANCE SHEET AT JUNE 30, 1996 AND 1995



                                    June 30,          June 30,
 ASSETS                               1996              1995

                                  ------------      ------------

   CURRENT ASSETS

      Cash                            $57,644           $15,163

      Accounts Receivable, Net
       of Allowance of $108,000
       and $59,000 at June 30,        582,318           431,432
       1996 and 1995,
       respectively (Note 9)
      Advances to TII, a related
       party (Note 4)                 360,573         1,071,392

      Prepaid Expenses and Other
       Current Assets                  49,133            12,821

                                  ------------      ------------
      TOTAL CURRENT ASSETS          1,049,668         1,530,808






 PROPERTY AND EQUIPMENT, NET
    (NOTES 2,5)                       267,028           301,406




   OTHER ASSETS

      Unamortized License Fee,
       Net of Accumulated
       Amortization of $82,820
       and $78,016 at June 30,
       1996 and 1995,
       respectively (Note 2)            1,946             6,750







      Deposits                         63,369            12,137

                                  ------------      ------------

      TOTAL OTHER ASSETS               65,315            18,887
                                  ------------      ------------

 TOTAL ASSETS                      $1,382,011        $1,851,101

                                  ============      ============


 LIABILITIES AND STOCKHOLDERS'
  DEFICIT


   CURRENT LIABILITIES:

      Accounts Payable               $502,962          $375,130

      Accrued Expenses                238,451           178,654

      Amounts due to Related          231,714            27,006
      Parties (Note 4)
      Notes Payable  (Note 6)         418,178           815,652

                                  ------------      ------------

      TOTAL CURRENT LIABILITIES     1,391,305         1,396,442


   LONG-TERM LIABILITIES:

      Long-Term Notes Payable -
       Affiliate  (Note 4)          1,008,831         1,040,000
      Other Long-Term Notes
       Payable  (Note 6)               74,050            34,930

                                  ------------      ------------

      TOTAL LONG-TERM
       LIABILITIES                  1,082,881         1,074,930
                                  ------------      ------------

 TOTAL LIABILITIES                  2,474,186         2,471,372


 COMMITMENTS AND CONTINGENCIES
  (Note 10)









 STOCKHOLDER'S DEFICIT


      Common Stock, $0.01 Par
      Value - Shares Authorized:
       18,000,000;
        Shares issued and
        outstanding:7,854,667          78,547            78,547

      Additional Paid-In Capital    9,830,010         9,830,010
      Accumulated Deficit         (11,000,732)      (10,528,828)

                                  ------------      ------------

      TOTAL STOCKHOLDERS'          (1,092,175)         (620,271)
       DEFICIT
                                  ------------      ------------

 TOTAL LIABILITIES AND
 STOCKHOLDERS' DEFICIT             $1,382,011        $1,851,101

                                  ============      ============

 The accompanying "Note to Financial Statements" are an integral part of these financial statements


                             Page F-3


 COMTEX SCIENTIFIC CORPORATION
 STATEMENTS OF OPERATIONS FOR THE FISCAL YEARS ENDED JUNE 30,
 1996, 1995 AND 1994


                                              Fiscal Year Ended
                                                  June 30,


                                     1996            1995           1994

                                 ----------      ----------      ----------

 REVENUES                        $3,219,028     $2,769,329      $3,025,229



 COSTS AND EXPENSES

   Operations                      2,035,560      1,544,368       1,486,997

   Product Development               238,954        150,906         176,494
   Sales and Marketing               346,986        286,256         183,302

   General and Administrative        818,714        703,973         561,210

   Depreciation and Amortization     141,219        249,732         128,402

                                  ----------     ----------      ----------

   Total Costs and Expenses        3,581,433      2,935,235       2,536,405

                                  ----------     ----------      ----------
 INCOME (LOSS) FROM OPERATIONS      (362,405)      (165,906)        488,824



 OTHER INCOME (EXPENSE)
   Interest Expense                 (107,931)      (102,692)       (104,000)

   Interest Income/Other              (1,079)         8,890           4,067

                                   ----------     ----------      ----------

   Other Expense, Net               (109,010)       (93,802)        (99,933)
                                   ----------     ----------      ----------









 INCOME (LOSS) FROM OPERATIONS
  BEFORE INCOME TAXES                (471,415)      (259,708)        388,891



 INCOME TAXES                             489            294           1,911
                                   ----------     ----------      ----------



 NET INCOME (LOSS)                  ($471,904)     ($260,002)       $386,980
                                    ==========     ==========      ==========




 NET INCOME (LOSS)
  PER COMMON SHARE                     ($0.06)        ($0.03)           0.05

                                    ==========     ==========      ==========



 WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                  7,854,667      7,854,667        7,854,667
                                    ==========     ==========      ==========

         The accompanying "Note to Financial Statements" are an integral part of these financial statements

                                       Page F-4



 COMTEX SCIENTIFIC CORPORATION
 STATEMENTS OF STOCKHOLDERS' DEFICIT FOR THE FISCAL YEARS ENDED
 JUNE 30 ,1996, 1995 AND 1994




                    Common Shares Outstanding

                                               Additional

                     Number of        Par        Paid In
                       Shares        Value       Capital

                     -----------  ----------  ------------

 Balance
 at June 30, 1993      7,854,667      78,547    $9,830,010



    Net Income                0           0             0
                   -------------  ----------  ------------

 Balance
 at June 30, 1994     7,854,667      78,547     9,830,010


    Net Loss                  0           0             0

                  -------------  ----------  ------------

 Balance
 at June 30, 1995     7,854,667      78,547     9,830,010


    Net Loss                  0           0             0

                  -------------  ----------  ------------
 Balance
 at June 30, 1996     7,854,667     $78,547    $9,830,010

                  =============  ==========  ============



                     Accumulated   Stockholders'
                       Deficit        Deficit

                    --------------   -------------

 Balance
 at June 30, 1993   ($10,655,806)      ($747,249)



    Net Income           386,980         386,980                                                   -------------   -------------

 Balance
 at June 30, 1994    (10,268,826)       (360,269)


    Net Loss            (260,002)       (260,002)

                    -------------   -------------

 Balance
 at June 30, 1995    (10,528,828)       (620,271)


    Net Loss            (471,904)       (471,904)

                    -------------   -------------
 Balance
 at June 30, 1996    ($11,000,732)    ($1,092,175)

                     =============   =============

           The accompanying "Note to Financial Statements" are an integral part of these financial statements

                                              Page F-5


 COMTEX SCIENTIFIC CORPORATION
 STATEMENTS OF CASH FLOWS FOR THE FISCAL YEARS ENDED JUNE 30,
 1996, 1995 AND 1994




                                             Fiscal Year Ended
                                                   June 30,



                                    1996              1995          1994

                                  ----------        ----------       ----------

 Cash Flows
 from Operating Activities:

     Net Income (Loss)              ($471,904)        ($260,002)        $386,980
     Adjustments to reconcile
     net income (loss) to net
     cash provided by (used in)
      operating activities:

     Depreciation and
      Amortization Expense           141,219           249,730          128,402
        Bad Debt Expense              38,000            31,996           28,974

        Recovery of
          Lease Liabilities                0                 0         (157,502)

        Deferred Rent Expense          1,738                 0                0
        (Gain)/Loss on
          Sale of Fixed Assets         1,346                 0              (98)

     Changes in Assets and
     Liabilities:
           Accounts Receivable      (188,886)          (91,911)         (68,376)
           Prepaid Expenses
           and Other Current
           Assets                    (36,312)           15,886            7,302

           Deposits                  (51,232)          (10,823)          11,118

           Accounts Payable          127,832           191,832         (188,238)

           Accrued Expenses           58,059            (8,065)          14,888
           Amounts due to
           Related Parties            77,286                              4,102

           Reserve for Relocation          0                 0          (57,839)
           Other Liabilities             -                  -           (20,700)
                                  -----------       -----------       ----------
     Net Cash provided by
     (used in) Operating
     Activities                     (302,854)          118,643           89,013








 Cash Flows from
 Investing Activities:

     Purchases of Property
     and Equipment                   (40,792)         (124,844)        (238,798)

     Purchase of Contract Rights           0                 0         (121,523)
     Purchase of Software Licenses         0                 0           (3,767)

     Proceeds from Sale of
     Fixed Assets                      8,185                 0              500

     Advances to TII              (2,025,202)       (1,776,086)               0
     Repayments of Advances        2,665,245           704,694                0
                                 -----------       ----------        ----------

     Net Cash provided by
     (used in) Investing
     Activities                      607,436        (1,196,236)        (363,588)


 Cash Flows from
 Financing Activities:

     Notes Payable                   164,044           (55,180)         113,925

     Notes Payable to
     Related Parties                  96,253                 0
     Proceeds from
     PrinCap Financing Agreement   1,936,758         1,466,558                0

     Repayments against
     PrinCap Financing Agreement  (2,459,156)         (674,721)               0

                                 -----------       -----------       ----------
     Net Cash provided by
     (used in)
     Financing Activities           (262,101)          736,657          113,925



 Net Increase (Decrease)
 in Cash and Cash Equivalents         42,481          (340,936)        (160,650)


 Cash and Cash Equivalents
 Balance at Beginning of Period       15,163           356,099          516,749

                                  ----------       -----------       ----------
 Cash and Cash Equivalents
 Balance at End of Period            $57,644           $15,163         $356,099

                                  ==========       ===========       ==========


                      The accompanying "Notes to Financial Statements" are an integral part of these financial statements

                                                   Page F-6

          COMTEX SCIENTIFIC CORPORATION

          NOTES TO FINANCIAL STATEMENTS


          1. THE COMPANY

          Comtex Scientific Corporation (the "Company" or "Comtex") is a value-added real-time distributor of customized newswire information products (CustomWires(TM)) aggregated on a real-time basis from thousands of news stories drawn from hundreds of broad and specialized news sources. CustomWires(TM) are marketed to information distributors ranging from online services and World Wide Web sites to proprietary networks utilized by financial traders and corporate electronic news clipping services. Consistent with standard practice in the information aggregation industry, the Company generally has renewable long-term contractual relationships with those information providers and information distributors with which it does business. These contracts typically provide for both minimum fees and for royalties based upon expected and achieved volumes of usage.
          Fees and royalties from information distributors comprise the majority of the Company's revenues. Fees and royalties due to information providers, along with telecommunications costs and employee payroll costs, comprise the majority of the Company's costs and expenses.

          Infotechnology, Inc. ("Infotech"), a Delaware corporation currently in reorganization under Chapter 11 of the U.S. Bankruptcy Code, legally or beneficially controls 4,693,940 (approximately 60%) of the issued and outstanding shares of the Company's common stock owned by Infotech are subject to option by C.W. Gilluly, Ed.D., the Chairman of the Board of Directors and Chief Executive Officer of both the Company and Infotech. Dr. Gilluly and his spouse (the "Gillulys") also directly own options to acquire an additional 2,540,503 shares of the Company's common stock (see Note 4).



          2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Risks and Uncertainties

          Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable and advances to Telecommunications Industries, Inc. ("TII"), a related party. The Company believes the credit risk associated with accounts receivable is minimal due to the number of customers and their dispersion over different industries and
                                          F-7
          geographical locations.

          As discussed in Note 4, the Company has outstanding advances to TII. Management believes the recovery of such advances will occur either directly from TII or by offset against amounts due Infotech.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.


          Property and Equipment

          Property and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred and the cost of renewals and betterments are capitalized.

          Depreciation and amortization are computed using the straight-line method over the estimated lives of the related assets - five years for furniture and fixtures and computer equipment and three years for software. Leasehold improvements are amortized using the straight-line method over the lesser of the lease term or the estimated useful lives of the related assets.

          Upon retirement or sale, the cost and related accumulated depreciation or amortization of assets are removed from the accounts and any resulting gain or loss is included in the determination of net income.


          Unamortized License Fees

          License fees are amortized over the life of the related licenses.


          Income Taxes

          The Company follows the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse.
                                          F-8

          Computation of Net Loss per Common Share

          The net loss per common share is computed based upon the weighted average number of common shares outstanding. Common equivalent shares are not included in the per share calculations since the effect of their inclusion would be antidilutive. Common equivalent shares result from the assumed exercise of outstanding stock options.


          Stock Compensation

          The Financial Accounting Standards Board recently issued Statement No. 123 "Accounting for Stock-Based Compensation."
          This Statement provides an alternative for accounting for stock compensation arrangements to APB 25 "Accounting for Stock Issued to Employees" but permits continued accounting under APB 25. The Company accounts for its stock compensation arrangements under the provisions of APB 25 and intends to continue to do so.


          Reclassifications

          Certain fiscal 1995 and 1994 amounts have been reclassified to conform to the fiscal 1996 presentation.


          3.  MANAGEMENT PLANS FOR OPERATING UNCERTAINTIES

          The Company incurred an operating loss of $362,405 during the fiscal year ended June 30, 1996, and at June 30, 1996, had negative working capital of $341,637 and a net shareholders' deficit of $1,092,175. The Company's operating loss in fiscal year 1996 and negative working capital raise doubt about its ability to continue as a going concern.

          The Company has invested significantly in: upgrading the experience level of its sales, product development and senior management staff during fiscal year 1996; expanding its contractual base with information providers so as to improve the quality and flexibility of its information products; improving the speed and capacity of its telecommunications systems; and, expanding its contracts with information distributors so as to improve its revenue potential. These steps produced net operating income of approximately $36,000 for the Company's final quarter in the fiscal year ended June 30, 1996, as well as positive cash flow.

          The Company's financial position and ability to conduct operations may be adversely affected by the ongoing reorganization of Infotech under Chapter 11 of the U.S.
                                          F-9

          Bankruptcy Code. The inability of TII to collect outstanding Micro Research Industries' ("MRI", the sole operating division of TII) receivables from the U.S. House of Representatives and repay the Company's outstanding Note under the PrinCap Financing Agreement (See Note 4) might also have a significant adverse effect on the Company's overall liquidity and ability to conduct operations.

          Currently, the Company's operations generate cash flow sufficient to cover its monthly expenses and management believes that cash from operations will provide the Company with adequate cash resources to meet its obligations on a short-term basis. During fiscal year 1997, the Company plans to maintain its aggressive control over costs and to aggressively market its products.

          The Company's ability to meet its liquidity needs on a long-term basis is dependent on its ability to generate sufficient billings to cover its current obligations and to pay down its current and long-term debt obligations. No assurance may be given that the Company will be able to maintain the revenue base or the size of profitable operations that may be necessary to achieve its liquidity needs. If the Company is not successful in its efforts, it may undertake other actions as may be appropriate to preserve asset values. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.



          4.  RELATED PARTY TRANSACTIONS

          Infotech, in addition to being the Company's majority stockholder (approximately 60%), is also the majority stockholder (approximately 82%) of TII. Dr. Gilluly is Chairman and Chief Executive Officer of TII. Dr. Gilluly is also Chairman and Chief Executive Officer of Hadron, Inc., of which Infotech owns approximately 13.5% of the outstanding shares. During fiscal years 1996 and 1995, Infotech, TII, the Gillulys and the Company engaged in the following transactions.

          Corporate Services Provided by Hadron, Inc.. During fiscal year 1996, the Company contracted with Hadron, Inc. for corporate and shareholder services. Charges for such services are based on time and material expended by Hadron personnel in providing such services and amounted to approximately $15,000, $6,000 and $8,000 for the fiscal years ended June 30, 1996, 1995 and 1994, respectively.


          Administrative Services Provided by Infotechnology, Inc. Infotech coordinated certain administrative services and group insurance plans for the benefit of the Company's employees
                                         F-10
          through fiscal year 1996. Costs allocated to the Company in connection therewith for the fiscal years ended June 30, 1996, 1995 and 1994 amounted to approximately $6,000, $12,000 and $11,000, respectively.

          TII Sublease. The Company subleased office space from TII until April, 1996. Pursuant to an agreement entered into in September, 1993, the Company and TII performed programming, marketing, and general and administrative tasks for each other. TII and Comtex also were entitled to use each other's office equipment and accessories. Under the Company's agreement with TII, the Company subleased space from TII at the rental rate paid by TII to its landlord (an unrelated party). The agreement also specified billing rates for services performed by non-support staff labor, and payment terms for office supplies and equipment maintenance contracts.

          Pursuant to the contract with TII, the Company incurred expenses of approximately $196,000, $270,000 and $437,000 for facility rental, computer equipment, staff and office expenses during the years ended June 30, 1996, 1995 and 1994, respectively.

          In April 1996, the company terminated its sublease with TII and signed a lease directly with the owner of the building for essentially the identical space it had been renting from TII. To meet the requirement for the Company to deliver a six-month facility deposit and a build-out deposit under the new lease, and to satisfy other building related MRI liabilities, the Company executed a demand note in the amount of $127,422 from Dr. Gilluly (the "Gilluly Note"). The Gilluly Note is due on demand but in no event later than April 9, 1997, and is collateralized by the Company's accounts receivable, now existing and in the future arising, and all proceeds of those accounts. The Gilluly Note bears interest on the principal amount outstanding at a rate of eleven and one half percent (11.5%) per annum and interest is payable monthly. Approximately $3,400 of interest expense was incurred on the Gilluly Note during the year ended June 30, 1996.

          Acquisition by the Company of Certain Assets of TII. During fiscal year 1995, the Company negotiated and consummated (subject to a "Put" right to reverse the transaction, as discussed below) the acquisition (the "MRI Acquisition") of certain assets of TII. The assets acquired included substantially all of the assets of TII's sole operating division, MRI. MRI's business consisted of providing sales, leasing and maintenance support of integrated information systems, computer hardware and software primarily to the U.S. House of Representatives.

          The Company retained the right, under certain circumstances, to require TII to take back the TII assets acquired by the Company and the TII liabilities assumed by the Company. The Company determined, because of the existence of the Put right, not to
                                         F-11
          reflect assets acquired, and liabilities assumed, from TII in its financial statements, and not to reflect the results of operations of the acquired MRI business in its financial statements.

          The following is a summary of certain provisions of the material agreements relating to the MRI transaction.

               a.  Pre-Closing Operation of MRI

               On February 17, 1995, the Board of Directors of the Company authorized the MRI Acquisition. In anticipation of the closing of the transaction, and to preserve the MRI assets, the Company entered into an Operating Agreement with TII effective as of February 17, 1995. Pursuant to the Operating Agreement, TII delegated its full right and authority to operate and manage its business to the Company. The Company operated the business of TII from February 17, 1995, until the closing of the MRI Acquisition on May 16, 1995.

               b. Princeton Capital Financing

               The Company entered into a Contracts Financing Agreement with Princeton Capital Finance Company, L.L.C. ("PrinCap") on February 17, 1995 (the "PrinCap Financing Agreement"). The PrinCap Financing Agreement provided a $1 million credit facility secured by approved inventory, unbilled accounts receivable and billed accounts receivable to support both the MRI business and the Company's other business. Under the PrinCap Financing Agreement, PrinCap agreed to finance approved inventory and unbilled accounts receivable at an annualized interest rate equal to the prime rate, as defined in The Wall Street Journal on the date of borrowing, plus four percent (4%), and billed accounts receivable at an annualized interest rate equal to the prime rate plus three percent (3%). In order to obtain the PrinCap financing, PrinCap required a corporate guarantee from the Company and cross-guarantees from TII, Infotech and AMASYS Corporation (the likely successor corporation to Infotech when Infotech completes its reorganization under Chapter 11 of the U.S. Bankruptcy Code; Dr. Gilluly is Chairman of the Board of Directors and President of AMASYS Corporation). The corporate and cross-guarantees pledged essentially all of the assets of the Company, Infotech, AMASYS and TII as further security for loans made under the PrinCap Financing Agreement. PrinCap also required a $1,000,000 limited personal guarantee from the Gillulys. As partial consideration for the agreement by the Gillulys to personally guarantee the PrinCap Financing and to make certain loans to TII prior to the PrinCap Financing, the Gillulys received options to acquire shares of the Company's
                                         F-12
               common stock. These options are described below in "Acquisition by the Company of Certain Assets of TII, Purchase Price - Options to Acquire Company Stock".

               At June 30, 1996 and 1995, the borrowings, net of repayments, under the PrinCap Financing Agreement were approximately $269,000 and $792,000, respectively. Interest expense for the years ended June 30, 1996 and 1995, related to the PrinCap borrowings was $62,123 and $27,700, respectively. All borrowings under the PrinCap Financing Agreement since its inception have been for the benefit of the MRI business. These borrowings and repayments have been presented in the accompanying financial statements as Notes Payable to PrinCap and Advances to TII. Related interest expense and interest income of $62,123 and $27,700 for the fiscal years ended June 30, 1996 and 1995, respectively, have offset each other in the Statements of Operations. The Note Payable to PrinCap of approximately $269,000 is due on October 22, 1996 (see item G of this Note).

               c.  Purchase Price - General

               On May 16, 1995, the Company entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with TII pursuant to which the Company acquired on that date substantially all of the assets, and assumed certain liabilities, of TII.

               The consideration for the TII assets was (i) the tangible book value of the purchased assets as of the closing, plus
               (ii) $200,000. The tangible book value of the assets, as of the closing, was stipulated to be $2,092,700. As discussed below, to the extent the difference between the amount of TII liabilities assumed by the Company and the tangible book value of the assets as of the closing exceeded $150,565, the Company was to be entitled to a reduction in certain indebtedness of the Company to Infotech.

               The Asset Purchase Agreement provided that the purchase price was to be paid by (i) the assumption by the Company of certain liabilities of TII (the amount of which, as of the closing, was stipulated to be $2,243,265), (ii) the granting by the Company to TII of options to acquire common stock of the Company, (iii) at TII's request, the granting by the Company to the Gillulys of options to acquire common stock of the Company and (iv) the principal reduction of the indebtedness owed by the Company to Infotech. The Company utilized the acquired TII assets to conduct the MRI business.

               d.  Purchase Price - Assumption of Certain TII Liabilities

               As partial consideration for the TII assets, the Company
                                         F-13
               assumed all debts, liabilities or other obligations of TII related to the assets acquired, including without limitation $50,000 owed to Dr. Gilluly. The amount of assumed liabilities was stipulated in the Asset Purchase Agreement to be $2,243,265. The Company did not assume liabilities related to (i) a note and other payables of TII owed to Infotech in the aggregate amount of approximately $4,114,000, (ii) other TII liabilities which were not directly related to the MRI business and which totaled approximately $490,000 and (iii) certain amounts payable in excess of $100,000 from TII to the Federal Deposit Insurance Corporation.

               e.  Purchase Price - Options to Acquire Common Stock

               As additional consideration for the TII assets, the Company issued to TII and, at the request of TII, to the Gillulys, options to purchase common stock of the Company pursuant to two Stock Option Agreements dated May 16, 1995 (the "Comtex/TII Option Agreement" and the "Comtex/Gilluly Option Agreement", respectively). For purposes of calculating consideration for the TII assets, these option agreements were assigned a value of $200,000. As partial consideration for the agreement by the Gillulys to personally guarantee the PrinCap financing and to make certain loans to TII prior to the PrinCap financing, Infotech and Pacific Telecommunications Systems, Inc. ("PTSI"), Infotech's wholly-owned subsidiary, granted to the Gillulys options to purchase common stock of the Company owned by Infotech and PTSI pursuant to a Stock Option Agreement dated May 16, 1995 (the "Infotech/PTSI/Gilluly Option Agreement" and, together with the Comtex/TII Option Agreement and Comtex/Gilluly Option Agreement, the "Stock Option Agreements").

               Each Stock Option Agreement contained formulae for determining the number of shares, and exercise price per share, thereunder, based upon certain factors. The number of such shares, and the exercise price per share for each Stock Option Agreement were subsequently computed and were as follows: the Comtex/TII Option Agreement, no shares; the Comtex/Gilluly Option Agreement, 2,540,503 shares at $.10 per share; and the Infotech/PTSI/Gilluly Option Agreement, 2,540,503 shares at $.10 per share. The Stock Option Agreements each contain anti-dilution provisions. The options to acquire such shares fully vested at May 16, 1995, were exercisable beginning on August 20, 1995, and expire on February 20, 2002. No options under the Stock Option Agreements had been exercised through June 30, 1996.

               f.  Purchase Price - Restructure of Indebtedness

               The final component of the consideration in the MRI Acquisition involved a restructure of certain indebtedness of the Company to Infotech. Prior to the closing of the MRI Acquisition, the Company had been in default under certain promissory notes executed by the Company and payable to Infotech in the aggregate principal amount of $1,040,000 (the "1986 Infotech Notes") which matured on July 1, 1992. In partial consideration for the Company's assumption of certain liabilities of TII, Infotech agreed to (i) waive the Company's existing defaults under the 1986 Infotech Notes,
               (ii) forgive $150,565 of the outstanding principal balance thereof and (iii) amend, consolidate and restate the 1986 Infotech Notes as an Amended, Consolidated and Restated 10% Senior Subordinated and Secured Note (the "Amended Infotech Note").

               The Amended Infotech Note is in the principal amount of $889,435, carries an interest rate of ten percent (10%) on the unpaid principal balance and is due on July 1, 2002.
               The Amended Infotech Note is collateralized by a continuing collateral interest in all receivables, all products of such receivables and the proceeds thereof, all purchase orders, and all patents and technology now or hereafter held or received by the Company. Interest on the Amended Infotech
               Note is payable quarterly commencing June 30, 1995. The Amended Infotech Note is subordinated in right of payment to the prior payment in full of all Senior Indebtedness of the Company. The term "Senior Indebtedness" includes the principal and interest charges, existing or hereafter incurred on the Company's obligations, including indebtedness arising from the PrinCap Financing Agreement.

               In conjunction with the Amended Infotech Note, the Company and Infotech entered into an Agreement dated May 16, 1995, whereby Infotech agreed to reduce the outstanding principal
                                         F-15
               of the Amended Infotech Note in certain circumstances.
               These circumstances include payments made by the Company to satisfy certain conditions set forth in the Asset Purchase Agreement, losses incurred by the MRI business during a specified period of time, and liabilities or expenses incurred by the Company arising from any inaccuracy or breach of any representations or warranties contained in the Asset Purchase Agreement. The principal of the Amended Infotech Note may be increased in the event that the Gillulys exercise options under the Infotech/PTSI/Gilluly Option Agreement because the Gillulys may pay all or a portion of the exercise price of such options by assignment of indebtedness resulting from advances from the Gillulys to the MRI business. Dr. Gilluly had made advances to the MRI business in an outstanding principal amount at June 30, 1996 of approximately $400,000.

               Since the Asset Purchase Agreement consummating the MRI Acquisition was contingent upon the satisfaction of certain conditions pursuant to the Put Agreement (see "Put Agreement", below), the note principal adjustment amounts stipulated in the Asset Purchase Agreement, the Amended Infotech Note and the Put Agreement have not been determined. Consequently, at June 30, 1996 and 1995, the principal of the Amended Infotech Note as recorded by the Company did not include the adjustment by $150,565 to $889,435. As discussed more fully below under "Put Agreement", the principal of the Amended Infotech Note was reduced by approximately $31,000 in March 1996. The principal of the Amended Infotech Note presented in the accompanying balance sheet was therefore $1,008,831 at June 30, 1996, and $1,040,000 at June 30, 1995. The terms and conditions, including the maturity date, of the Amended Infotech Note are not contingent on any aspects of the MRI Acquisition or the Put Agreement.

               Interest expense on the Amended Infotech Note and the 1986 Infotech Notes was approximately $104,000 and $103,000 for the fiscal years ended June 30, 1996 and 1995, respectively. At June 30, 1996 and 1995, $77,223 and $24,692,
               respectively, in accrued interest due to Infotech was included in Due to Related Parties in the accompanying financial statements.

               g.  "Put" Agreement

               Because the Company agreed to close the MRI Acquisition prior to the satisfaction of all conditions to closing, the Asset Purchase Agreement permitted the Company, in the event certain conditions were not satisfied prior to December 31, 1995, to require TII to repurchase all or any portion of the TII assets acquired by the Company pursuant to the Asset
                                         F-16

               Purchase Agreement in accordance with a Put Agreement dated May 16, 1995, between the Company and TII. The Company exercised the Put Right on March 25, 1996, and TII agreed to retain all of the assets, rights and properties constituting or used exclusively in the MRI business, and all liabilities and obligations, contingent, matured or otherwise, of the MRI business. TII and Infotech also agreed with the Company in conjunction with the exercise of the Put Agreement that, in the event the Company incurs any damage, loss, judgment, fine, penalty, assessment, settlement, cost or expense resulting in a liability to the Company, in whole or in any part arising out of or relating to the MRI business, the Company may either seek indemnification for such liability from TII or reduce the principal amount of its indebtedness under the Infotech Note by the amount of such liability. Management believes the approximately $91,000 in unsecured cash advances and the approximately $269,000 receivable related to the PrinCap Financing Agreement included in Advances to TII at June 30, 1996, in the accompanying balance sheet is recoverable under these indemnification provisions if it is not recovered through collection of the MRI receivables or an equivalent transfer of value between the Company and TII. (During fiscal year 1996, TII transferred property and equipment to the Company at an agreed value of approximately $71,000, which was applied against the Company's outstanding receivable from TII).

               TII sold the assets related to the MRI business to an unrelated third party on March 31, 1996, net of accounts receivable and sales orders and related liabilities through that date which were retained by TII.

               As a result of TII's sale of the assets related to the MRI business, the Company terminated its sublease with TII and signed a new lease directly with the owner of the building. See "TII Sublease", above. Building-related MRI liabilities amounting to approximately $31,000 were repaid to the owner of the building as part of the new lease agreement and were borrowed under the Gilluly Note. The principal of the Amended Infotech Note was reduced by a corresponding amount under the indemnification provisions of the Put Agreement.

               PrinCap, on April 30, 1996, claimed that TII's sale of the assets of MRI subsequent to exercise of the Put Agreement constituted an event of default under the terms of the PrinCap Financing Agreement. On July 24, 1996, subsequent to year end, the Company and PrinCap agreed to consolidate all indebtedness of the Company under the PrinCap Financing Agreement into a single Note thereunder and this Note remains collateralized by MRI receivables from the U.S. House of Representatives retained by TII. This Note bears interest at a rate of Prime plus 5% and assesses a fee of 1%
                                         F-17
               on the outstanding principal balance at August 1, and September 1, 1996. The Note is due at October 22, 1996, unless PrinCap and the Company mutually agree, in writing, to extend the maturity date. Through September 20, 1996, no such agreement had occurred and no payments to reduce the principal of the Note had occurred (see Note 3).

Amounts and notes payable due to related parties consisted of the following at June
30:
                                                            1996             1995
                                                       -------------     ------------
            Note payable to C.W. Gilluly, including
            accrued interest of $3,398                  $  130,820       $      -

            Interest due to Infotech under 1986
            Infotech Notes and Amended Infotech Note        77,223           24,692

            Amounts due to (from) Hadron, Inc. for
            corporate and shareholder services, net         14,182             (304)


            Due to Infotech for allocated costs of
            employee insurance benefits and other
            services, net                                    9,489            2,618
                                                        ------------    --------------

            Due to Related Parties                      $  231,714       $   27,006
                                                        ============    ==============

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30:
                                            1996              1995
                                      ------------     ------------

 Computer Equipment                    $   605,855       $  559,056
 Furniture and Fixtures                     58,571           32,111
 Software                                   72,851           72,020
 Leasehold Improvements                     26,752             -
 Other Equipment                             6,000            6,000
                                      ------------     ------------
                                           770,029          669,187
 Less Accumulated Depreciation            (503,001)        (367,781)
                                      ------------     ------------
 Net                                   $   267,028       $  301,406
                                      ============     ============


            Depreciation expense for the fiscal years ended June 30, 1996, 1995 and 1994 was $136,415, $130,455, and $92,688, respectively.

          In fiscal year 1994, the Company removed from service fully depreciated fixed assets with a cost basis of approximately $1,400,000.

          The Company acquired approximately $71,000 in furniture and computer equipment from TII during fiscal year 1996 in partial settlement of its outstanding advances to TII (see Note 4).



          6.  NOTES PAYABLE

Notes payable consisted of the following at June 30:
                                                                     1996             1995
                                                                 -----------        ----------
            Note Payable to Princeton Capital Finance
            Company ("PrinCap")(see Note 4)                       $  269,439         $ 791,837

            Notes Payable related to Acquisition of
            International Intelligence Report, Inc.                   34,930            58,745

            Note Payable to Wavephore Networks, Inc.                 187,859              -
                                                                 -----------       -----------

            Less Current Portion                                     418,178           815,652
                                                                 -----------       -----------

            Total Long-Term Notes Payable                         $   74,050        $  34,930
                                                                 ===========       ===========

          Notes payable related to Acquisition of International Intelligence Report, Inc. - On December 31, 1993, the Company assumed certain debt obligations related to the acquisition of assets and certain liabilities of International Intelligence Report, Inc.. These obligations are to be paid out over a period of time up to sixty months. At June 30, 1996, $34,930 was outstanding relating to these obligations. Of this amount, $11,430 is classified as long-term. The long-term debt will be paid during the fiscal years 1998 and 1999 in the amounts of $6,770 and $4,660, respectively. These obligations are not collateralized and are not interest bearing.

          Note Payable to Wavephore Networks, Inc. - On July 1, 1996, the Company agreed with Wavephore Networks, Inc. to convert a net amount of accounts payable to the vendor and royalties receivable by the Company from the vendor to a note payable in the amount of $173,712 ($187,859 related to amounts due at June 30, 1996). The note bears interest at 10%, with principal and interest payments in the aggregate amount of $10,433 due monthly through December 1997.



          7. INCOME TAXES


Income taxes included in the Statements of Operations consist principally of state income taxes and local franchise taxes. The tax provision for continuing operations differs from the amounts computed using the statutory federal income tax rate as follows:

                                                1996     1995     1994
                                               -----     ----     ----

 Provision (benefit) at statutory
 federal income tax rate                      (35%)      (35%)     35%


 Provision (benefit) - state                   (0%)       (4%)      4%
 income tax

 Other                                           -        -       0.5%


 Establishment (utilization) of
 net operating loss carryforwards              35%      39%   (39.5%)
                                          --------  -------  --------
 Effective income tax rate                      0%       0%        0%
                                          ========  =======  ========

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets at June 30, 1996 and 1995, consist primarily of temporary differences from net operating loss carryforwards of approximately $1,600,00 and $1,537,000, respectively, and are fully reserved.

          The Company has net operating loss (NOL) and investment tax credit (ITC) carryforwards available to offset future taxable income of approximately $4.3 million as of June 30, 1996. These NOL and ITC carryforwards expire beginning in the year 1998. Approximately $3.2 million of these NOL and ITC carryforwards arose prior to the acquisition by Infotech of its 60% ownership position in the Company during fiscal year 1989. Section 382 of the Internal Revenue Code may subject these NOL and ITC carryforwards to limitations because Infotech acquired its interest in the Company from an unrelated party. In addition, further annual limitations on these carryforwards may occur when Infotech emerges from bankruptcy protection, as discussed in Note 1.



          8.  STOCK OPTION PLAN

          The Company's Board of Directors adopted the Company's 1995 Stock Option Plan (the "1995 Plan") in October 1995, subject to stockholder approval. The 1995 Plan was approved by the Company's stockholders at their Annual Meeting in December 1995. The 1995 Plan provides for both incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options to purchase an aggregate of up to 1,200,000 shares by key employees, consultants and directors of the Company. Under the 1995 Plan, the exercise price of an incentive stock option is required to be at least equal to 100% of the fair market value of the Company's common stock on the date of grant (110% of the fair market value in the case of options granted to employees who are 10% shareholders). The exercise price of a non-qualified stock option is required to be not less than the par value, nor greater than the fair market value, of a share of the Company's common stock on the date of the grant. The term of an incentive or non-qualified stock option may not exceed ten years (five years in the case of an incentive stock option granted to a 10% stockholder).

Information with respect to stock options granted through June 30, 1996, under the
1995 Plan is as follows:
                                                         Incentive Stock      Non-Qualified
                                                             Options           Stock Options
                                                         --------------      --------------

               Outstanding at June 30, 1995                       -                  -
               Granted during the year                          953,733            110,000
               Expired during the year                          152,000              -
                                                         --------------      ---------------
               Outstanding at June 30, 1996                     801,733            110,000
                                                         ==============      ==============

               Exercisable at June 30, 1996                     388,237             71,664
                                                         ==============      ==============

          The exercise price of all outstanding incentive and non-qualified stock options under the 1995 Plan at June 30, 1996, was $0.10.

          As discussed in Note 4, the Gillulys have options granted by the Company outside the 1995 Plan to acquire 2,540,503 shares of the Company's common stock at an exercise price of $0.10.


          9. SUPPLEMENTARY INFORMATION


Income Statement

The following income statement items were charged to costs and expenses:

                               Fiscal Year Ended June 30,
                              1996       1995        1994
                            -------     --------     --------
 Amortization of Intangible
   Assets                    $4,804     $119,275     $35,714

 Maintenance and Repairs     $72,035     $54,685     $85,620
 Advertising and Promotion   $36,302     $71,455     $72,823
 Costs

 Royalties                  $144,282    $102,319    $133,258




Allowance for Doubtful Accounts

The following table summarizes activity in the allowance for doubtful accounts:

                                        Fiscal Year Ended June 30,

                                     1996           1995           1994
                                ----------      ---------      -----------
 Balance at Beginning
  of Year                        $  58,622       $ 88,021       $ 108,182

    Additions                       60,316         31,996          28,974

    Write-Offs                     (11,338)       (61,395)        (49,135)
                                -----------    -----------      -----------
 Balance at End of Year          $ 107,600       $ 58,622       $  88,021
                                ===========    ===========      ===========


10. COMMITMENTS AND CONTINGENCIES


          The Company leases office space under a noncancelable operating lease that expires August 31, 2002. The lease requires fixed escalations and payment of property taxes, insurance and maintenance costs. The future minimum rental commitments under this lease are as follows:


                    Fiscal year           Minimum Rental
                  ending June 30,           Commitments
                  ---------------         ---------------
                       1997                     $ 124,459
                       1998                       128,192
                       1999                       132,039
                       2000                       136,000
                       2001                       140,084
                       2002                       144,283
                       2003                        24,645
                                         ----------------
                                                $ 829,702
                                         ================

          Rent expense under all operating leases totaled $107,000, $87,000 and $84,000 for the fiscal years ended June 30, 1996, 1995 and 1994, respectively.

          11. 401(K) PLAN

          Effective April 1, 1995, the Company adopted a 401(k) plan available to all full-time employees who meet a minimum service requirement. Employee contributions are voluntary and are determined on an individual basis with a maximum annual amount equal to the maximum amount allowable under federal tax regulations. All participants are fully vested in their contributions. The 401(k) plan provides for discretionary Company contributions. The Company did not make any contributions during the fiscal years ended June 30, 1996, and 1995.


          12.  STATEMENTS OF CASH FLOW - SUPPLEMENTAL DISCLOSURE

          The Company paid cash for interest in the amount of approximately $52,000, $78,000 and $104,000 for the years ended June 30, 1996,
          1995 and 1994, respectively. Amounts paid in cash for income taxes during the years ended June 30, 1996, 1995 and 1994, were approximately $500, $1,100 and $1,900, respectively.
          During fiscal year 1996, approximately $71,000 in furniture and computer equipment were transferred to the Company from TII and the advances to TII were reduced by a corresponding amount (see
          Note 4).