Form 10-Q
period 1996-09-30
COMTEX SCIENTIFIC CORP
filed 1996-11-14
CIK 352988

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                ---------------------
                                      Form 10-Q
                                ---------------------

             /X/ Quarter report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended September 30, 1996 or

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

             As of November 11, 1996, 7,857,667 shares of the Common Stock of the registrant were outstanding.





                            COMTEX SCIENTIFIC CORPORATION
                                  TABLE OF CONTENTS



             Part I     Financial Information:                   Page No.


                  Item 1.   Financial Statements

                            Balance Sheets at                       1
                             September 30, 1996 and June 30, 1996

                            Statements of Operations                2
                             for the Three Months Ended
                             September 30, 1996 and 1995

                            Statements of Cash Flows                3
                             for the Three Months Ended
                             September 30, 1996 and 1995

                            Notes to Financial Statements           4


                  Item 2.   Management's Discussion and Analysis    7
                             of Financial Condition and Results
                             of Operations

             Part II        Other Information:

                  Item 1.   Legal Proceedings                       11

                  Item 6.   Exhibits                                11

             SIGNATURES                                             12

COMTEX SCIENTIFIC CORPORATION
BALANCE SHEETS AT SEPTEMBER 30, 1996 AND JUNE 30, 1996

                                                                             September 30,      June 30,
                                                                                 1996             1996
                                                                             (Unaudited)
ASSETS

  CURRENT ASSETS
    Cash                                                                      $     127,544    $     57,644
    Accounts Receivable, Net of Allowance of $96,000 and $108,000
        at September 30, 1996 and June 30, 1996, respectively                        601,866        582,318
    Advances to TII, a related party                                                 329,533        360,573
    Prepaid Expenses and Other Current Assets                                         48,751         49,133

              TOTAL CURRENT ASSETS                                                 1,107,694      1,049,668

  PROPERTY AND EQUIPMENT, NET                                                        238,392        267,028

  DEPOSITS AND OTHER ASSETS                                                           65,127         65,315

TOTAL ASSETS                                                                  $    1,411,213     $1,382,011


LIABILITIES AND STOCKHOLDERS' DEFICIT

  CURRENT LIABILITIES:
    Accounts Payable                                                          $     521,112    $   502,962
    Accrued Expenses                                                                271,097        238,451
    Amounts due to Related Parties                                                  247,689        231,714
    Notes Payable                                                                   361,797        418,178

              TOTAL CURRENT LIABILITIES                                           1,401,695      1,391,305

  LONG-TERM LIABILITIES:
    Long-Term Notes Payable - Affiliate                                              857,785     1,008,831
    Other Long-Term Notes Payable                                                     64,380        74,050

              TOTAL LONG-TERM LIABILITIES                                            922,165     1,082,881

TOTAL LIABILITIES                                                                  2,323,860     2,474,186

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

    Common Stock, $0.01 Par Value - Shares Authorized: 18,000,000;
         Shares issued and outstanding: 7,857,667                                     78,577         78,547
    Additional Capital                                                             9,980,575      9,830,010
    Accumulated Deficit                                                          (10,971,799)   (11,000,732)

              TOTAL STOCKHOLDERS' DEFICIT                                           (912,647)    (1,092,175)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                   $    1,411,213     $1,382,011


COMTEX SCIENTIFIC CORPORATION
STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 (UNAUDITED)


                                                                         Three months ended
                                                                             September 30,

                                                                         1996             1995

REVENUES

      Information Services Revenues                                       $   910,006    $  755,187
      Data Communications Revenues                                            130,282        58,954

           Total Revenues                                                   1,040,288       814,141

COSTS AND EXPENSES
      Costs of Information Services                                           391,654       383,554
      Costs of Data Communications                                            169,511       168,841
      Product Development                                                      54,409        66,448
      Sales and Marketing                                                     110,089        92,214
      General and Administrative                                              215,502       212,626
      Depreciation and Amortization                                            36,992        37,552

           Total Costs and Expenses                                           978,157       961,235

INCOME (LOSS) FROM OPERATIONS                                                  62,131      (147,094)

OTHER INCOME (EXPENSE)
      Interest Expense                                                        (32,863)      (26,000)
      Interest Income/Other                                                        11        (1,315)

           Other Expense, Net                                                 (32,852)      (27,315)


INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES                              29,279      (174,409)

INCOME TAXES                                                                      346           489

NET INCOME (LOSS)                                                            $ 28,933    $ (174,898)



NET INCOME (LOSS) PER COMMON SHARE                                         $     0.00    $    (0.02)


WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                        7,858,667     7,854,667



COMTEX SCIENTIFIC CORPORATION
STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995



                                                             Three Months Ended
                                                                September 30,

                                                               1996          1995
Cash Flows from Operating Activities:
  Net Income (Loss)                                         $ 28,933      $ (174,896)
  Adjustments to reconcile net income (loss) to net cash
             provided by (used in ) operating activities:
   Depreciation and Amortization Expense                      36,992          37,552
   Bad Debt Expense                                            9,000           8,000
   Loss on Disposal of Fixed Assets                               68           1,346
  Changes in Assets and Liabilities:
      Accounts Receivable                                    (28,548)       (134,240)
      Prepaid Expenses and Other Current Assets                  382          (5,261)
      Deposits and Other Assets                                   -             -
      Accounts Payable                                        18,150         172,695
      Accrued Expenses                                        32,646          79,083
      Amounts due to Related Parties                          15,975          32,609
      Other Liabilities                                           -             (925)
    Net Cash provided by Operating Activities                113,628          15,961

Cash Flows from Investing Activities:
  Purchases of Property and Equipment                        (10,607)        (55,800)
  Proceeds from Sale of Fixed Assets                           2,401           8,185
  Advances to TII                                                 -         (481,354)
  Repayments of Advances                                      31,040         929,298

    Net Cash provided by Investing Activities                 22,804         400,329

Cash Flows from Financing Activities:
  Notes Payable, Net                                         (47,178)         (4,550)
  Notes Payable to Related Parties, Net                         (481)           -
  Proceeds from PrinCap Financing Agreement                       -          440,749
  Repayments against PrinCap Financing Agreement             (18,873)       (852,971)
    Net Cash used in Financing Activities                    (66,532)       (416,772)

Net Increase (Decrease) in Cash and Cash Equivalents          69,900            (482)

Cash and Cash Equivalents Balance at Beginning of Period      57,644          15,163

Cash and Cash Equivalents Balance at End of Period        $  127,544         $14,681


Supplemental disclosure of cash flow information:
        Cash paid for interest                            $   10,064         $    -
        Cash paid for income taxes                        $      346         $   489

Supplemental disclosure of noncash financing activities:
        During the three months ended September 30, 1996, the Amended Infotech Note was reduced by $150,565 in connection with the MRI Acquisition.
        See Note 2 to the Financial Statements.




The accompany "Notes to Financial Statements" are an integral part of these financial statements.

                            COMTEX SCIENTIFIC CORPORATION
                            NOTES TO FINANCIAL STATEMENTS


             1.   Basis of Presentation

                  The accompanying interim financial statements of Comtex
             Scientific Corporation (the "Company" or "Comtex") are unaudited, but in the opinion of management reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 ("1996 Form 10-K"), filed with the Securities and Exchange Commission.

                  Gain or loss per common share is based upon the
             weighted average number of shares outstanding during each quarter and common stock equivalents, if dilutive. The effect of outstanding common stock equivalents on net loss per common share is not included because it would be antidilutive.


             2.   Related Party Transactions

                  Acquisition and Divestiture of Micro Research
             Industries :   During fiscal 1995, the Company acquired
             certain assets and assumed certain liabilities of Telecommunications Industries, Inc. ("TII") representing substantially all the assets of TII's sole operating division, Micro Research Industries ("MRI") (the "Acquisition"). MRI provided sales, leasing and maintenance support of computer hardware and software primarily to the U.S. House of Representatives. At the time of the Acquisition, Infotechnology, Inc. ("Infotech") owned 60% and 82% of the Company and TII, respectively, and Dr. Gilluly, Chairman of the Board and Chief Executive Officer of the Company and of Infotech also served as Chairman of the Board and Chief Executive Officer of TII. In return for closing the Acquisition prior to satisfaction of all conditions to closing, the Asset Purchase Agreement and related Put Agreement permitted the Company, upon the failure of certain conditions, to require TII to repurchase all or any portion of the assets acquired by the Company and to assume the liabilities related to MRI (the "Put").

                  The Acquisition resulted in the restructuring of the
             Company's previously matured promissory notes to Infotech.

             As of October 11, 1996, Infotech ratified the reduction of $150,565 of the principal of the Company's restructured $1,040,000 promissory notes due Infotech and rolled the remaining $889,435 principal into a 10% Senior Subordinated and Secured Note due July 1, 2002 (the "Amended Infotech Note"). Principal amounts due under the Amended Infotech Note are subject to reduction or increase under certain circumstances. The Amended Infotech Note is collateralized by a continuing interest in all receivables, products and proceeds thereof, all purchase orders and all patents and technology then or in the future received or held by the Company. The Amended Infotech Note is subordinated in right of payment to all Senior indebtedness of the Company, including indebtedness arising from the Princeton Capital Financing Agreement (see below).

                  In connection with the Acquisition, the Company entered
             into a $1 million secured credit facility with Princeton Capital Finance Company, L.L.P. ("PrinCap") (the "PrinCap Financing Agreement") in February 1995. After the Company exercised the Put, TII sold such assets to a third party, which PrinCap claimed represented an event of default under the credit facility. On July 24, 1996, the Company and PrinCap agreed to consolidate all indebtedness of the Company under the PrinCap Financing Agreement ($244,449 at July 24, 1996) into a single Note collateralized by MRI receivables from the U.S. House of Representatives retained by TII. The Note was due October 22, 1996, demand has been made, and the Note is in default. The Company is currently in discussions regarding payment of the Note. Management of the Company believes the Company's indemnification under the terms of the Amended Infotech Note will apply to any amounts due PrinCap (or separately to the Company from TII) not ultimately recovered through the MRI receivables held by TII, and that any such amounts will reduce the principal of the Amended Infotech Note.

                  Infotech has agreed with the Company that in the event
             the Company incurs any cost or liability arising out of or relating to the MRI business, which the Company "put" back to TII (then 82% owned by Infotech) as of March 25, 1996, the Company may either seek indemnification for such liability from TII or reduce the principal amount of its indebtedness under the Amended Infotech Note by the amount of such liability. In April, 1996, the Company reduced the Amended Infotech Note by approximately $31,000, the costs incurred by the Company for rent due to the landlord from TII.

                  Services Provided by/to Hadron, Inc.:  The Company
             contracts with Hadron, Inc. (13.5% owned by Infotech) for corporate and shareholder services. Charges for such services are based on time and material expended by Hadron personnel in providing such services. The Company accrued approximately $4,000 for services provided during the three months ended September 30, 1996, which had not been billed. Hadron, Inc. subleases office space from the Company at the rental rate paid by the Company to its landlord and also shares certain office related expenses. Total charges to Hadron, Inc. during the three months ended September 30, 1996, amounted to approximately $4,800.


             3.   Notes Payable

                  On July 1, 1996, the Company agreed with Wavephore
             Networks, Inc. to convert a net amount of accounts payable to the vendor and royalties receivable by the Company from the vendor to a note payable in the amount of $173,712. At September 30, 1996, $40,875 was classified as long-term. The note bears interest at 10%, with principal and interest payments in the aggregate amount of $10,433 due monthly through December, 1997.


             4.   Income Taxes

                  The Company has recorded net income for the three
             months ended September 30, 1996; however, no tax provision has been recorded as the Company's net operating loss (NOL) and investment tax credit (ITC) carryforwards are sufficient to offset this income for federal and state tax purposes.

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


             RESULTS OF OPERATIONS

             Comparison of the three months ended September 30, 1996, to the three months ended September 30, 1995

                  During the three months ended September 30, 1996, the
             Company s total revenues were approximately $1,040,000, or approximately $226,000 (28%) greater than the total revenues for the three months ended September 30, 1995. The increase of approximately $155,000 in information services revenues reflects revenues from new customers, certain price increases and royalties derived from the sale of Comtex' news to information distributors who pay the Company a royalty based upon usage. These revenue increases were partially offset by customer losses and revenue decreases due to pricing and usage factors. The increase of approximately $71,000 in data communications revenues reflects the Company's billing of communications charges to its' customers. As more customers are added utilizing satellite and Internet delivery methods, the data communications revenue will increase with a minimal increase in data communications costs.

                  Total costs and expenses for the three months ended
             September 30, 1996, were approximately $978,000, representing an approximately $17,000 (2%) increase in operating expenses from the three months ended September 30, 1995. This increase in operating expenses is principally due to an increase in information services costs and sales and marketing expenses offset by a decrease in product development expenses.

                  Information services costs during the quarter ended
             September 30, 1996, increased approximately $8,000 over these costs in the quarter ended September 30, 1995, primarily due to additional personnel in Client Services in order to manage the increasing customer base as well as increased expenses for computer equipment maintenance. These increases were reduced by a decrease in expenses related to the absence of a Director of Content Development during the three months ended September 30, 1996. This position was filled at the end of September, 1996.

                  Data communications costs remained constant since two
             of the Company's primary delivery methods, satellite and Internet, do not incur variable costs with the addition of new customers. Therefore, as Comtex adds new customers utilizing these delivery methods, data communications revenue will increase without a corresponding increase in communications expenses.

                  Sales and marketing expenses increased by approximately
             $18,000 in the three months ended September 30, 1996, over the three months ended September 30, 1995, due to increased compensation arising from the addition of sales support staff and more experienced sales personnel to the Company's workforce and additional commissions related to the increase in information services revenue during these three months.

                  Product development expenses for the three months ended
             September 30, 1996, were $12,000 lower than for the same period ended September 30, 1995. This decrease was principally due to the timing of personnel turnover in this department.

                  The Company reported operating income of approximately
             $62,000 during the quarter ended September 30, 1996, as compared with an operating loss of $147,000 for the quarter ended September 30, 1995. The Company recorded net income of approximately $29,000 for the three months ended September 30, 1996, as compared with a net loss for the three months ended September 30, 1995, of approximately $174,000. The increase in operating income reflects increased revenues with a minimal increase in total expenses. The increase in net income was partially offset by an increase in interest expense related to notes payable in the quarter ended September 30, 1996.

             FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

                  For the three months ended September 30, 1996, the
             Company's operations produced operating income of approximately $62,000 and net income of approximately $29,000. At September 30, 1996, the Company had negative working capital of approximately $294,000 as compared with negative working capital of approximately $342,000 at June 30, 1996. This increase in working capital is a result of operational income and the conversion of approximately $174,000 net accounts payable to the Company's primary telecommunications vendor into a note payable. The Company also had a net stockholders' deficit of approximately $913,000 at September 30, 1996, as compared to a net stockholders' deficit at June 30,1996, of approximately $1,092,000.

                  As of October 11, 1996, Infotechnology, Inc.
             ("Infotech"), the Company's majority stockholder (approximately 60%) ratified the reduction of $150,565 of the principal of the Company's restructured $1,040,000 promissory notes due Infotech and rolled the remaining $889,435 principal into a 10% Senior Subordinated and Secured Note due July 1, 2002 (the "Amended Infotech Note").

                  For the three months ended September 30, 1996, the
             Company's operating activities generated approximately $114,000 in cash. The Company had cash and cash equivalents of approximately $128,000 at September 30, 1996, as compared to approximately $58,000 at June 30, 1996. Currently, the Company's operations generate cash flow sufficient to cover its monthly expenses and management believes that cash from operations will provide the Company with adequate cash resources to meet its obligations on a short-term basis.

                  The Company's ability to meet its liquidity needs on a
             long-term basis is dependent on its ability to generate sufficient revenues and cash to cover its current obligations and to pay down its current and long-term debt obligations. No assurance may be given that the Company will be able to maintain the revenue base or the size of profitable operations that would be necessary to achieve its liquidity needs. If the Company is not successful in its efforts, it may undertake other actions as may be appropriate to preserve asset values.

                  As disclosed previously, during fiscal year 1995, the
             Company negotiated and consummated the acquisition (the "MRI Acquisition") of certain assets of Telecommunications Industries, Inc. ("TII") which included substantially all of the assets of TII's sole operating division, Micro Research Industries ("MRI"). MRI's business consisted of providing sales, leasing and maintenance support of integrated information systems, computer hardware and software primarily to the U.S. House of Representatives. On March 25, 1996, the Company exercised its right to require TII to take back the TII assets acquired by the Company and the TII liabilities assumed by the Company, and TII agreed to retain all liabilities and obligations of every kind and nature, contingent, matured or otherwise, of the MRI business. TII and Infotech (also the majority stockholder of TII, approximately 82%) have agreed with the Company that, in the event the Company incurs any damage, loss, judgment, fine, penalty, assessment, settlement, cost or expense resulting in a liability to the Company, in whole or in any part arising out of or relating to the MRI business, the Company may either seek indemnification for such liability from TII or may reduce the principal amount of its $889,435 indebtedness to Infotech (the "Amended Infotech Note") by the amount of such liability.

                  In connection with the MRI Acquisition, the Company
             entered into a Contracts Financing Agreement with Princeton Capital Finance Company, L.L.C. ("PrinCap") (the "PrinCap Financing Agreement"). The PrinCap Financing Agreement provided a $1 million credit facility secured by approved inventory, unbilled accounts receivable and billed accounts receivable to support both the MRI business and the Company's other business. All borrowings under the PrinCap Financing Agreement were made for the benefit of the MRI business. On March 30, 1996, TII sold the assets related to the MRI business to an unrelated third party, net of accounts receivable and sales orders and related liabilities through that date which were retained by TII.

                  PrinCap, on April 30, 1996, claimed that TII's sale of
             the assets of MRI subsequent to exercise of the Put Right constituted an event of default under the terms of the PrinCap Financing Agreement. On July 24, 1996, the Company and PrinCap agreed to consolidate all indebtedness of the Company under the PrinCap Financing Agreement ($244,449 at July 24, 1996) into a single Note collateralized by MRI receivables from the U.S. House of Representatives retained by TII. The Note was due October 22, 1996, demand has been made, and the Note is in default. The Company is currently in discussions regarding payment of the Note. Management of the Company believes the Company's indemnification under the terms of the Amended Infotech Note will apply to any amounts due PrinCap (or separately to the Company) not ultimately recovered through the MRI receivables held by TII, and that any such amounts will reduce the principal of the Amended Infotech Note.

                  The Company's management continues to monitor the
             ongoing reorganization of Infotech under Chapter 11 of the U.S. Bankruptcy Code, since events in that regard may adversely affect the Company's financial position and ability to conduct operations. In addition, the ability of TII to collect outstanding MRI receivables from the U.S. House of Representatives and repay the Company's outstanding note under the PrinCap Financing Agreement may also have a significant effect on the Company's overall liquidity and ability to conduct operations.

             Part II.  Other Information

             Item 1.   Legal Proceedings

                  None.


             Item 6.   Exhibits and Reports.

                  None.

                                      SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           COMTEX SCIENTIFIC CORPORATION
                                           (Registrant)


             Dated:  November 14, 1996     By:    /s/ C.W. Gilluly
                                                C.W. Gilluly
                                                Chairman of the Board and
                                                Chief Executive Officer

                                           By:  /s/   C.W. Gilluly
                                                C.W. Gilluly
                                                Chief Financial Officer
                                                (Principal Financial and
                                                  Accounting Officer)