Form 10-Q
period 1996-12-31
COMTEX SCIENTIFIC CORP
filed 1997-02-14
CIK 352988

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                     ---------------------
                           Form 10-Q
                     ---------------------

   /X/ Quarter report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the quarterly period ended December 31, 1996 or

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

As of February 7, 1997, 7,857,667 shares of the Common Stock of the registrant were outstanding.

              COMTEX SCIENTIFIC CORPORATION
                        TABLE OF CONTENTS



Part I Financial Information:                          Page No.

     Item 1.   Financial Statements

               Balance Sheets                             3
                December 31, 1996 and June 30, 1996

               Statements of Operations                   4
                for the Three and Six Months
                Ended December 31, 1996 and 1995

               Statements of Cash Flows                   5
                for the Six Months Ended
                December 31, 1996 and 1995

               Notes to Financial Statements              6
                Financial Statements

     Item 2.   Management's Discussion and Analysis       9
                of Financial Condition and Results
                of Operations

Part II Other Information:


     Item 1.   Legal Proceedings                         13


SIGNATURES                                               14

COMTEX SCIENTIFIC CORPORATION
BALANCE SHEETS AT DECEMBER 31, 1996 AND JUNE 30, 1996
                                                               December 31,        June 30,
ASSETS                                                             1996             1996
                                                               (Unaudited)
                                                               ------------     ------------
  CURRENT ASSETS
    Cash                                                       $     30,430    $      57,644
    Accounts Receivable, Net of Allowance of $95,000
            and $108,000 at December 31, and June 30, 1996,
              respectively                                          680,953          582,318
    Advances to TII, a related party                                337,810          360,573
    Prepaid Expenses and Other Current Assets                        58,492           49,133
                                                               ------------    -------------
              TOTAL CURRENT ASSETS                                1,107,685        1,049,668

     PROPERTY AND EQUIPMENT, NET                                    212,312          267,028

     DEPOSITS AND OTHER ASSETS                                       64,938           65,315
                                                               ------------    -------------
TOTAL ASSETS                                                    $ 1,384,935      $ 1,382,011
                                                               ============    =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
  CURRENT LIABILITIES:
    Accounts Payable                                           $    474,765     $    502,962
    Accrued Expenses                                                367,001          250,190
    Amounts due to Related Parties                                  257,464          231,714
    Notes Payable                                                   321,124          406,439
                                                               ------------    -------------
           TOTAL CURRENT LIABILITIES                              1,420,354        1,391,305

    LONG-TERM LIABILITIES:
    Long-Term Notes Payable - Affiliate                             857,348        1,008,831
    Other Long-Term Notes Payable                                     7,950           74,050
                                                               ------------    -------------
           TOTAL LONG-TERM LIABILITES                               865,298        1,082,881

TOTAL LIABILITIES                                                 2,285,652        2,474,186

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
    Common Stock, $0.01 Par Value - Shares Authorized:
        18,000,000;
        Shares issued and outstanding: 7,857,667                     78,577           78,547
    Additional Paid-In Capital                                    9,980,575        9,830,010
    Accumulated Deficit                                         (10,959,869)     (11,000,732)
                                                               -------------   --------------
           TOTAL STOCKHOLDERS' DEFICIT                             (900,717)      (1,092,175)
                                                               -------------   --------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                    $  1,384,935      $ 1,382,011
                                                              =============   ==============

The accompanying "Notes to Financial Statements" are an integral part of these financial statements.

COMTEX SCIENTIFIC CORPORATION
STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
(UNAUDITED)

                                                        Three months ended         Six months ended
                                                           December 31,              December 31,
                                                       ------------------------  -----------------------
                                                          1996         1995         1996         1995
                                                       -----------   ----------  -----------   ---------
REVENUES
    Information Services Revenues                       $ 944,542    $ 761,119   $1,854,548   $1,516,306
    Data Communications Revenues                          137,728       74,298      268,010      152,382
                                                       -----------   ----------  -----------  ----------
       Total Revenues                                   $1,082,270   $  835,417  $2,122,558   $1,668,688
                                                       -----------   ----------  -----------  ----------
COSTS AND EXPENSES
     Costs of Information Services                         447,614      403,324     839,268      806,008
     Costs of Data Communications                          106,238      199,039     275,749      367,880
     Product Development                                    70,863       67,234     125,272      133,682
     Sales and Marketing                                   128,948       88,029     239,037      180,242
     General and Administrative                            250,379      224,148     465,882      436,774
     Depreciation and Amortization                          37,769       34,171      74,761       71,723
                                                       -----------   ----------  ----------   ----------
          Total Costs and Expenses                       1,041,811    1,015,945   2,019,969    1,996,309
                                                       -----------   ----------  ----------   ----------
INCOME (LOSS) FROM OPERATIONS                               40,459     (180,528)    102,589     (327,621)

INTEREST AND OTHER EXPENSE, NET                            (28,530)     (25,987)    (61,381)     (53,302)
                                                       -----------   ----------- ----------   -----------
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES           11,929     (206,515)     41,208     (380,923)

INCOME TAXES                                                     0            0         346          489
                                                       -----------   ----------  ----------   ----------

NET INCOME (LOSS)                                          $11,929    $(206,515)    $40,862   $ (381,412)
                                                       ===========   =========== ==========   ===========


NET INCOME (LOSS) PER COMMON SHARE                       $    0.00    $   (0.03)  $    0.01    $   (0.05)
                                                       ===========   =========== ==========   ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING                                          7,857,667     7,854,667  7,857,667    7,854,667
                                                        ==========   =========== ==========   ===========

The accompanying "Notes to Financial Statements" are an integral part of these financial statements.

COMTEX SCIENTIFIC CORPORATION
STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995 (UNAUDITED)
                                                            Six Months Ended
                                                               December 31,
                                                            1996           1995
                                                         ----------     ----------
Cash Flows from Operating Activities:
  Net Income (Loss)                                        $ 40,862    $ (381,412)
  Adjustments to reconcile net income (loss) to
        net cash provided by (used in )
        operating activities:
   Depreciation and Amortization Expense                     74,761        71,723
   Bad Debt Expense                                          27,083        26,000
   Loss on Disposal of Fixed Assets                              68         1,346
  Changes in Assets and Liabilities:
      Accounts Receivable                                  (125,718)     (120,919)
      Prepaid Expenses and Other Current Assets              (9,736)       (6,591)
      Deposits and Other Assets                                 377        10,689
      Accounts Payable                                      (28,197)      218,689
      Accrued Expenses                                       59,541       236,981
      Amounts due to Related Parties                         25,750        37,943
                                                          ---------    -----------
    Net Cash provided by Operating Activities                64,791        94,449
                                                          ---------    -----------
Cash Flows from Investing Activities:
  Purchases of Property and Equipment                       (22,107)      (59,388)
  Proceeds from Sale of Fixed Assets                          2,401         8,185
  Advances to TII                                            (4,795)   (1,096,541)
  Repayments of Advances                                      27,558    1,291,523
                                                           ---------    -----------
    Net Cash provided by Investing Activities                  3,057      143,779
                                                           ---------    -----------
Cash Flows from Financing Activities:
  Notes Payable, Net                                         (94,144)     (11,897)
  Notes Payable to Related Parties, Net                         (918)
  Proceeds from PrinCap Financing Agreement                             1,057,928
  Repayments against PrinCap Financing Agreement                       (1,246,421)
                                                            ---------   -----------
    Net Cash used in Financing Activities                    (95,062)    (200,390)
                                                            ---------   -----------
Net Increase (Decrease) in Cash and Cash Equivalents         (27,214)      37,838

Cash and Cash Equivalents Balance at Beginning of Period      57,644       15,163
                                                           ---------    -----------
Cash and Cash Equivalents Balance at End of Period          $ 30,430      $53,001
                                                           =========    ===========
Supplemental disclosure of cash flow information:
   Cash paid for interest                                   $ 31,800
   Cash paid for income taxes                               $    346     $    489

Supplemental disclosure of noncash financing activities:
   During the six months ended December 31, 1996, the Amended AMASYS Note was reduced by
   $150,565 in connection with the MRI Acquisition.  See Note 2 to the Financial Statements.

The accompanying "Notes to Financial Statements" are an integral part of these financial statements.

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

  Certain amounts for the three and six months ended December
31, 1995, have been reclassified to conform to the presentation of the three and six months ended December 31, 1996.


2.     Related Party Transactions

  Acquisition and Divesture of Micro Research Industries:
     In 1995, the Company acquired certain assets and assumed certain liabilities of Telecommunications Industries, Inc. ("TII") representing substantially all the assets of TII's sole operating division, Micro Research Industries ("MRI")(the "Acquisition"). MRI provided sales, leasing and maintenance support of computer hardware and software, primarily to the U.S. House of Representatives. At the time of the Acquisition, Infotechnology, Inc. ("Infotech") was a majority stockholder of both the Company and of TII, and C.W. Gilluly served as the Chairman and Chief Executive Officer of the Company, Infotech and TII. In connection with the Acquisition, the Company entered into a $1 million secured credit facility with Princeton Capital Finance Company, L.L.P. ("PrinCap")(the "PrinCap Financing Agreement").

  The terms of the Acquisition, through a related Put
Agreement (the "Put"), provided that the Company could, upon the failure of certain conditions, require TII to repurchase all or any portion of the assets acquired and to assume the liabilities related to MRI. The Acquisition also provided for the restructuring of the Company's previously matured $1,040,000 promissory notes to Infotech (the "Infotech Notes"), and allowed the Company to either seek indemnification from TII or reduce the amount of the Company's indebtedness under the Infotech Notes for costs or liabilities incurred by the Company in connection with the MRI business.

  On March 25, 1996, the Company exercised the Put and transferred to TII all the assets and liabilities associated with MRI. In connection therewith, the Company reduced by $31,000 the amount it owed under the Infotech Note for rent paid to TII's landlord.

  Pursuant to an order of the Bankruptcy Court in the bankruptcy proceeding for Infotech, as of June 21, 1996 AMASYS Corporation ("AMASYS") acquired the assets and assumed the liabilities of Infotech, including the Infotech Notes. C.W. Gilluly serves as the President and Chief Executive Officer of AMASYS. As of October 11, 1996, AMASYS ratified the restructuring of the Infotech Notes, which reduced the principal thereof by $150,565. The resulting $889,435 principal was rolled into a 10% Senior Subordinated and Secured Note, due July 1, 2002 (the "AMASYS Note"), the principal of which is subject to reduction or increase under certain circumstances. The AMASYS
Note is secured by a continuing interest in all receivables, products and proceeds thereof, all purchase orders and all patents then or in the future held by the Company, and is subordinated to all Senior indebtedness, including amounts due under the PrinCap Financing Agreement.

  Shortly after the Company exercised the Put, TII sold to a third-party the MRI assets that the Company had transferred to TII, which PrinCap claimed represented an event of default under the PrinCap Financing Agreement. On July 24, 1996, the Company and PrinCap consolidated the $244,449 outstanding under the PrinCap Financing Agreement into a single note, due October 22, 1996 (the "PrinCap Note"), collateralized by the MRI receivables from the House of Representatives which had been pledged to PrinCap. To date, the Company has made no payments against the PrinCap Note and such note is in default.

  On October 24, 1996, TII commenced litigation to collect the MRI receivables collateralizing the PrinCap Note. Although the Company is continuing discussions with PrinCap concerning payment of the PrinCap Note, PrinCap commenced litigation against the Company, TII, AMASYS, and C.W. Gilluly and his wife to collect $262,524 under the PrinCap Note and $52,505 of attorneys' fees.

       Services Provided by/to Hadron, Inc.: The Company contracts with Hadron, Inc. ("Hadron")(13.5% owned by AMASYS) for corporate and shareholder relations services. Charges for such services are based on time and material expended by Hadron personnel in providing such services. The Company expensed approximately $18,000 for these services during the six months ended December 31, 1996. Hadron subleases office space from the Company at the rental rate paid by the Company to its landlord and also shares certain office related expenses. Total service charges to Hadron during the six months ended December 31, 1996, amounted to approximately $10,000.



3.     Notes Payable

  The note payable of $244,449 due Princeton Capital Finance
Company, L.L.P. is currently in default. The Company is currently in discussions regarding payment of the note. Interest on the note has been accrued through December 31, 1996.

  On July 1, 1996, the Company agreed with a data communications vendor to convert a net amount of accounts payable to the vendor and royalties receivable by the Company from the vendor to a note payable in the amount of $173,712. Due to sub-standard service provided by this vendor for the months of July through November, 1996, the Company negotiated a one-time credit of approximately $57,000. This credit was applied to the principal balance of the note. Therefore, at December 31, 1996, the balance on the note was $61,395. The note bears interest at 10%, with principal and interest payments due monthly through December, 1997.

  On December 31, 1993, the Company assumed certain unsecured, non-interest bearing debt obligations related to the acquisition of assets and certain liabilities of International Intelligence Report, Inc.. At December 31, 1996, $23,230 was outstanding on these obligations, with $15,280 due within one year.


4.     Income Taxes

  The Company has recorded net income for the six months ended December 31, 1996; however, no tax provision has been recorded as the Company's net operating loss (NOL) and investment tax credit
(ITC) carryforwards are sufficient to offset this income for federal and state tax purposes.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Comparison of the three months ended December 31, 1996, to the three months ended December 31, 1995

  During the three months ended December 31, 1996, the Company's total revenues were approximately $1,082,000, or approximately $247,000 (30%) greater than the total revenues for the three months ended December 31, 1995. The increase of approximately $183,000 in information services revenues reflects revenues from new customers, certain price increases and royalties derived from the sale of Comtex' news to information distributors who pay the Company a royalty based upon usage. The increase of approximately $63,000 in data communications revenues reflects the Company's billing of communications charges to its customers.

  Total costs and expenses for the three months ended December 31, 1996, were approximately $1,042,000, representing an approximately $26,000 (3%) increase in operating expenses from the three months ended December 31, 1995. This increase in operating expenses is principally due to an increase in information services costs, sales and marketing and general and administrative expenses, offset by a decrease in the costs of data communications.

  Information services costs during the quarter ended December 31, 1996, increased approximately $44,000 over these costs in the quarter ended December 31, 1995. This increase was primarily due to an increase in the fees and royalties to information providers, as new sources were added and revenues increased.

  Data communications costs decreased by approximately $93,000 (47%) during the three months ended December 31, 1996, compared to the three months ended December 31, 1995. This decrease is due to a one-time negotiated credit of approximately $57,000 from the Company's primary data communications vendor for sub-standard service during the months of July through November, 1996, and lower communications costs related to improved efficiency in FM and satellite delivery of the Company's products.

  Sales and marketing expenses increased by approximately $41,000 or approximately 46% for the three months ended December 31, 1996, compared to the three months ended December 31, 1995. This increase was due to increased compensation arising from the addition of sales support staff and more experienced sales personnel to the Company's workforce, increased travel expenses related to new business development, and additional commissions related to the increase in information services revenues during the period.

  General and administrative expenses for the three months ended December 31, 1996, were approximately $250,000 or approximately $26,000 greater than these expenses during the three months ended December 31, 1995. This increase was principally due to a management recruiting fee and executive performance-based bonuses.

  The Company earned operating income of approximately $40,000 during the quarter ended December 31, 1996, compared to an operating loss of $181,000 for the quarter ended December 31, 1995. The Company earned net income of approximately $12,000 for the three months ended December 31, 1996, compared to a net loss for the three months ended December 31, 1995, of approximately $207,000. The increase in operating and net income reflects the operating leverage as increased revenues were attained with a corresponding marginal increase in variable expenses.


Comparison of the six months ended December 31, 1996, to the six months ended December 31, 1995

  During the six months ended December 31, 1996, the Company's total revenues were approximately $2,123,000, or approximately $454,000 (27%) greater than the total revenues for the six months ended December 31, 1995. The increase of approximately $338,000 in information services revenues reflects revenues from new customers, certain price increases, and royalties derived from the sale of Comtex' news to information distributors who pay the Company a royalty based upon usage. The increase of approximately $116,000 in data communications revenues reflects the Company's successful recovery of communications costs from its customers.

  Total costs and expenses for the six months ended December
31, 1996, were approximately $2,020,000, representing an approximately $24,000 (1%) increase in operating expenses from the six months ended December 31, 1995. This increase in operating expenses is principally due to an increase in sales and marketing and general and administrative expenses, offset by a decrease in the costs of data communications.

  Data communications costs decreased by approximately $92,000 (25%) during the six months ended December 31, 1996, compared to the six months ended December 31, 1995. This decrease is due to duplicate telecommunications operations during an upgrade in the Company's processing capability that was completed in fiscal year 1996, improved efficiency in FM and satellite delivery, and a one-time negotiated credit of approximately $57,000 from the

Company's primary data communications vendor for sub-standard service during the months July through November, 1996.

  Sales and marketing expenses increased by approximately
$59,000 or approximately 33% in the six months ended December 31, 1996, over the six months ended December 31, 1995. This increase was due to increased compensation arising from the addition of sales support staff and more experienced sales personnel to the Company's workforce, increased travel expenses related to business development, and additional commissions related to the increase in information services revenues during these six months.

  General and administrative expenses for the six months ended December 31, 1996, were approximately $29,000 (7%) higher than these expenses for the six months ended December 31, 1995. This increase is due to increases in shareholder services, rent and utility expenses related to the Company's new lease, a management recruiting fee, and executive performance-based bonuses. These increases were partially offset by decreased legal fees.

  The Company earned operating income of approximately
$103,000 during the six months ended December 31, 1996, compared to an operating loss of almost $328,000 for the six months ended December 31, 1995. The Company earned net income of approximately $41,000 for the six months ended December 31, 1996, compared to a net loss for the six months ended December 31, 1995, of approximately $381,000. The increase in operating income reflects the operating leverage as revenues increased with a minimal increase in variable expenses. The increase in net income was partially offset by increased interest expense related to notes payable.



FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

  For the six months ended December 31,1996, the Company's operations produced operating income of approximately $103,000 and net income of approximately $41,000. At December 31, 1996, the Company had negative working capital of approximately $313,000 as compared with negative working capital of approximately $342,000 at June 30, 1996. This increase in working capital is a result of operating income. The Company also had a net stockholders' deficit of approximately $901,000 at December 31, 1996, as compared to a net stockholders' deficit at June 30,1996, of approximately $1,092,000. The decrease in stockholders' deficit was due to the retention of net income and a decrease in notes payable to the Company's majority stockholder as discussed below.

As of October 11, 1996, AMASYS, the Company's majority stockholder (approximately 60%) ratified the reduction of $150,565 of the principal of the Company's restructured
$1,040,000 promissory notes due AMASYS. The remaining $889,435 principal was rolled into a 10% Senior Subordinated and Secured
Note due July 1, 2002 (the "Amended AMASYS Note").

For the six months ended December 31, 1996, the Company's operating activities generated approximately $65,000 in cash.
The Company had cash and cash equivalents of approximately $30,000 at December 31, 1996, compared to approximately $58,000 at June 30, 1996. Currently, the Company's operations generate cash flow sufficient to cover its monthly expenses and management believes that cash from operations will provide the Company with adequate cash resources to meet its obligations on a short-term basis.

  The Company's ability to meet its liquidity needs on a long-term basis is dependent on its ability to generate sufficient revenues and cash to cover its current obligations and to pay down its current and long-term debt obligations. Although the Company's revenues for the quarter ended December 31, 1996, were approximately $42,000 higher than the revenues for the quarter ended September 30, 1996, one of the Company's contracts, representing approximately 4% of total revenues, expired December 31, 1996, and was not renewed due to the client's departure from this business model. The Company's management is hopeful that new customer revenues and increases in existing customer revenues will be adequate to make up for any customer losses. However, no assurance may be given that the Company will be able to maintain the revenue base or the size of profitable operations that would be necessary to achieve its liquidity needs. If the Company is not successful in its efforts, it may undertake other actions as may be appropriate to preserve asset values.

  On July 24, 1996, the Company and PrinCap agreed to consolidate all indebtedness of the Company under the PrinCap Financing Agreement into a single Note collateralized by MRI receivables from the U.S. House of Representatives retained by TII. The Note, due October 22, 1996, is in default. On October 24, 1996, TII commenced litigation against the U.S. House of Representatives to collect the accounts receivable that had been pledged to PrinCap. Although the Company has had, and continues to have discussions with PrinCap regarding payment of the note, on December 11, 1996, PrinCap commenced litigation against the Company, TII, AMASYS, and Dr. and Mrs. Gilluly to collect funds due to PrinCap plus attorney's fees. Under the lawsuit, PrinCap alleges that it is owed $262,524 plus attorney's fees of $52,505. Management of the Company believes the Company's indemnification under the terms of the Amended AMASYS Note will apply to any amounts due PrinCap (or separately to the Company) not ultimately recovered through the MRI receivables held by TII, and that any such amounts will reduce the principal of the Amended AMASYS Note.
     The ability of TII to collect outstanding MRI receivables from the U.S. House of Representatives and repay the Company's outstanding note under the PrinCap Financing Agreement may have a significant effect on the Company's overall liquidity and ability to conduct operations.

Part II.  Other Information

Item 1.   Legal Proceedings

     The information provided in Note 2 of the Notes to the Financial Statements is incorporated herein by reference.


Item 6.   Exhibits and Reports.


(a)  Exhibits

Exhibit No.

10.1      Employment Agreement with Donald E. Ziegler dated
          December 30, 1996.

27        Financial Data Schedule


(b)  Reports on Form 8-K

None.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                              COMTEX SCIENTIFIC CORPORATION
                                        (Registrant)


Dated:  February 14, 1997     By:  /S/   C.W. GILLULY
                                   C.W. Gilluly
                                   Chairman of the Board and
                                   Chief Executive Officer

                              By:  /S/   DONALD E.ZIEGLER

                                   Donald E. Ziegler
                                   Chief Financial Officer
                                   (Principal Financial and
                                     Accounting Officer)