Form 10-Q
period 1997-03-31
COMTEX SCIENTIFIC CORP
filed 1997-05-15
CIK 352988

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                     ---------------------
                           Form 10-Q
                     ---------------------

          /X/ Quarter report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1997 or

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

As of May 7, 1997, 7,854,667 shares of the Common Stock of the registrant were outstanding.

                COMTEX SCIENTIFIC CORPORATION
                       TABLE OF CONTENTS



Part I Financial Information:                          Page No.

     Item 1.   Financial Statements (Unaudited)

               Balance Sheets                             3
                March 31, 1997 and June 30, 1996

               Statements of Operations                   4
                for the Three and Nine Months
                Ended March 31, 1997 and 1996

               Statements of Cash Flows                   5
                for the Nine Months Ended
                March 31, 1997 and 1996

               Notes to Financial Statements              6


     Item 2.   Management's Discussion and Analysis      10
                of Financial Condition and Results
                of Operations

Part II Other Information:


     Item 1.   Legal Proceedings                         15

     Item 6.   Exhibits and Reports on Form 8-K          15

SIGNATURES                                               16

                             COMTEX SCIENTIFIC CORPORATION
                   BALANCE SHEETS AT MARCH 31, 1997 AND JUNE 30, 1996
                                                                          March 31,     June 30,
ASSETS                                                                      1997          1996
                                                                         ----------    ---------
                                                                         (Unaudited)
   CURRENT ASSETS
    Cash                                                                 $  118,674   $    57,644
    Accounts Receivable, Net of Allowance of $90,000
      and $108,000 at March 31, 1997 and June 30, 1996, respectively        660,352       582,318
    Advances to TII, a related party                                        349,967       360,573
    Prepaid Expenses and Other Current Assets                                67,771        49,133
                                                                         ----------   -----------
              TOTAL CURRENT ASSETS                                        1,196,764     1,049,668

     PROPERTY AND EQUIPMENT, NET                                            207,090       267,028

     DEPOSITS AND OTHER ASSETS                                               64,750        65,315
                                                                         ----------   -----------
TOTAL ASSETS                                                             $1,468,604   $ 1,382,011

LIABILITIES AND STOCKHOLDERS' DEFICIT

    CURRENT LIABILITIES:
    Accounts Payable                                                     $  489,374   $   502,962
    Accrued Expenses                                                        414,018       251,627
    Amounts due to Related Parties                                          268,376       231,714
    Notes Payable                                                           328,445       405,002
                                                                         ----------   -----------
           TOTAL CURRENT LIABILITIES                                      1,500,213     1,391,305

    LONG-TERM LIABILITIES:
    Long-Term Notes Payable - Affiliate                                     857,002     1,008,831
    Other Long-Term Notes Payable                                             6,525        74,050
                                                                         ----------   -----------
           TOTAL LONG-TERM LIABILITES                                       863,527     1,082,881

TOTAL LIABILITIES                                                         2,363,740     2,474,186

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

    Common Stock, $0.01 Par Value - Shares Authorized: 18,000,000;
        Shares issued and outstanding: 7,854,667                             78,547        78,547
    Additional Paid-In Capital                                            9,980,575     9,830,010
    Accumulated Deficit                                                 (10,954,258)  (11,000,732)
                                                                        -----------   -----------
           TOTAL STOCKHOLDERS' DEFICIT                                     (895,136)   (1,092,175)
                                                                        -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                             $ 1,468,604   $ 1,382,011
                                                                        ===========   ===========

                       The accompanying "Notes to Financial Statements" are an integral part of these financial statements

                             COMTEX SCIENTIFIC CORPORATION
STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)


                                                         Three months ended         Nine months ended
                                                              March 31,                 March 31,
                                                        --------------------     ----------------------
                                                          1997        1996           1997        1996


REVENUES
     Information Services Revenues                    $  970,551   $ 794,877    $ 2,825,099  $ 2,311,183
     Data Communications Revenues                        129,636      89,650        397,646      242,032
                                                      ----------   ---------    -----------   ----------
          Total Revenues                               1,100,187     884,527       3,22,745    2,553,215
                                                      ==========   =========    ===========   ==========
COSTS AND EXPENSES
     Costs of Information Services                       489,196     426,412      1,328,464    1,232,420
     Costs of Data Communications                        118,127     174,796        393,876      542,676
     Product Development                                  65,761      48,407        191,032      182,089
     Sales and Marketing                                 138,781      69,360        377,818      249,602
     General and Administrative                          241,201     201,929        707,082      638,703
     Depreciation and Amortization                        14,991      34,763         89,752      106,486
                                                      ----------   ---------    -----------   ----------
          Total Costs and Expenses                     1,068,057     955,667      3,088,024    2,951,976
                                                      ----------   ---------    -----------   ----------
INCOME (LOSS) FROM OPERATIONS                             32,130     (71,140)       134,721     (398,761)

INTEREST AND OTHER EXPENSE, NET                          (26,520)    (26,000)       (87,901)     (79,302)

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES          5,610     (97,140)        46,820     (478,063)

INCOME TAXES                                                 -           -              346          489
                                                      ----------   ---------    -----------   ----------

NET INCOME (LOSS)                                     $    5,610   $ (97,140)   $    46,474   $ (478,552)
                                                      ==========   =========    ===========   ==========

NET INCOME (LOSS) PER COMMON SHARE                    $     0.00   $   (0.01)   $      0.01   $    (0.06)
                                                      ==========   =========    ===========   ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING   7,854,667   7,854,667      7,854,667    7,854,667
                                                      ==========   =========    ===========   ==========


                          The accompanying "Notes to Financial Statements"
                         are an integral part of these financial statements

                             COMTEX SCIENTIFIC CORPORATION
         STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED MARCH 31, 1997 AND 1996
                                      (UNAUDITED)

                                                              Nine Months Ended
                                                                  March 31,
                                                         --------------------------
                                                            1997         1996
                                                         -----------   ------------

Cash Flows from Operating Activities:
  Net Income (Loss)                                       $   46,474    $ (478,553)
  Adjustments to reconcile net income (loss) to net cash
             provided by operating activities:
   Depreciation and Amortization Expense                      89,752       106,486
   Bad Debt Expense                                           25,091        35,000
   Loss on Disposal of Fixed Assets                               68         1,346
  Changes in Assets and Liabilities:
      Accounts Receivable                                   (103,125)     (218,413)
      Prepaid Expenses and Other Current Assets               18,638)      (11,792)
      Deposits and Other Assets                                             10,689
      Accounts Payable                                        13,588)      389,546
      Accrued Expenses                                       162,392       107,680
      Amounts due to Related Parties                          36,662        87,637
                                                           ----------   -----------
    Net Cash provided by Operating Activities                225,088        29,627

Cash Flows from Investing Activities:
  Purchases of Property and Equipment                        (31,688)      (80,070)
  Proceeds from Sale of Fixed Assets                           2,371         8,185
  Advances to TII                                            (12,395)   (1,632,223)
  Repayments of Advances                                      37,738     1,844,355
                                                           ----------   -----------

    Net Cash provided by (used in) Investing Activities       (3,974)      140,247

Cash Flows from Financing Activities:
  Notes Payable, Net                                        (158,819)      (17,965)
  Notes Payable to Related Parties, Net                       (1,265)      (31,082)
  Proceeds from PrinCap Financing Agreement                      -       1,606,410
  Repayments against PrinCap Financing Agreement                 -      (1,697,461)
                                                            ---------   -----------
    Net Cash used in Financing Activities                   (160,084)     (140,098)

Net Increase in Cash and Cash Equivalents                     61,030        29,776

Cash and Cash Equivalents Balance at Beginning of Period      57,644        15,163
                                                            ---------   -----------
Cash and Cash Equivalents Balance at End of Period        $  118,674    $   44,939
                                                          ===========   ===========

Supplemental disclosure of cash flow information:
   Cash paid for interest                                 $   21,988    $     -
   Cash paid for income taxes                             $      346    $      489


Supplemental disclosure of noncash financing activities:
   During the nine months ended March 31, 1997, the Amended Amasys Note was reduced by $150,565 in connection with the MRI Acquisition.
   See Note 2 to the Financial Statements.


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

     Certain amounts for the three and nine months ended March
31, 1996, have been reclassified to conform to the presentation of the three and nine months ended March 31, 1997.


2.   Related Party Transactions

     Acquisition and Divestiture of Micro Research Industries:
  In 1995, the Company acquired certain assets and assumed certain liabilities of Telecommunications Industries, Inc. ("TII") representing substantially all the assets of TII's sole operating division, Micro Research Industries ("MRI")(the "Acquisition"). MRI provided sales, leasing and maintenance support of computer hardware and software, primarily to the U.S. House of Representatives. At the time of the Acquisition, Infotechnology, Inc. ("Infotech") was a majority stockholder of both the Company and of TII, and C.W. Gilluly served as the Chairman and Chief Executive Officer of the Company, Infotech and TII. In connection with the Acquisition, the Company entered into a $1 million secured credit facility with Princeton Capital Finance Company, L.L.P. ("PrinCap")(the "PrinCap Financing Agreement").

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

     Pursuant to an order of the Bankruptcy Court in the bankruptcy proceeding for Infotech, as of June 21, 1996, AMASYS Corporation ("AMASYS") acquired the assets and assumed the liabilities of Infotech, including the Infotech Notes. C.W. Gilluly serves as the President and Chief Executive Officer of AMASYS. As of October 11, 1996, AMASYS ratified the restructuring of the Infotech Notes, which reduced the principal thereof by $150,565. The resulting $889,435 principal was rolled into a 10% Senior Subordinated and Secured Note, due July 1, 2002 (the "AMASYS Note"), the principal of which is subject to reduction or increase under certain circumstances. The AMASYS
Note is secured by a continuing interest in all receivables, products and proceeds thereof, all purchase orders and all patents then or in the future held by the Company, and is subordinated to all Senior indebtedness, including amounts due under the PrinCap Financing Agreement.

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

     On October 24, 1996, TII commenced litigation to collect the MRI receivables collateralizing the PrinCap Note. In February 1997, the Company agreed to a judgment of $271,000 to settle all claims made by PrinCap. The judgment called for full payment by April 21, 1997. To date, the Company has made no payments against the PrinCap Note and such note is in default. The Company and PrinCap are in discussions regarding payment of the Note.

     Services Provided by/to Hadron, Inc.: The Company contracts with Hadron, Inc. ("Hadron")(13.5% owned by AMASYS) for corporate and shareholder relations services. Charges for such services are based on time and material expended by Hadron personnel in providing such services. The Company expensed approximately $26,000 for these services during the nine months ended March 31, 1997. Hadron subleases office space from the Company at the rental rate paid by the Company to its landlord and also shares certain office-related expenses. Total service charges to Hadron during the nine months ended March 31, 1997, amounted to approximately $16,000.

3.   Notes Payable

     The note payable of $271,000 due Princeton Capital Finance
Company, L.L.P. is in default. The Company is currently in discussions regarding payment of the Note.

     On July 1, 1996, the Company agreed with a data communications vendor to convert a net amount of accounts payable to the vendor and royalties receivable by the Company from the vendor to a note payable in the amount of $173,712. Due to sub-standard service provided by this vendor for the months of July through November, 1996, the Company negotiated a one-time credit of approximately $57,000. This credit was applied to the principal balance of the note. At March 31, 1997, the balance on the note was $46,615. The note bears interest at 10%, with principal and interest payments due monthly through December, 1997.

     On December 31, 1993, the Company assumed certain unsecured, non-interest bearing debt obligations related to the acquisition of assets and certain liabilities of International Intelligence Report, Inc. At March 31, 1997, $17,355 was outstanding on these obligations, with $10,830 due within one year.


4.   Income Taxes

     The Company has recorded net income for the nine months ended March 31, 1997; however, no tax provision has been recorded as the Company's net operating loss (NOL) and investment tax credit (ITC) carryforwards are sufficient to offset this income for federal and state tax purposes.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 1997, to the three months ended March 31, 1996

     During the three months ended March 31, 1997, the Company's total revenues were approximately $1,100,000, or approximately $216,000 (24%) greater than the total revenues for the three months ended March 31, 1996. The increase of approximately $176,000 in information services revenues reflects revenues from new customers, certain price increases and royalties derived from the sale of Comtex' news to information distributors who pay the Company a royalty based upon usage. The increase of approximately $40,000 in data communications revenues reflects the Company's increase in billings to fully recover the communications costs of delivering products to its customers.

     Total costs and expenses for the three months ended March 31, 1997, were approximately $1,068,000, representing an approximately $112,000 (12%) increase in operating expenses from the three months ended March 31, 1996. This increase in operating expenses is principally due to increases in information services costs, product development, sales and marketing and general and administrative expenses, offset by a decrease in the costs of data communications.

     Information services costs during the quarter ended March 31, 1997, increased approximately $63,000 (15%) over these costs in the quarter ended March 31, 1996. This increase was due to increased personnel and an increase in the fees and royalties to information providers, as new sources were added and revenues increased.

     Data communications costs decreased by approximately $57,000 (32%) during the three months ended March 31, 1997, compared to the three months ended March 31, 1996. This decrease is due to a one-time negotiated credit of approximately $11,000 from the Company's primary data communications vendor for sub-standard service during the months of December 1996, through February, 1997, and lower communications costs related to improved efficiency in FM and satellite delivery of the Company's products.

     Product development expenses were approximately $17,000 (36%) higher during the three months ended March 31, 1997, than during the three months ended March 31, 1996. These increased expenses were due to increased personnel to accommodate expansion of the Company's product offerings.

     Sales and marketing expenses increased by approximately $69,000 or approximately 100% for the three months ended March 31, 1997, compared to the three months ended March 31, 1996. This increase was due to increased compensation arising from the addition of more experienced sales personnel to the Company's workforce, increased travel expenses related to new business development, and additional commissions and bonuses related to the increase in information services revenues during the period.

     General and administrative expenses for the three months ended March 31, 1997, totaled approximately $241,000 or approximately $39,000 (19%) greater than these expenses during the three months ended March 31, 1996. This increase was principally due to increased shareholder services costs and expenses related to an office space expansion, offset by reduced bad debts expense. In addition, during the current period, the Chairman and CEO received $12,500 in salary, whereas no compensation was paid in the three months ended March 31, 1996.

     The Company earned operating income of approximately $32,000 during the quarter ended March 31, 1997, compared to an operating loss of $71,000 for the quarter ended March 31, 1996. The Company earned net income of approximately $6,000 for the three months ended March 31, 1997, compared to a net loss for the three months ended March 31, 1996, of approximately $97,000. The increase in operating and net income reflects the operating leverage as increased revenues were attained with a corresponding lesser increase in variable expenses.


Comparison of the nine months ended March 31, 1997, to the nine months ended March 31, 1996

     During the nine months ended March 31, 1997, the Company's total revenues were approximately $3,223,000, or approximately $670,000 (26%) greater than the total revenues for the nine months ended March 31, 1996. The increase of approximately $514,000 in information services revenues reflects revenues from new customers, certain price increases, and royalties derived from the sale of Comtex' news to information distributors who pay the Company a royalty based upon usage. The increase of approximately $156,000 in data communications revenues reflects the Company's increase in billings to fully recover communications costs from its customers.

     Total costs and expenses for the nine months ended March 31, 1997, were approximately $3,088,000, representing an approximately $136,000 (5%) increase in operating expenses from the nine months ended March 31, 1996. This increase in operating expenses is due to increases in information services expenses, product development, sales and marketing and general and administrative expenses, partially offset by a decrease in the costs of data communications and depreciation expense.

     The cost of information services increased by $96,000 (8%) during the nine months ended March 31, 1997, compared to the nine months ended March 31, 1996. This increase is due to additional personnel in order to support increased products and customers and an increase in expenses to information providers related to enhancing product breadth and higher royalties based on revenue growth.

     Data communications costs decreased by approximately $149,000 (27%) during the nine months ended March 31, 1997, compared to the nine months ended March 31, 1996. This decrease is due to duplicate telecommunications operations during an upgrade in the Company's processing capability incurred in fiscal year 1996, improved efficiency in FM and satellite delivery, and total one-time negotiated credits of approximately $68,000 from the Company's primary data communications vendor for sub-standard service during the months July, 1996 through February, 1997.

     Sales and marketing expenses increased by approximately $128,000 or approximately 51% in the nine months ended March 31, 1997, over the nine months ended March 31, 1996. This is due to increased compensation arising from the addition of more experienced sales personnel to the Company's workforce, increased travel expenses related to business development, and additional commissions related to the increase in information services revenues during these nine months.

     General and administrative expenses for the nine months ended March 31, 1997, were approximately $68,000 (11%) higher than these expenses for the nine months ended March 31, 1996.
The additional expenses are due to increases in executive management, shareholder services, rent expenses related to the Company's expanded office space and a management recruiting fee. These increases were partially offset by decreased legal fees and a reduction in bad debts expense.

     The Company earned operating income of approximately
$135,000 during the nine months ended March 31, 1997, compared to an operating loss of almost $399,000 for the nine months ended March 31, 1996. The Company earned net income of approximately $46,000 for the nine months ended March 31, 1997, compared to a net loss for the nine months ended March 31, 1996, of approximately $479,000. The increase in operating income reflects the operating leverage as revenues increased with a marginal increase in variable expenses. The increase in net income was partially offset by increased interest expense related to notes payable.

     FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     For the nine months ended March 31, 1997, the Company's operations produced operating income of approximately $135,000 and net income of approximately $46,000. At March 31, 1997, the Company had negative working capital of approximately $303,000 as compared with negative working capital of approximately $342,000 at June 30, 1996. This increase in working capital is a result of operating income. The Company also had a net stockholders' deficit of approximately $895,000 at March 31, 1997, as compared to a net stockholders' deficit at June 30,1996, of approximately $1,092,000. The decrease in stockholders' deficit was due to the retention of net income and a decrease in notes payable to the Company's majority stockholder as discussed below.

As of October 11, 1996, AMASYS, the Company's majority stockholder (approximately 60%), ratified the reduction of $150,565 of the principal of the Company's restructured
$1,040,000 promissory notes due AMASYS. The remaining $889,435 principal was rolled into a 10% Senior Subordinated and Secured
Note due July 1, 2002 (the "Amended AMASYS Note").

For the nine months ended March 31, 1997, the Company's operating activities generated approximately $225,000 in cash. The Company had cash and cash equivalents of approximately $119,000 at March 31, 1997, compared to approximately $58,000 at June 30, 1996. To date, the Company's operations have generated cash flow sufficient to cover its monthly expenses. However, no assurance may be given that the Company will be able to expand the revenue base or the size of profitable operations that would be necessary to achieve its liquidity needs in the future. If the Company is not successful in its efforts, it may undertake other actions as may be appropriate to preserve asset values.

     On July 24, 1996, the Company and PrinCap agreed to consolidate all indebtedness of the Company under the PrinCap Financing Agreement into a single Note collateralized by MRI receivables from the U.S. House of Representatives retained by TII. The Note, due October 22, 1996, is in default. On October 24, 1996, TII commenced litigation against the U.S. House of Representatives to collect the accounts receivable that had been pledged to PrinCap. In February, 1997, the Company agreed to a judgment of $271,000 to settle all claims made by PrinCap. The judgment called for full payment by April 21, 1997. The Company and PrinCap are in discussions regarding payment of the Note. Management of the Company believes the Company's indemnification under the terms of the Amended AMASYS Note would apply to any amounts due PrinCap (or separately to the Company) should such amounts ultimately not be recovered through the MRI receivables held by TII, and that any such amounts would reduce the principal of the Amended AMASYS Note.

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


Item 6.   Exhibits and Reports on Form 8-K.


         (a)  Exhibits

              10.01 Release and Settlement Agreement among Princeton Capital Finance Company, L.L.C., and Comtex Scientific Corporation, et. al., dated February 21, 1997.

              27        Financial Data Schedule


         (b)  Reports on Form 8-K

None.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                              COMTEX SCIENTIFIC CORPORATION
                                        (Registrant)


Dated:  May 15, 1997          By:  /S/   C.W. GILLULY
                                   C.W. Gilluly
                                   Chairman of the Board and
                                   Chief Executive Officer

                              By:  /S/   DONALD E. ZIEGLER

                                   Donald E. Ziegler
                                   Chief Financial Officer
                                   (Principal Financial and
                                     Accounting Officer)