Form 10-K405
period 1997-06-30
COMTEX SCIENTIFIC CORP
filed 1997-09-29
CIK 352988

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.

                           FORM 10-K

(Mark One)

X Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the fiscal year ended June 30, 1997; or

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
            (Address of principal executive office)

Registrant's telephone number, including area code: (703) 820-2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

As of September 19, 1997, the aggregate market value of the common stock held by non-affiliates of the Registrant (based upon the average bid and asked prices of the common stock as reported by the National Association of Securities Dealers Inc. through its Electronic OTC Bulletin Board) was approximately $790,182.

As of September 19, 1997, 7,854,667 shares of the Common Stock of the Registrant were outstanding.

                             PART I


Item 1.   Business

Business Information Services

     Comtex Scientific Corporation (the "Company" or "Comtex"), a New York corporation, is an integrator and value-added distributor of real-time news sources. Comtex aggregates and converts multiple real-time news sources into editorially enhanced real-time news products for resellers in a variety of markets, including financial, online and corporate services. Real-time denotes the electronic transmission of breaking news stories while events are happening and before the story's appearance in print and television media. The Company's news sources provide the content for the Company's products and contain late-breaking U.S. and international news and events, worldwide economic news and indices, news and information on over 15,000 public and private companies, Securities and Exchange Commission ("SEC") filings within 24 hours of release, and up-to-the-minute sports and entertainment news from around the world.

     The Company gathers its news and information from a broad range of established electronic newswire sources including, but not limited to, Business Wire, Futures World News, Knight-Ridder/Tribune, Newsbytes News Network, PR Newswire, The Sports Network and United Press International. The Company also has agreements with a large collection of international-based news agency services including, but not limited to, Africa News Service, AsiaInfo, Agence France Presse, Compass Media, Inter Press Service, ITAR/TASS News Agency, South American Business Information and Xinhua News Agency.

     The Company has developed a proprietary automated editorial method for processing and converting the real-time news feeds into the Comtex value-added format. The conversion process relies heavily on computer technology and data management software. As electronic news feeds and other submissions of news and information are received, the Company's computers convert each story into a common data format, apply standardized document coding, and assign relevant keywords, including ticker symbols of public companies mentioned in the story. After the processing has been completed, the Company's data management software sorts each news story into topic defined product categories. The Company's editorial and product development staff monitor and edit the electronic processing and categorization of incoming news items to ensure the Company's products meet various market needs and product specifications. The entire automated editorial process generally takes three to five minutes from receipt of primary news feeds, conversion to Comtex' value-added format, to transmission to customers.

     The Company's volume and variety of independent news sources, automated editorial process and proprietary conversion process are believed by management to be an advantage over other providers of real-time news services. The automated editorial process and conversion increase the Company's efficiencies of operation, relevancy of stories routed to pre-defined product categories and ability to create customized information products for customers. This, in turn, reduces costs and simplifies the customer's development of information products and document retrieval applications.

     The Company delivers its information products in a variety of ways to suit customer requirements. These delivery methods include:

    ) broadcast news feed via leased lines, FM transmission or satellite downlink
    ) internet delivery of news products

Customers are provided with implementation specifications and guidance from the Company's technical services department for integrating the Company's editorially enhanced news feeds into their products.

     The Company believes that its aggregation of multiple sources and variety of product delivery methods, in combination with its automated editorial process and single delivery format, substantially reduce a customer's cost of acquiring and installing electronic information feeds from multiple sources, and increase the customer's ability to quickly create products from the categorized information feeds. The Company therefore takes advantage of a broad range of market opportunities emerging within the rapidly changing information industry to meet the needs of information distributors in a variety of markets.

Current Customers

     The Company's customers consist of electronic news and information distributors who resell the Company's products to their customers, end-user markets and corporations who in turn use the Company's products for market research and business intelligence. Electronic news and information distributors include business and consumer online services, world wide web sites, financial stock quote vendors, electronic clipping software and service providers and wireless information services.

     Current distributor customers include, but are not limited to, ADP, AirMedia, Inc., AT&T Easylink Services, Bloomberg L.P., Burrelle's, Bridge Trading Company, CNN Interactive, CompuServe, Inc., Data Broadcasting Corp., Desktop Data, Inc., IBM Corp., ILX, Individual, Inc., OneSource Information Services, Inc., PC Quote, Telerate, Inc., Telescan, Thomson Consumer Products Group, Time Warner's PathFinder, Track Data and WavePhore Newscast.

General

     The Company was incorporated in New York in 1980 and operated under the name Academic Micropublishing Company, Inc. until 1981. As a result of a series of transactions during the Company's fiscal year 1989, Infotechnology, Inc. ("Infotech"), a Delaware business development corporation, then principally engaged in the information and communications business, acquired majority ownership of the Company.

     Infotech filed for reorganization under Chapter 11 of the Federal Bankruptcy Code on March 5, 1991 in the United States Bankruptcy Court for the Southern District of New York ("Bankruptcy Court"). The Bankruptcy Court entered an order confirming Infotech's Plan of Reorganization and, pursuant to the final order of the Bankruptcy Court, on January 2, 1997, AMASYS Corporation ("AMASYS") acquired the assets and assumed the remaining liabilities of Infotech. Therefore, AMASYS beneficially owns approximately 60% of the issued and outstanding Common Stock of the Company.

     C.W. Gilluly, Ed.D., the Chairman of the Board of Directors of the Company, and his spouse ("the Gillulys") were granted an option to purchase 2,540,503 shares of the Company's common stock owned by AMASYS at $.10 per share (See Business - Acquisition and Divestiture of Micro Research Industries, and Note 4 of Notes to Financial Statements).


Product and Service Offerings

     The core products currently supported by the Company's technical and customer service departments include a series of topic-defined news products marketed under the brand name "CustomWiresTM". The Company also supports production of original news products under the brand name "Comtex Newsroom".

     CustomWiresTM are topic-defined newswires that contain only the topic-relevant stories from more than thirty newswire services distributed by the Company. Stories are selected by the Company's automated editorial software according to the significance of the story's content relative to specific CustomWiresTM topics. The Company offers twenty-seven topics under the CustomWiresTM brand name: Business, Community, Emerging Markets, Energy, Entertainment, Environment, Finance, Foreign Business, Government, Healthcare, High Technology, International, Investor Alert, Market Alert, Public Companies, Sports, Wall Street, World Affairs and an additional nine CustomWiresTM focusing on specific international regions.

     Comtex Newsroom produces two types of daily news products:
Top Headlines and Front Page. Top Headlines is an editorial service that generates a dynamic list of the ten most significant news stories of the day in each of eleven CustomWires . The Top Headlines categories are: Business, Community, Energy, Entertainment, Environment, Finance, Government, Healthcare, High Technology, International and Sports. Front Page is a similar editorial service that generates a list of the top ten news stories of the day and is designed to reflect the front page of a major U.S. national newspaper. The Newsroom products are offered as Headlines Only, Headlines and Summaries or Headlines and Stories, and are updated and released to customers three times a day, Monday through Friday.

     Utilizing the same automated editorial and conversion process, the Company has broadened its services to include offering outsourcing services to large-scale content distributors and information providers. The Company believes this new offering will attract even more information providers to Comtex and, at the same time, increase the reliance that distributors have on the Company.

     The Company believes the rapid growth in the use of electronic information by consumers, businesses and professional investors will continue to create a significant market for the Company's information products and services.

     The Company relies entirely on third-party information sources for the content of its product offerings. Interruption in, or the termination of, service from a significant number of the Company's information sources would affect the Company's ability to offer products or maintain product quality. Accordingly, the failure or inability to restore or replace such interrupted or terminated services could have an adverse effect on revenues (see Item 7 - Management's Discussion and Analysis of Financial Conditions and Results of Operation).


Acquisition and Divestiture of Micro Research Industries

     During fiscal year 1995 the Company acquired certain assets and assumed certain liabilities of Telecommunications Industries, Inc. ("TII") representing substantially all the assets of TII's sole operating division, Micro Research Industries ("MRI") (the "Acquisition"). MRI provided sales, leasing and maintenance support of computer hardware and software primarily to the U.S. House of Representatives. At the time of the Acquisition, Infotech was a majority stockholder of both the Company and of TII, and C.W. Gilluly served as the Chairman and Chief Executive Officer of the Company, Infotech and TII.

     The terms of the Acquisition, through a related Put Agreement (the "Put"), provided that the Company could, upon the failure of certain conditions, require TII to repurchase all or any portion of the assets acquired and to assume the liabilities related to MRI. On March 25, 1996, the Company exercised the Put and transferred to TII all the assets and liabilities associated with MRI.

     In connection with the Acquisition, the Company entered into a $1 million secured credit facility with Princeton Capital Finance Company, LLP ("PrinCap"). As partial consideration for the agreement by the Gillulys to personally guarantee the PrinCap financing and to make certain loans to TII prior to the PrinCap financing, Infotech and Pacific Telecommunications Systems, Inc. ("PTSI"), its wholly-owned subsidiary, granted an option to the Gillulys, expiring on February 20, 2002, to purchase 2,540,503 shares of common stock of the Company owned by Infotech and PTSI at an exercise price of $0.10 per share.

     The Acquisition required the Company to grant to the Gillulys an option (the "Gilluly Option") to acquire 2,540,503 shares of the Company's common stock at an exercise price of $.10 per share. The Gilluly Option expires on February 20, 2002.

     Shortly after the Company exercised the Put, TII sold to a third-party the MRI assets that the Company had transferred to TII, which sale PrinCap claimed represented an event of default under the PrinCap Financing Agreement. In July, 1996, the Company and PrinCap consolidated the $244,449 outstanding under the PrinCap Financing Agreement into a single note collateralized by MRI receivables from the U.S. House of Representatives which had been pledged to PrinCap. In October, 1996, TII commenced litigation against the U.S. House of Representatives to collect the MRI receivables collateralizing the PrinCap Note.

     In December 1996, PrinCap commenced legal action against TII, Infotech, AMASYS and the Company to collect such outstanding amounts. In February 1997, TII, Infotech, AMASYS and the Company agreed to a judgment of $271,000 to settle all claims made by PrinCap. In August, 1997, TII settled the MRI amounts due from the House of Representatives and paid the final amounts due to PrinCap, which released the Company from all obligations under the PrinCap Financing Agreement, and TII from its related indemnification of the Company.

     The Acquisition also provided for the restructuring of the Company's previously matured $1,040,000 promissory notes to Infotech (the "Infotech Notes"), and allowed the Company to either seek indemnification from TII or reduce the amount of the Company's indebtedness under the Infotech Notes for costs or liabilities incurred by the Company in connection with the MRI business.

     As provided in the Acquisition, AMASYS ratified the restructuring of the Infotech Notes, which reduced the principal thereof by $150,565. The resulting $889,435 principal was rolled into a 10% Senior Subordinated and Secured Note due July 1, 2002 (the "AMASYS Note"), subject to future reduction or increase under certain circumstances. In fiscal year 1996, the Company reduced by approximately $31,000 the amount it owed under the AMASYS Note for rent paid to TII's landlord on behalf of TII. At June 30, 1997, the AMASYS Note was further reduced by approximately $125,000 in final resolution of the amounts due from TII not recovered through collection of the MRI receivables, decreasing the Note to $732,872. The AMASYS Note is secured by a continuing interest in all receivables, products and proceeds thereof, all purchase orders and all patents then or in the future held by the Company, and is subordinated to all Senior Indebtedness.


Competition

     The Company competes with individual national and international electronic news and information wire services. Established electronic newswire services such as Associated Press, Dow Jones News/Retrieval and Reuters are viewed by certain customers as direct competitors. The Company believes that because these competitors primarily offer only their proprietary content, they cannot offer the breadth, depth and magnitude of real-time news content that is available from the Company. Additionally, the Company does not believe these entities utilize a technological approach to processing and delivering value-added information products similar to that used by the Company.

     Many of the numerous and emerging companies involved in distributing electronic information services to consumers, the corporate marketplace and Wall Street firms have become customers, not competitors, of Comtex. These companies provide a selection of electronic news and information feeds as a value-added service to their product offerings. The Company believes that these information services companies are uniquely positioned to propose total solutions to their specific markets and that the Company is well positioned to enhance their ability to do so.


Product Development

     For the years ended June 30, 1997, 1996 and 1995, the
Company's product development costs were approximately $270,000, $239,000 and $151,000 respectively.

     During fiscal year 1997, the Company directed its product development efforts toward continued streamlining of editorial production, acquiring additional news content, creating additional products and expanding product distribution capabilities.

     The Company has broadened its services to offer distributors and information providers an outsourcing service for the processing and distribution of their information. For the information distributor, the Company aggregates and pre-processes multiple sources of content into the Comtex value-added format, allowing the distributor to focus efforts on their end-user products. For the information providers, the Company converts the information provider's feed into the Comtex value-added format, allowing for easy integration by their customers, and distributes the feed to those customers. Additionally, the information provider has the potential for immediate distribution access to the customers of Comtex's more than seventy distributors.

Employees

     At September 22, 1997, the Company had 30 full-time employees. The employees are not members of a union and the Company believes employee relations are generally good.

Item 2.   Properties

     The Company owns no real estate. The Company leases office space at 4900 Seminary Road in Alexandria, Virginia. The Company currently occupies approximately 8,400 square feet at an annual rental of approximately $175,000. The lease agreement expires in August, 2002. Approximately 660 square feet is subleased to Hadron, Inc. at the same rental rate paid to the Company's landlord.


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


Item 4.   Submission of Matters to a Vote of Security Holders

     None.

                            PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters

     The Company's Common Stock, par value $.01 per share
("Common Stock"), is traded sporadically on the National
Association of Securities Dealers' ("NASD") Electronic OTC
Bulletin Board, under the symbol CMTX.

     The range of high and low bid quotations for the Common
Stock, as obtained from Bloomberg Financial Services, for each quarterly period during fiscal years 1997 and 1996 is shown below:


Fiscal Year Ended June 30, 1997              High      Low
     First Quarter
     (7/1 to 9/30/96)                        1/8       1/32

     Second Quarter
     (10/1 to 12/31/96)                      3/32      1/16

     Third Quarter
     (1/1 to 3/31/97)                        1/8       3/32

     Fourth Quarter
     (4/1 to 6/30/97)                        5/32      5/32


Fiscal Year Ended June 30, 1996              High      Low
     First Quarter       <F1>
     (7/1 to 9/30/95)

     Second Quarter      <F1>
     (10/1 to 12/31/95)

     Third Quarter       <F1>
     (1/1 to 3/31/96)

     Fourth Quarter
     (4/1 to 6/30/96)                        1/8       1/32

     <F1> The Company has no bid information regarding its Common
Stock for the first three quarters of the fiscal year ended June
30, 1996.


     The approximate number of holders of record of the Company's
Common Stock as of September 19, 1997 was 591.

     The Company has never paid a cash dividend on its Common
Stock and does not anticipate the payment of cash dividends to shareholders in the foreseeable future.


Item 6.   Selected Financial Data

     The following table sets forth selected financial data for each of the last five fiscal years of the Company.


                                      Fiscal Year Ended June 30,
(amounts in
  thousands except per share data)
                                    1997    1996    1995    1994    1993
Information Services Revenue        $4,066  $3,219  $2,769  $3,025  $2,796
Data Communications Revenues           526     330     288     290   <F1>
UPI Assigned Contracts                   -       -       -       -      49
                                    ------  ------  ------  ------  -------
Total Comtex Net Revenues           $4,592  $3,549  $3,057  $3,315  $2,845
Income (Loss) from Operation          $228   ($362)  ($166)   $489    ($48)

Net Income (Loss)                     $113   ($472)  ($260)   $387   ($142)

Net Income (Loss) Per Share          $0.01  ($0.06) ($0.03)  $0.05  ($0.02)

Balance Sheet Data at Year End:
   Total Assets                     $1,531  $1,382  $1,851  $1,191  $1,096
   Long-term Obligations <F2>         $788  $1,083  $1,075     $79    $138


<F1>  Data communications revenues were netted against data
communications expenses in fiscal year 1993.

<F2>   The Company's notes payable to Infotech were classified as long-term obligations in the fiscal year ended June 30, 1990.
The notes were classified as current obligations subsequent to fiscal year 1990 based upon the Company's inability to negotiate an extension of their maturity with Infotech. In fiscal year 1995, the Company restructured the notes into the Amended Infotech Note. (See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations").


Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operation


RESULTS OF OPERATIONS

Comparison of the Fiscal Year ended June 30, 1997 to the Fiscal
                    Year ended June 30, 1996

     During the year ended June 30, 1997, the Company's revenues were approximately $4,592,000 or approximately $1,043,000 (29%) greater than revenues for the year ended June 30, 1996. The increase of approximately $847,000 in information services revenues reflects revenues from new customers, certain price increases and royalties derived from the sale of Comtex' news to information distributors who pay the Company a royalty based upon usage. The increase of approximately $196,000 in data communications revenues reflects the Company's increase in billing rates to fully recover communications costs incurred.

     Total costs and expenses for the fiscal year ended June 30, 1997, were approximately $4,364,000, compared to approximately $3,911,000 for the fiscal year ended June 30, 1996, an increase of approximately $453,000 (12%). The increase in total costs and expenses is principally due to increased information services costs, product development, sales and general and administrative expenses, offset by a decrease in the cost of data communications and depreciation expenses.

     Costs of information services were approximately $1,846,000 for the fiscal year ended June 30, 1997, compared to approximately $1,658,000 for the fiscal year ended June 30, 1996, an increase of approximately $188,000 (11%). The increase in information services costs is due to additional personnel in support of increased products and customers, increases in fixed fees to information providers related to enhancing product breadth and higher royalties to information providers based on revenue growth. Royalties due to information providers under the Company's contracts are based on the volume of usage and are often subject to a minimum fee.

     Data communications costs decreased by approximately $120,000 (17%) from approximately $707,000 for the fiscal year ended June 30, 1996, to approximately $587,000 for the fiscal year ended June 30, 1997. This decrease is due to duplicate telecommunications operations costs during an upgrade in the Company's processing capability incurred in fiscal year 1996, improved efficiency in FM and satellite delivery and negotiated credits from the Company's primary data communications vendor.

     Product development costs were approximately $270,000 for the fiscal year ended June 30, 1997, compared to $239,000 for the fiscal year ended June 30, 1996, an increase of approximately $31,000 (13%). This increase is primarily due to increased personnel costs that have enabled the Company to continue to improve its product management capabilities and to enhance and augment the Company's CustomWiresTM products.

     Sales and marketing expenses were approximately $571,000 for the fiscal year ended June 30, 1997 compared to approximately $347,000 for the fiscal year ended June 30, 1996, an increase of approximately $224,000 (65%). This increase primarily related to increased compensation expenses arising from the addition of more experienced sales personnel to the Company's workforce, additional commissions related to the increase in information services revenues during the year and increased travel expenses associated with business development.

     General and administrative costs were approximately $985,000 for the fiscal year ended June 30, 1997 compared to approximately $819,000 for the fiscal year ended June 30, 1996, an increase of approximately $166,000 (20%). The additional expenses are due to increases in executive management, shareholder services and rent expenses related to the Company's expanded office space, partially offset by decreased legal fees.

     Depreciation and amortization expenses were approximately
$105,000 for the fiscal year ended June 30, 1997, compared to $141,000 for the fiscal year ended June 30, 1996, a decrease of approximately $36,000 (26%).

     The Company earned operating income of approximately
$228,000 during the fiscal year ended June 30, 1997, compared with an operating loss of approximately $362,000 during the fiscal year ended June 30, 1996, an increase of approximately
$590,000 (163%). The Company recorded net income of approximately
$113,000 for the fiscal year ended June 30, 1997, compared to a net loss of approximately $472,000 for the fiscal year ended June
30, 1996, an increase of approximately $585,000 (124%). The fiscal year 1997 results reflect the resolution during the fourth quarter of revenues due for additional distributor usage during the current and prior periods. The resolution increased revenues, operating income and net income by $200,000, $169,000 and $169,000, respectively. The increase in both operating income and net income also reflects the operating leverage as revenues increased with a marginal increase in variable expenses.


Comparison of the Fiscal Year ended June 30, 1996 to the Fiscal
                    Year ended June 30, 1995

     During the year ended June 30, 1996, the Company's revenues were approximately $3,549,000 or approximately $491,000 (16%) greater than revenues for the year ended June 30, 1995. The increase in information services revenues of approximately $450,000 reflects revenues from new customers, certain price increases and royalties derived from the sale of Comtex' news to information distributors who pay the Company a royalty based upon usage. The increase of approximately $42,000 in data communications revenues reflects the Company's increase in billings to recover communications costs from its customers.

     Total costs and expenses for the fiscal year ended June 30, 1996 were approximately $3,911,000, compared to approximately $3,224,000 for the fiscal year ended June 30, 1995, an increase of approximately $688,000 (21%). The increase in total costs and expenses is principally due to increased expenses for information services, data communications, product development, sales and general and administrative expenses offset by a decrease in expenses for depreciation and amortization.

     Information services expenses were approximately $1,658,000 for the fiscal year ended June 30, 1996, compared to approximately $1,313,000 for the fiscal year ended June 30, 1995, an increase of approximately $346,000 (26%). This is primarily due to increases in fixed minimum fees and royalties paid to information providers and to increased personnel costs related to the addition of personnel to manage the Company's relationships with its information providers.

     Data communications costs were approximately $707,000 for the fiscal year ended June 30, 1996 compared to approximately $520,000 for the fiscal year ended June 30, 1995. This increase of approximately $187,000 (36%) was incurred as the Company upgraded the speed and increased its usage of leased lines and sideband telecommunication capabilities. Data communications costs also increased as a result of a price increase from the Company's primary telecommunications vendor.

     Product development costs were approximately $239,000 for the fiscal year ended June 30, 1996 compared to $151,000 for the fiscal year ended June 30, 1995, an increase of approximately $88,000 (58%). This increase is primarily due to increased personnel costs that enabled the Company to increase its product management capabilities and to enhance and augment the Company's CustomWiresTM products which were first released in March 1995. Such cost increases were partially offset by reductions in the costs of promotional materials, as the Company benefited from development costs for such materials incurred in 1995, and from reduced travel costs and exhibit fees related to reduced attendance at trade shows as compared with 1995.

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

     The Company incurred an operating loss of approximately $362,000 during the fiscal year ended June 30, 1996 compared with an operating loss of approximately $166,000 for the fiscal year ended June 30, 1995, an increase of approximately $196,000 (118%). The Company recorded a net loss of approximately $471,000 for the fiscal year ended June 30, 1996 compared with a net loss of approximately $260,000 for the fiscal year ended June 30, 1995, an increase of approximately $211,000 (81%). The increase in both operating loss and net loss reflects increased expenses predominately related to information providers, telecommunications costs, product development costs and sales personnel, as discussed above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     For the fiscal year ended June 30, 1997, the Company reported operating income of approximately $228,000 and net income of approximately $113,000. At June 30, 1997, the Company had negative working capital of approximately $305,000 as compared with negative working capital of approximately $342,000 at June 30, 1996. The Company also reported a net stockholders' deficit of approximately $828,000 at June 30, 1997 compared to a net stockholders' deficit of approximately $1,092,000 at June 30, 1996. The decrease of approximately $264,000 in stockholders' deficit was due to the retention of net income and decreases in notes payable to the Company's majority stockholder as discussed below.

     In October, 1996, AMASYS, the Company's majority stockholder (approximately 60%), ratified the reduction of $150,565 of the principal of the Company's restructured $1,040,000 promissory notes due AMASYS. The remaining principal was rolled into a 10% Senior Subordinated and Secured Note due July 1, 2002 (the "Amended AMASYS Note"). The Amended AMASYS Note was further reduced in June 1997 in the amount of $125,481, in final resolution of the amounts not recovered from TII through the MRI receivables.

     In October, 1996, TII commenced litigation to collect the MRI receivables collateralizing the PrinCap Note. In December 1996, PrinCap commenced legal action against TII, Infotech, AMASYS and the Company to collect such outstanding amounts. In August, 1997, TII settled the amounts due from the House of Representatives and paid the final amounts due under the PrinCap Financing Agreement, releasing Comtex from its liability on the Note.

     The Company continues to invest significantly in upgrading the experience level of its sales and senior management staff; in expanding its contractual base with information providers so as to improve the quality and flexibility of its information products; and in expanding its contracts with information distributors; all contributing to improving the Company's ability to sell and deliver quality products and services.

     During the fiscal year ended June 30, 1997, the Company's operations generated approximately $35,000 in cash. To date, the Company's operations have generated cash flow sufficient to cover its monthly expenses. However, no assurance may be given that the Company will be able to expand its revenue base or achieve ongoing profitable operations that would be necessary to meet its liquidity needs in the future. If the Company is not successful in its efforts, it may undertake other actions as may be appropriate to preserve asset values.

     Except for the historical information contained herein, the matters discussed in this 10-K include forward-looking statements that involve a number of risks and uncertainties. There are certain important factors and risks, including business conditions and growth in the demand for real-time, aggregated custom on-line news delivery services, and growth in the economy in general; the impact of competitive products and pricing; the proliferation of large, global information networks; the evolution of the Internet; continued success in the acquisition and growth of new information re-distributor and corporate end-user client accounts; the ability to continue the Company's program of technical system upgrades; the timely creation and market acceptance of new products; the Company's ability to continue to increase the variety and quantity of sources of information available to create its products; the Company's ability to continue to recruit and retain highly skilled technical, editorial, managerial and sales/marketing personnel; the Company's ability to generate cash flow sufficient to cover its current obligations while meeting its long-term debt obligations; and the other risks detailed from time to time in the Company's SEC reports, including quarterly reports on Form 10-Q, that could cause results to differ materially from those anticipated by the statements contained herein.


Item 8.   Financial Statements and Supplementary Data

     The information required by this item is set forth under
Item 14, which is incorporated herein by reference.


Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

     Information relating to the resignation of the Company's former accountants, Coopers & Lybrand L.L.P., was previously reported in the Company's Form 8-K filed on July 24, 1996.

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

               Reports of Independent Accountants           F-1

               Balance Sheets as of June 30, 1997 and 1996  F-3

               Statements of Operations for the fiscal
                 years ended June 30, 1997, 1996, and 1995  F-4

               Statements of Stockholders' Deficit
               for the fiscal years ended June 30, 1997,
                1996 and 1995                               F-5

               Statements of Cash Flows for the fiscal
                years ended June 30, 1997, 1996 and 1995    F-6

               Notes to Financial Statements                F-7


               2.  Financial Statement Schedules

               None.


          (b)  Reports on Form 8-K

               None.


          (c)  Exhibits

               3.1 Restated Certificate of Incorporation of the Company, (incorporated by reference to the Company's Registration Statement on Form S-18 (File No. 2-72408 NY), declared effective on July 22, 1981.

               3.2  Amended and Restated By-Laws of the Company.

               3.3  Certificate of Amendment of Certificate of
                    Incorporation of the Company effective May 14, 1996. (incorporated by reference on Form 10-K dated June 30, 1996).

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

             10.10  Lease Agreement between Plaza IA Associates
                    Limited Partnership and the Company dated April 6, 1996 (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 15, 1996).

             10.11 Demand Note and Security Agreement between C.W. Gilluly and the Company dated April 10, 1997.

             10.13  Exercise of Put Agreement between
                    Telecommunications Industries, Inc. and the
                    Company, dated March 25, 1996 (incorporated by reference to Company's Form 10-K dated June 30,
                    1996).

             10.14 Employment Agreement with Charles W. Terry dated July 29, 1994 (incorporated by reference to
                    Company's Form 10-K dated June 30, 1996).

             10.15 Sub-lease Agreement between Hadron, Inc. and the Company, dated June 12, 1996 (incorporated by reference to Company's Form 10-K dated June 30,
                    1996).

             10.16 Employment Agreement with Donald E. Ziegler dated December 20, 1996 (incorporated by reference to Company's Form 10-Q dated December 31, 1996).

             10.17 Release and Settlement Agreement among Princeton Capital Finance Company, L.L. C., and Comtex Scientific Corporation, et. al., dated February 21, 1997 (incorporated by reference to Company's Form 10-K dated June 30, 1996).

             11.00  Computation of Earnings Per Share.

                27  Financial Data Schedule

                           SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there-

unto duly authorized.

Date:  September 29, 1997


COMTEX SCIENTIFIC CORPORATION


By: /s/ C.W. Gilluly              By:   /s/ Donald E. Ziegler
    C.W. Gilluly                        Donald E. Ziegler
    Chairman of the Board               Chief Financial Officer
    (Principal Executive Officer)        (Principal Financial and
                                          Accounting Officer)



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DIRECTORS:

Signature              Title                     Date



/s/ Erik Hendricks     Director              September 29, 1997
Erik Hendricks

/s/ Robert A. Nigro    Director              September 29, 1997
Robert A. Nigro

/s/ Charles W. Terry   Director and          September 29, 1997
Charles W. Terry       President

REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Comtex Scientific Corporation

We have audited the accompanying balance sheets of Comtex Scientific Corporation as of June 30, 1997 and 1996 and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Comtex Scientific Corporation at June 30, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Comtex Scientific Corporation will continue as a going concern. As more fully described in Note 3, the Company has incurred recurring operating losses and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


/s/Ernst & Young LLP

Vienna, Virginia
September 10, 1997

REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Comtex Scientific Corporation

We have audited the accompanying statements of operations, stockholders' deficit, and cash flows of Comtex Scientific
Corporation for the fiscal year ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Comtex Scientific Corporation for the fiscal year ended June 30, 1995 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note
3 to the financial statements, the Company has a net capital deficiency and has suffered recurring losses resulting in an accumulated deficit of $10,528,828 as of June 30, 1995. These facts raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/Coopers & Lybrand LLP


Washington, D.C.
September 21, 1997

COMTEX SCIENTIFIC CORPORATION
BALANCE SHEETS AT JUNE 30, 1997 AND 1996
                                                                June 30,             June 30,
ASSETS                                                           1997                1996
                                                             -------------       ------------
  CURRENT ASSETS
   Cash                                                       $     17,927       $     57,644
   Accounts Receivable, Net of Allowance of $77,139 and
    $85,284 at June 30, 1997 and 1996, respectively (Note9)        935,619            582,318
   Advances to TII, a related party (Note 4)                       266,000            360,573
   Prepaid Expenses and Other Current Assets                        47,094             49,133
                                                             -------------       ------------
             TOTAL CURRENT ASSETS                                1,266,640          1,049,668

  PROPERTY AND EQUIPMENT, NET (NOTES 2,5)                          199,982            267,028

  DEPOSITS AND OTHER ASSETS                                         64,561             65,315
                                                             -------------       -------------
TOTAL ASSETS                                                 $   1,531,183       $  1,382,011
                                                             =============       =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

  CURRENT LIABILITIES:
   Accounts Payable                                          $     529,612      $     502,962
   Accrued Expenses                                                459,034            238,451
   Amounts due to Related Parties, Net (Note 4)                    294,113            231,714
   Notes Payable  (Note 6)                                         288,792            418,178
                                                             -------------      -------------
             TOTAL CURRENT LIABILITIES                           1,571,551          1,391,305

  LONG-TERM LIABILITIES:
   Long-Term Notes Payable - Affiliate  (Note 4)                   732,872          1,008,831
   Other Long-Term Notes Payable  (Note 6)                          55,100             74,050
                                                             -------------      -------------
             TOTAL LONG-TERM LIABILITIES                           787,972          1,082,881
                                                             -------------      -------------
TOTAL LIABILITIES                                                2,359,523          2,474,186

COMMITMENTS AND CONTINGENCIES  (Note 10)


STOCKHOLDERS' DEFICIT

   Common Stock, $0.01 Par Value - Shares Authorized:
    18,000,000;Shares issued and outstanding: 7,854,667             78,547             78,547
   Additional Paid-In Capital                                    9,980,575          9,830,010
   Accumulated Deficit                                         (10,887,462)       (11,000,732)
                                                             --------------      -------------
             TOTAL STOCKHOLDERS' DEFICIT                          (828,340)        (1,092,175)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $   1,531,183       $  1,382,011
                                                             ==============      =============

The accompanying "Notes to Financial Statements" are an integral part of these financial statements

COMTEX SCIENTIFIC CORPORATION
STATEMENTS OF OPERATIONS FOR THE FISCAL YEARS ENDED JUNE 30,
1997, 1996, AND 1995



                                                                   Fiscal Year Ended
                                                                      June 30,

                                                            1997           1996            1995
                                                       -------------   ------------  --------------
REVENUES
      Information Services Revenues                     $  4,066,092   $  3,219,028    $  2,769,329
      Data Communications Revenues                           525,645        330,007         288,309
                                                       -------------  -------------  --------------
           Total Revenues                                  4,591,737      3,549,035       3,057,638

COSTS AND EXPENSES
      Costs of Information Services                        1,845,600      1,658,335       1,312,727
      Costs of Data Communications                           586,857        707,232         519,950
      Product Development                                    270,420        238,954         150,906
      Sales and Marketing                                    571,240        346,986         286,256
      General and Administrative                             984,845        818,714         703,973
      Depreciation and Amortization                          105,102        141,219         249,732
                                                       -------------  -------------  --------------
           Total Costs and Expenses                        4,364,064      3,911,440       3,223,544

INCOME (LOSS) FROM OPERATIONS                                227,673       (362,405)       (165,906)

OTHER INCOME (EXPENSE)
      Interest Expense                                      (114,114)      (107,931)       (102,692)
      Interest Income/Other                                       57         (1,079)          8,890
                                                        -------------  -------------  --------------
           Other Expense, Net                               (114,057)      (109,010)        (93,802)
                                                        -------------  -------------  --------------

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES            113,616       (471,415)       (259,708)

INCOME TAXES                                                     346            489             294
                                                       -------------  -------------  --------------

NET INCOME (LOSS)                                        $  113,270     $ (471,904)    $   (260,002)
                                                       =============  =============  ==============


NET INCOME (LOSS) PER COMMON SHARE                       $     0.01     $    (0.06)    $      (0.03)
                                                       =============  =============  ==============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   AND COMMON STOCK EQUIVALENTS OUTSTANDING                7,929,080      7,854,667       7,854,667
                                                       =============  =============  ==============

The accompanying "Notes to Financial Statements" are an integral part of these financial statements

COMTEX SCIENTIFIC CORPORATION
STATEMENTS OF STOCKHOLDERS' DEFICIT FOR THE FISCAL YEARS ENDED
JUNE 30 ,1997, 1996, AND 1995



                                   Common Shares Outstanding
                               ---------------------------------
                                                             Additional                        Total
                                Number of         Par         Paid In       Accumulated    Stockholders'
                                 Shares          Value        Capital         Deficit         Deficit
                               -----------     ----------  ------------   --------------   --------------

Balance at June 30, 1994        7,854,667        78,547      9,830,010      (10,268,826)        (360,269)

   Net Loss                          -            -               -            (260,002)        (260,002)
                               -----------     ----------  ------------   --------------   --------------

Balance at June 30, 1995        7,854,667         78,547     9,830,010      (10,528,828)        (620,271)

   Net Loss                          -            -               -            (471,904)        (471,904)
                               -----------     ----------  ------------   --------------   --------------

Balance at June 30, 1996        7,854,667         78,547     9,830,010      (11,000,732)      (1,092,175)

  Reduction in Note to Share         -            -            150,565             -             150,565
  Net Income                         -            -               -             113,270          113,270
                               -----------     ----------  ------------   --------------   --------------

Balance at June 30, 1997        7,854,667       $78,547     $9,980,575     $(10,887,462)    $   (828,340)
                              ===========     ==========  =============  ==============   ==============


The accompanying "Notes to Financial Statements" are an integral part of these financial statements


COMTEX SCIENTIFIC CORPORATION
STATEMENTS OF CASH FLOW FOR THE FISCAL YEARS ENDED JUNE 30,
1997, 1996 AND 1995

                                                                       Fiscal Year Ended
                                                                            June 30,
                                                           -----------------------------------------
                                                                1997          1996           1995
                                                           -------------   -----------   -----------
Cash Flows from Operating Activities:
  Net Income (Loss)                                         $  113,270    $ (471,904)   $(260,002)
  Adjustments to reconcile net income (loss) to net cash
             provided by (used in ) operating activities:
   Depreciation and Amortization Expense                       105,102      141,219       249,730
   Bad Debt Expense                                             34,091       38,000        31,996
   Loss on Sale of Fixed Assets                                     53        1,346          -
  Changes in Operating Assets and Liabilities:
      Accounts Receivable                                     (402,393)    (188,886)      (91,911)
      Prepaid Expenses and Other Current Assets                (17,165)     (36,312)       15,886
      Deposits and other assets                                   -         (51,232)      (10,823)
      Accounts Payable                                          19,381      315,691       197,882
      Accrued Expenses                                         220,584       59,797       (37,019)
      Amounts due to Related Parties                            42,399       77,286        22,904
                                                           -------------   -----------   -----------
    Net Cash provided by (used in) Operating Activities        115,322     (114,995)      118,643

Cash Flows from Investing Activities:
  Purchases of Property and Equipment                          (39,743)     (40,792)     (124,844)
  Proceeds from Sale of Fixed Assets                             2,386        8,185          -
  Advances to TII                                              (28,433)  (2,025,202)   (1,776,086)
  Repayments of Advances                                        42,738    2,665,245       704,694
                                                           -------------   -----------   -----------
    Net Cash (used in) provided by Investing Activities        (23,052)     607,436    (1,196,236)

Cash Flows from Financing Activities:
  Payments on Notes Payable                                   (122,626)     (23,815)     (55,180)
  Proceeds from Notes Payable to Related Parties                20,000       96,253         -
  Proceeds from PrinCap Financing Agreement                         -     1,936,758    1,466,558
  Repayments against PrinCap Financing Agreement               (29,361)  (2,459,156)    (674,721)
                                                           -------------   -----------   -----------
    Net Cash (used in) provided by Financing Activities       (131,987)    (449,960)     736,657
                                                           -------------   -----------   -----------

Net Increase (Decrease) in Cash and Cash Equivalents           (39,717)      42,481     (340,936)

Cash and Cash Equivalents Balance at Beginning of Period        57,644       15,163      356,099
                                                           -------------   -----------   -----------
Cash and Cash Equivalents Balance at End of Period             $17,927      $57,644      $15,163
                                                           =============   ===========   ===========

The accompanying "Notes to Financial Statements" are an integral part of these financial statements

                 COMTEX SCIENTIFIC CORPORATION
                 NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 1997


1. THE COMPANY

    Comtex Scientific Corporation (the "Company" or "Comtex") is a value-added real-time distributor of customized newswire information products (CustomWiresTM) aggregated on a real-time basis from thousands of news stories drawn from hundreds of broad and specialized news sources. CustomWiresTM are marketed to information distributors ranging from online services and World Wide Web sites to proprietary networks utilized by financial traders and corporate electronic news clipping services. Consistent with standard practice in the information aggregation industry, the Company generally has renewable long-term contractual relationships with those information providers and information distributors with which it does business. These contracts typically provide for both minimum fees and for royalties based upon expected and achieved volumes of usage. Fees and royalties from information distributors comprise the majority of the Company's revenues. Fees and royalties due to information providers, along with telecommunications costs and employee payroll costs, comprise the majority of the Company's costs and expenses.

    AMASYS Corporation,("AMASYS") (the successor corporation to Infotechnology, Inc., "Infotech"), a Delaware corporation, legally or beneficially controls 4,693,940 (approximately 60%) of the issued and outstanding shares of the Company. As discussed in Note 4, 2,540,503 shares of the Company's common stock owned by AMASYS are subject to option by C.W. Gilluly, Ed.D., the Chairman of the Board of Directors of both the Company and AMASYS. Dr. Gilluly and his spouse, Marny Gilluly, (the "Gillulys") also directly own options to acquire an additional 2,540,503 shares of the Company's common stock (see Note 4).


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Risks and Uncertainties

    Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company believes the credit risk associated with accounts receivable is minimal due to the number of customers and their dispersion over different industries and geographical locations.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

Income Taxes

    The Company follows the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse.

Computation of Earnings per Common Share

    Net income per share of common stock is computed based upon the weighted average number of common and common stock equivalent shares outstanding. Common stock equivalent shares are not included in the net loss per share calculations since the effect of their inclusion would be antidilutive. Common stock equivalent shares result from the assumed exercise of outstanding stock options.

Stock-Based Compensation

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), Accounting for Stock-Based Compensation, which is effective for the Company's June 30, 1997 financial statements. SFAS No. 123 allows companies to either account for stock-based compensation under the provisions of SFAS No. 123 or under the provisions of Accounting Principles Board No. 25 ("APB No. 25"), but requires pro forma disclosures in the footnotes to the financial statements as if the measurement provisions of SFAS No. 123 had been adopted. The Company accounts for its stock-based compensation in accordance with the provisions of APB No. 25. As such, the adoption of SFAS No. 123 did not impact the financial condition or the results of operations of the Company.

Recent Pronouncements

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 on the calculation of primary earnings per share and fully diluted earnings per share for the periods presented is not expected to be material.

Reclassifications

    Certain fiscal year 1996 and 1995 amounts have been reclassified to conform to the fiscal year 1997 presentation.


3.  MANAGEMENT PLANS FOR OPERATING UNCERTAINTIES

    The Company had negative working capital of $304,911 and a net shareholders' deficit of $828,340 at June 30, 1997. The Company's negative working capital raises doubt about its ability to continue as a going concern.

    The Company has invested significantly in upgrading the experience level of its sales and senior management staff during fiscal year 1997; in expanding its contractual base with information providers so as to improve the quality and flexibility of its information products; and in expanding its contracts with information distributors so as to improve its revenue potential.

    To date, the Company's operations generate cash flow sufficient to cover its monthly expenses and management believes that cash from operations will provide the Company with adequate cash resources to meet its obligations on a short-term basis.

    The Company's ability to meet its liquidity needs on a long-term basis is dependent on its ability to generate sufficient billings to cover its current obligations and to paydown its current and long-term debt obligations. No assurance may be given that the Company will be able to maintain the revenue base or ongoing profitable operations that may be necessary to achieve its liquidity needs. If the Company is not successful in its efforts, it may undertake other actions as may be appropriate to preserve asset values. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


4.  RELATED PARTY TRANSACTIONS

    AMASYS, in addition to being the Company's majority stockholder (approximately 60%), is also the majority stockholder (approximately 82%) of Telecommunications Industries Inc. ("TII"). Dr. Gilluly is Chairman and Chief Executive Officer of TII. Dr. Gilluly is also Chairman and Chief Executive Officer of Hadron, Inc., of which AMASYS owns approximately 12% of the outstanding shares. During fiscal years 1997, 1996 and 1995, the following related party transactions occurred.

Corporate Services Provided by/to Hadron, Inc.

     The Company contracts with Hadron, Inc. for corporate and shareholder services. Charges for such services are based on time and material expended by Hadron personnel in providing such services and amounted to approximately $34,000, $15,000 and $6,000 for the fiscal years ended June 30, 1997, 1996 and 1995, respectively. Hadron subleases office space from the Company at the rental rate paid by the Company to its landlord and also shares certain office-related expenses. Total service charges to Hadron during the fiscal years ended June 30, 1997, 1996 and 1995, amounted to approximately $24,000, $4,000 and $300, respectively.

Administrative Services Provided by/to AMASYS Corp.

     The Company participated in certain group insurance plans coordinated by Infotech for the benefit of employees through fiscal year 1996. Costs allocated to the Company in connection therewith for the fiscal years 1996 and 1995 amounted to approximately $6,000 and $12,000, respectively. AMASYS also shares certain general and administrative expenses for which the Company billed AMASYS approximately $9,000, $400 and $350 during fiscal years ended June 30, 1997, 1996 and 1995, respectively.

TII Sublease

     The Company subleased office space from TII until April, 1996. Pursuant to an agreement entered into in September, 1993, the Company and TII performed programming, marketing, and general and administrative tasks for each other. Pursuant to the contract with TII, the Company incurred expenses of approximately $196,000 and $270,000 for facility rental, computer equipment, staff and office expenses during the years ended June 30, 1996 and 1995, respectively.

     In April 1996, the Company terminated its sublease with TII and signed a lease directly with the owner of the building for essentially the identical space it had been renting from TII. To meet the requirement for the Company to deliver a six-month facility deposit and a build-out deposit under the new lease, and to satisfy other MRI liabilities (for which the Company is indemnified - see Acquisition and Divestiture of Micro Research Industries, below), the Company executed a demand note in the amount of $147,422 payable to Dr. Gilluly (the "Gilluly Note").
The Gilluly Note is due on demand but in no event later than April 11, 1998, and is collateralized by the Company's accounts receivable, now existing and in the future arising, and all proceeds of those accounts. The Gilluly Note bears interest on the principal amount outstanding at a rate of eleven and one half percent (11.5%) per annum and interest is payable monthly. Approximately $14,500 of interest expense was incurred on the Gilluly Note during the year ended June 30, 1997. In September 1997, the Company repaid all principal and interest amounts due on the Gilluly Note.

Acquisition and Divestiture of Micro Research Industries

     During fiscal year 1995 the Company acquired certain assets and assumed certain liabilities of TII representing substantially all the assets of TII's sole operating division, Micro Research Industries ("MRI") (the "Acquisition"). MRI provided sales, leasing and maintenance support of computer hardware and software primarily to the U.S. House of Representatives. At the time of the Acquisition, Infotech was a majority stockholder of both the Company and of TII, and C.W. Gilluly served as the Chairman and Chief Executive Officer of the Company, Infotech and TII.

     The terms of the Acquisition, through a related Put Agreement (the "Put"), provided that the Company could, upon the failure of certain conditions, require TII to repurchase all or any portion of the assets acquired and to assume the liabilities related to MRI. On March 25, 1996, the Company exercised the Put and transferred to TII all the assets and liabilities associated with MRI.

     In connection with the Acquisition, the Company entered into a $1 million secured credit facility with Princeton Capital Finance Company, LLP ("PrinCap"). As partial consideration for the agreement by Dr. and Mrs. Gilluly to personally guarantee the PrinCap financing and to make certain loans to TII prior to the PrinCap financing, Infotech and Pacific Telecommunications Systems, Inc. ("PTSI"), its wholly-owned subsidiary, granted an option to the Gillulys, expiring on February 20, 2002, to purchase 2,540,503 shares of common stock of the Company owned by Infotech and PTSI at an exercise price of $0.10 per share.

     The Acquisition required the Company to grant to the Gillulys an option (the "Gilluly Option") to acquire 2,540,503 shares of the Company's common stock at an exercise price of $.10 per share. The Gilluly Option expires on February 20, 2002.

     Shortly after the Company exercised the Put, TII sold to a third-party the MRI assets that the Company had transferred to TII, which PrinCap claimed represented an event of default under the PrinCap Financing Agreement. In July, 1996, the Company and PrinCap consolidated the $244,449 outstanding under the PrinCap Financing Agreement into a single Note collateralized by MRI receivables from the U.S. House of Representatives which had been pledged to PrinCap. In October, 1996, TII commenced litigation to collect the MRI receivables collateralizing the PrinCap Note.

     In December 1996, PrinCap commenced legal action against TII, Infotech, AMASYS and the Company to collect such outstanding amounts. In February 1997, TII, Infotech, AMASYS and the Company agreed to a judgment of $271,000 to settle all claims made by PrinCap. In August, 1997, TII settled the MRI amounts due from the House of Representatives and paid the final amounts due to PrinCap, which released the Company from all obligations under the PrinCap Financing Agreement, and TII from its related indemnification of the Company.

     The Acquisition also provided for the restructuring of the Company's previously matured $1,040,000 promissory notes to Infotech (the "Infotech Notes"), and allowed the Company to either seek indemnification from TII or reduce the amount of the

Company's indebtedness under the Infotech Notes for costs or liabilities incurred by the Company in connection with the MRI business.

     As provided in the Acquisition, AMASYS ratified the restructuring of the Infotech Notes, which reduced the principal thereof by $150,565. The resulting $889,435 principal was rolled into a 10% Senior Subordinated and Secured Note due July 1, 2002 (the "AMASYS Note"), subject to future reduction or increase under certain circumstances. In fiscal year 1996, the Company reduced by $31,000 the amount it owed under the AMASYS Note for rent paid to TII's landlord. At June 30, 1997, the AMASYS Note was further reduced by $125,481 in final resolution of the amounts due from TII not recovered through collection of the MRI receivables. The AMASYS Note is secured by a continuing interest in all receivables, products and proceeds thereof, all purchase orders and all patents then or in the future held by the Company, and is subordinated to all Senior Indebtedness, including amounts due under the PrinCap Financing Agreement.

     Amounts due to related parties consisted of the following at June 30:




                                                               1997            1996
                                                             ---------      ---------

Note payable to C.W. Gilluly, Ed.D. including
accrued interest of $1,221 and $3,398 at June 30,
1997 and 1996, respectively                                   $ 148,643       $ 130,820

Interest due to AMASYS under Amended AMASYS Note                148,157          77,223

Amounts due to/(from) Hadron, Inc. for corporate
and shareholder services                                         (2,554)         14,182

Due to/(from) AMASYS for administrative services                   (133)          9,489
                                                              ----------      ----------
Due to Related Parties                                        $ 294,113       $ 231,714
                                                              ==========      ==========


5. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at June 30:



                                                                1997           1996
                                                             -----------    -----------

Computer Equipment                                             $ 632,560      $ 605,855
Furniture and Fixtures                                            63,408         58,571
Software                                                          74,524         72,851
Leasehold Improvements                                            29,405         26,752
Other Equipment                                                    6,000          6,000
                                                             -----------    -----------
                                                                 805,897        770,029
Less Accumulated Depreciation                                   (605,915)      (503,001)
                                                             -----------    -----------
Net                                                            $ 199,982    $   267,028
                                                             ===========    ===========


Depreciation expense for the fiscal years ended June 30, 1997, 1996 and 1995 was $104,350, $136,415 and $130,455, respectively.


6.  NOTES PAYABLE

     Notes payable consisted of the following at June 30:



                                                                1997            1996
                                                             -----------    ------------
Note Payable to Princeton Capital Finance
Company ("PrinCap")(see Note 4)                               $  266,000     $  269,439

Notes Payable related to Acquisition of
International Intelligence Report, Inc.                           11,430         34,930


Notes Payable to vendors                                          66,462        187,859
                                                             -----------     ------------
Subtotal                                                         343,892        492,228

Less Current Portion                                             288,792        418,178

                                                             -----------    ------------
Total Long-Term Notes Payable                                $   55,100      $   74,050
                                                             ===========    ============

Notes payable related to Acquisition of International
Intelligence Report, Inc.

     On December 31, 1993, the Company assumed certain debt obligations related to the acquisition of assets and certain liabilities of International Intelligence Report, Inc. At June 30, 1997, $11,430 was outstanding relating to these obligations. Of this amount, $5,100 is classified as long-term and will be paid during fiscal year 1999. These obligations are not collateralized and are not interest bearing.

Notes payable to vendors

     On July 1, 1996, the Company agreed with a data communications vendor to convert a net amount of accounts payable to the vendor and royalties receivable by the Company from the vendor to a note payable in the amount of $173,712. Due to substandard service provided by this vendor during the period of July through November 1996, the Company negotiated a one-time credit of approximately $57,000. This credit was applied to the principal balance of the note. The note was further reduced by $15,000 as of June 30, 1997, pursuant to a Customer Conversion Agreement with the vendor. At June 30, 1997, the balance of the note was $16,462. The note bears interest at 10%, with principal and interest payments in the aggregate amount of $2,824 due monthly through December 1997.

     On June 17, 1997, the Company signed a note with a law firm converting accounts payable to the firm in the amount of $50,000 to a note payable due no later than December 17, 1998, together with all accrued interest thereon. The note bears interest at a rate of nine percent (9%) per annum.


7. INCOME TAXES

     Income taxes included in the Statements of Operations consist principally of state income taxes and local franchise taxes. The tax provision for continuing operations differs from the amounts computed using the statutory federal income tax rate as follows:


                                              1997           1996           1995
                                              ------         ------         -------

Provision at statutory federal income
tax rate                                        34%            34%            34%

Provision  - state income tax                    4              4              4

Change in valuation allowance                  (38)           (38)           (38)
                                              ------         ------         -------
Effective income tax rate                        0%             0%             0%
                                              ======          ======         =======

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Gross deferred tax assets at June 30, 1997 and 1996, consist primarily of temporary differences from net operating loss and business tax credit carryforwards of approximately $1,800,000 and $1,800,000, respectively, and are fully reserved. The Company has net operating loss (NOL) and business tax credit carryforwards available to offset future taxable income of approximately $4.2 million as of June 30, 1997. These NOL and ITC carryforwards expire beginning in the year 1998.


8.  STOCK OPTION PLAN

     The Company's 1995 Stock Option Plan provides for both incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options to purchase an aggregate of up to 1,200,000 shares by key employees, consultants and directors of the Company.
Under the 1995 Plan, the exercise price of an incentive stock option is required to be at least equal to 100% of the fair market value of the Company's common stock on the date of grant (110% of the fair market value in the case of options granted to employees who are 10% shareholders). The exercise price of a non-qualified stock option is required to be not less than the par value, nor greater than the fair market value, of a share of the Company's common stock on the date of the grant. The options vest in three equal annual installments beginning with the date of grant. The term of an incentive or non-qualified stock option may not exceed ten years (five years in the case of an incentive stock option granted to a 10% stockholder).

     Information with respect to stock options granted through June 30, 1997, under the 1995 Plan is as follows:


                              Incentive       Non-Qualified  Per Share
                              Stock Options   Stock Options  Option Price
                              -------------   -------------  ------------
Outstanding at June 30, 1995         -              -         $  -
   Granted                         844,733       110,000         .10
   Expired                        (152,000)        -             .10
Outstanding at June 30, 1996       692,733       110,000         .10
   Granted                         384,000        20,000         .10 - .19
   Expired                        ( 37,000)        -             .10
                              -------------   -------------  ------------
Outstanding at June 30, 1997     1,039,733       130,000         .10 - .19
                              =============   =============  ============
Exercisable at June 30, 1997      643,141        114,998


     The weighted average exercise price of options outstanding at June 30, 1997, was $0.11. The weighted average remaining contractual life of options outstanding at June 30, 1997 was 9.22 years. The weighted average fair value of options granted during 1997 and 1996 was $.14 and $.10, respectively.

     During fiscal year 1997, the Company adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost for the Company's stock option plan been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under SFAS No. 123, the Company's net income/(loss) in fiscal years 1997 and 1996 would have been approximately $80,000 and $(493,000), or $.01 and $(.06) per share, respectively. The effect of applying SFAS No. 123 on 1997 and 1996 pro forma net income/loss as stated above is not necessarily representative of the effects on reported net income or loss for future years due to, among other things, (1) the vesting period of the stock options and (2) the fair value of additional stock options in future years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model. The following weighted-average assumptions were used for grants: dividend yield of 0%; expected volatility of 1.11; expected life of the option term of 6 years and risk-free interest rate of 6.5% and 5.875% for the years 1997 and 1996, respectively.


9. SUPPLEMENTARY INFORMATION

Income Statement

     The following income statement items were charged to costs and expenses:


                                                     Fiscal Year Ended June 30,

                                               1997           1996           1995
                                             --------        --------       --------
Amortization of Intangible Assets                $753          $4,804        $119,275

Maintenance and Repairs                       $81,745         $72,035         $54,685

Advertising and Promotion Costs               $44,574         $36,302         $71,455

Royalties                                    $181,659        $144,282        $102,319



Allowance for Doubtful Accounts

     The following table summarizes activity in the allowance for doubtful accounts:


                                                      Fiscal Year Ended June 30,

                                                1997           1996           1995
                                             --------       ---------      ---------
Beginning Balance                             $ 85,284      $  58,622        $ 88,021

   Additions                                    34,091         38,000          31,996

   Write-Offs                                  (42,236)       (11,338)        (61,395)
                                             ---------      ----------     ----------
Balance at End of Year                        $ 77,139      $  85,284        $ 58,622
                                             =========      ==========     ==========



10. COMMITMENTS AND CONTINGENCIES

     The Company leases office space under a noncancelable operating lease that expires August 31, 2002. The lease requires fixed escalations and payment of property taxes, insurance and maintenance costs.

     The future minimum rental commitments under this lease are as follows:


    Fiscal year                 Minimum Rental
 ending June 30,                  Commitments
------------------            -----------------
    1998                         $ 176,079
    1999                           181,361
    2000                           186,802
    2001                           192,406
    2002                           198,178
    2003                            33,767
                              ----------------
                                 $ 968,593
                              ================


     Rent expense under all operating leases totaled $129,000, $107,000 and $87,000 for the fiscal years ended June 30, 1997, 1996 and 1995, respectively.

11. 401(K) PLAN

     Effective April 1, 1995, the Company adopted a 401(k) plan available to all full-time employees who meet a minimum service requirement. Employee contributions are voluntary and are determined on an individual basis with a maximum annual amount equal to the maximum amount allowable under federal tax regulations. All participants are fully vested in their contributions. The 401(k) plan provides for discretionary Company contributions. The Company did not make any contributions during the fiscal years ended June 30, 1997, 1996 and 1995.


12.  STATEMENTS OF CASH FLOW - SUPPLEMENTAL DISCLOSURE

     The Company paid cash for interest in the amount of approximately $45,000, $52,000 and $78,000 for the years ended June 30, 1997, 1996 and 1995, respectively. Amounts paid in cash for income taxes during the years ended June 30, 1997, 1996 and 1995, were approximately $350, $500 and $1,100, respectively. During fiscal year 1996, approximately $71,000 in furniture and computer equipment were transferred to the Company from TII and the advances to TII were reduced by a corresponding amount. Additionally, approximately $31,000 in advances to TII were reduced and offset against the AMASYS Note at June 30, 1996, as indemnification of amounts paid on behalf of TII. During fiscal year 1997, the AMASYS Note was reduced by $150,565 pursuant to the MRI Acquisition and related Put Agreement (see Note 4). The AMASYS Note was further reduced by approximately $125,000 for advances made to TII of approximately $106,000 and a prepayment of approximately $19,000 made on behalf of TII and indemnified by AMASYS.

13.  SUBSEQUENT EVENTS

     As discussed in Note 4, in August, 1997, TII settled the amounts due from the U.S. House of Representatives and paid the final amounts due under the PrinCap Financing Agreement, which released the Company from its obligation to PrinCap.

     In September, 1997, the Company obtained a $50,000 line of credit and a $140,000 three year term loan from Century National Bank with principal repayments of $40,000, $40,000 and $60,000 due September 1998, September 1999 and September 2000, respectively. The facilities, guaranteed by C.W. Gilluly, bear interest at a rate of Prime plus two percent annually. The proceeds of the term loan were utilized to repay the Note to C.W. Gilluly.