Form 10-Q
period 1997-09-30
COMTEX SCIENTIFIC CORP
filed 1997-11-14
CIK 352988

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                     ---------------------
                           Form 10-Q
                     ---------------------

     /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1997 or

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

As of November 12, 1997, 7,854,667 shares of the Common Stock of the registrant were outstanding.

                 COMTEX SCIENTIFIC CORPORATION
                       TABLE OF CONTENTS



Part I Financial Information:                          Page No.

     Item 1.   Financial Statements (Unaudited)

               Balance Sheets                             3
                at September 30, 1997 and June 30, 1997

               Statements of Operations                   4
                for the Three Months Ended
                September 30, 1997 and 1996

               Statements of Cash Flows                   5
                for the Three Months Ended
                September 30, 1997 and 1996

               Notes to Financial Statements              6


     Item 2.   Management's Discussion and Analysis      10
                of Financial Condition and Results
                of Operations

Part II Other Information:


     Item 1.   Legal Proceedings                         13

     Item 6.   Exhibits and Reports on Form 8-K          13


SIGNATURES                                               14

COMTEX SCIENTIFIC CORPORATION
BALANCE SHEETS AT SEPTEMBER 30, 1997 AND JUNE 30, 1997
                                                                         September 30,      June 30,
                                                                             1997             1997
                                                                         (Unaudited)
ASSETS                                                                   ------------     ------------
  CURRENT ASSETS
    Cash                                                                  $  162,162       $    17,927
    Accounts Receivable, Net of Allowance of $58,000 and $77,000
        at September 30, 1997 and June 30, 1997, respectively                699,684           935,619
    Advances to TII, a related party                                           -               266,000
    Prepaid Expenses and Other Current Assets                                 23,612            47,094
                                                                         ------------     ------------
              TOTAL CURRENT ASSETS                                           885,458         1,266,640

  PROPERTY AND EQUIPMENT, NET                                                209,819           199,982

  DEPOSITS AND OTHER ASSETS                                                   64,373            64,561
                                                                         ------------     ------------
TOTAL ASSETS                                                              $1,159,650      $  1,531,183
                                                                         ============     ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

  CURRENT LIABILITIES:
    Accounts Payable                                                      $  513,926      $    529,612
    Accrued Expenses                                                         359,729           459,034
    Amounts due to Related Parties                                           168,964           294,113
    Notes Payable                                                             14,033           288,792
                                                                         ------------     ------------
              TOTAL CURRENT LIABILITIES                                    1,056,652         1,571,551

  LONG-TERM LIABILITIES:
    Long-Term Notes Payable - Affiliate                                      732,872           732,872
    Other Long-Term Notes Payable                                            194,800            55,100
                                                                         ------------     ------------
              TOTAL LONG-TERM LIABILITIES                                    927,672           787,972
                                                                         ------------     ------------
TOTAL LIABILITIES                                                          1,984,324         2,359,523

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

    Common Stock, $0.01 Par Value - Shares Authorized: 18,000,000;
         Shares issued and outstanding: 7,854,667                             78,547            78,547
    Additional Capital                                                     9,980,575         9,980,575
    Accumulated Deficit                                                  (10,883,796)      (10,887,462)
                                                                         ------------     ------------
                                                                            (824,674)         (828,340)
                                                                         ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                              $ 1,159,650      $  1,531,183
                                                                         ============     ============

The accompanying "Notes to Financial Statements" are an integral part of these financial statements

COMTEX SCIENTIFIC CORPORATION
STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
(UNAUDITED)
                                                                      Three months ended
                                                                         September 30,
                                                                  ------------------------------
                                                                      1997              1996
                                                                  -------------     ------------
REVENUES

      Information Services Revenues                                $ 1,079,976      $   910,006
      Data Communications Revenues                                     139,373          130,282
                                                                  -------------     ------------
           Total Revenues                                            1,219,349        1,040,288

COSTS AND EXPENSES
      Costs of Information Services                                    514,450          391,654
      Costs of Data Communications                                     174,551          169,511
      Product Development                                               33,623           54,409
      Sales and Marketing                                              193,030          110,089
      General and Administrative                                       253,813          215,502
      Depreciation and Amortization                                     23,641           36,992
                                                                  -------------     ------------

           Total Costs and Expenses                                  1,193,108          978,157
                                                                  -------------     ------------

INCOME FROM OPERATIONS                                                  26,241           62,131

OTHER INCOME (EXPENSE)
      Interest Expense                                                 (23,511)         (32,863)
      Interest Income/Other                                              1,269               11
                                                                  -------------     ------------

           Other Expense, Net                                          (22,242)         (32,852)
                                                                  -------------     ------------

INCOME FROM OPERATIONS BEFORE INCOME TAXES                               3,999           29,279

INCOME TAXES                                                               332              346
                                                                  -------------     ------------

NET INCOME                                                        $      3,667      $    28,933
                                                                  =============     ============


NET INCOME PER COMMON SHARE                                       $        .00      $       .00
                                                                  =============     ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  AND COMMON SHARE EQUIVALENTS OUTSTANDING                           9,993,970         7,854,667
                                                                  =============     ============

The accompanying "Notes to Financial Statements" are an integral part of these financial statements


COMTEX SCIENTIFIC CORPORATION
STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
(UNAUDITED)

                                                                         Three Months Ended
                                                                            September 30,
                                                                    ------------------------------
                                                                        1997              1996
Cash Flows from Operating Activities:                               ------------     -------------
  Net Income                                                        $    3,667        $     28,933
  Adjustments to reconcile net income to net cash
             provided by (used in ) operating activities:
   Depreciation and Amortization Expense                                23,641              36,992
   Bad Debt Expense                                                      9,000               9,000
   Loss on Disposal of Fixed Assets                                       -                     68
  Changes in Assets and Liabilities:
      Accounts Receivable                                              226,935             (28,548)
      Prepaid Expenses and Other Current Assets                         23,482                 382
      Deposits and Other Assets                                           -                    -
      Accounts Payable                                                 (15,686)             18,150
      Accrued Expenses                                                 (99,305)             32,646
      Amounts due to Related Parties                                    22,273              15,975
      Other Liabilities                                                   -                    -
                                                                    -------------      ------------
    Net Cash provided by Operating Activities                          194,007             113,598

Cash Flows from Investing Activities:
  Purchases of Property and Equipment                                  (33,291)            (10,607)
  Proceeds from Sale of Fixed Assets                                      -                  2,401
  Advances to TII                                                         -                    -
  Repayments of Advances                                               266,000              31,040
                                                                    -------------      ------------
    Net Cash provided by Investing Activities                          232,709              22,834


Cash Flows from Financing Activities:
  Notes Payable, Net                                                   130,941             (47,178)
  Notes Payable to Related Parties, Net                               (147,422)               (481)
  Proceeds from PrinCap Financing Agreement                               -                    -
  Repayments against PrinCap Financing Agreement                      (266,000)            (18,873)
                                                                    -------------      ------------
    Net Cash used in Financing Activities                             (282,481)            (66,532)
                                                                    -------------      ------------

Net Increase in Cash and Cash Equivalents                              144,235              69,900

Cash and Cash Equivalents Balance at Beginning of Period                17,927              57,644
                                                                    -------------      ------------

Cash and Cash Equivalents Balance at End of Period                  $  162,162         $   127,544
                                                                    =============      ============

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $    5,590         $    10,064
  Cash paid for income taxes                                        $      332         $       346


Supplemental disclosure of noncash financing activities:
   During the three months ended September 30, 1996, the Amended Infotech Note was reduced by $150,565 in connection with the MRI Acquisition.
   See Note 2 to the Financial Statements.

The accompanying "Notes to Financial Statements" are an integral part of these financial statements

                 COMTEX SCIENTIFIC CORPORATION
           NOTES TO FINANCIAL STATEMENTS (UNAUDITED)



1.   Basis of Presentation

     The accompanying interim financial statements of Comtex Scientific Corporation (the "Company" or "Comtex") are unaudited, but in the opinion of management reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet at June 30, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 ("1997 Form 10-K"), filed with the Securities and Exchange Commission.

     Gain or loss per common share is based upon the weighted average number of shares outstanding during each quarter and common stock equivalents, if dilutive.

     In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary earnings per share and fully diluted earnings per share for the periods presented has not yet been determined.

     Certain amounts for the three months ended September 30, 1996, have been reclassified to conform to the presentation of the three months ended September 30, 1997.


2.   Related Party Transactions

     AMASYS Corporation ("AMASYS")(the Successor corporation to Infotechnology, Inc., "Infotech") in addition to being the Company's majority stockholder (approximately 60%), is also the majority stockholder (approximately 82%) of Telecommunications Industries, Inc. ("TII"), which has ceased to conduct business operations. C.W. Gilluly, Ed.D. is Chairman and Chief Executive Officer of TII. Dr. Gilluly is also Chairman and Chief Executive Officer of Hadron, Inc. of which AMASYS owns approximately 12% of the outstanding shares. During the three months ended September 30, 1997, the following transactions occurred.

Corporate Services Provided by/to Hadron, Inc.

     The Company contracts with Hadron, Inc. for corporate and shareholder relations services. Charges for such services are based on time and material expended by Hadron personnel in providing such services. The Company expensed approximately $4,000 for these services during the three months ended September 30, 1997. Hadron subleases office space from the Company at the rental rate paid by the Company to its landlord and also shares certain office-related expenses. Total service charges to Hadron during the three months ended September 30, 1997, amounted to approximately $8,000.

Administrative Services Provided to AMASYS Corporation

     AMASYS shares certain general and administrative expenses with the Company for which the Company billed AMASYS approximately $2,000 during the three months ended September 30, 1997.

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

     In connection with the Acquisition, the Company entered into a $1 million secured credit facility with Princeton Capital Finance Company, L.L.P. ("PrinCap"). As partial consideration for the agreement by Dr. and Mrs. Gilluly to personally guarantee the PrinCap financing and to make certain loans to TII prior to the PrinCap financing, Infotech and Pacific Telecommunications Systems, Inc. ("PTSI"), its wholly-owned subsidiary, granted an option to the Gillulys, expiring on February 20, 2002, to purchase 2,540,503 shares of common stock of the Company owned by Infotech and PTSI at an exercise price of $.10 per share ("the Infotech Option").

     The Acquisition required the Company to grant to the Gillulys an option ("the Gilluly Option") to acquire 2,540,503 shares of the Company's common stock at an exercise price of $.10 per share. The Gilluly Option expires on February 20, 2002.

     Shortly after the Company exercised the Put, TII sold to a third-party the MRI assets that the Company had transferred to TII, which sale PrinCap claimed represented an event of default under the PrinCap Financing Agreement. In July, 1996, the Company and PrinCap consolidated the $244,449 outstanding under the PrinCap Financing Agreement into a single note collateralized by MRI receivables from the House of Representatives which had been pledged to PrinCap. In October, 1996, TII commenced litigation to collect the MRI receivables collateralizing the PrinCap Note.

     In December 1996, PrinCap commenced legal action against TII, Infotech, AMASYS and the Company to collect such outstanding amounts. In February 1997, TII, Infotech, AMASYS and the Company agreed to a judgment of $271,000 to settle all claims made by PrinCap. In August 1997, TII settled the MRI amounts due from the House of Representatives and paid the final amounts due to PrinCap, which released the Company from all obligations under the PrinCap Financing Agreement and TII from its related indemnification of the Company.

     The Acquisition also provided for the restructuring of the Company's previously matured $1,040,000 promissory notes to Infotech (the "Infotech Notes"), and allowed the Company to either seek indemnification from TII or reduce the amount of the Company's indebtedness under the Infotech Notes for costs or liabilities incurred by the Company in connection with the MRI business.

     As provided in the Acquisition, AMASYS ratified the restructuring of the Infotech Notes, which reduced the principal thereof by $150,565. The resulting $889,435 principal was rolled into a 10% Senior Subordinated and Secured Note, due July 1, 2002 (the "AMASYS Note"), subject to future reduction or increase under certain circumstances. In fiscal year 1996, the Company reduced by $31,082 the amount it owed under the AMASYS Note for rent paid to TII's landlord. During fiscal year 1997, the AMASYS Note was further reduced by $125,481 in final resolution of the amounts due from TII not recovered through collection of the MRI receivables. The AMASYS Note is secured by a continuing interest in all receivables, products and proceeds thereof, all purchase orders and all patents then or in the future held by the Company, and is subordinated to all Senior indebtedness. During the three months ended September 30, 1997, the Company accrued approximately $18,000 in interest on the AMASYS Note.

3.   Notes Payable

     In September, 1997, the Company obtained a $50,000 line of credit and a $140,000 three year term loan from Century National Bank with principal repayments of $40,000, $40,000 and $60,000 due September, 1998, September, 1999 and September, 2000, respectively. The facilities, guaranteed by C.W. Gilluly, bear interest at a rate of Prime plus two percent annually.

     In June 1997, the Company signed a note with a law firm converting accounts payable to the firm to a note payable in the amount of $50,000 due no later than December 17, 1998, together with all accrued interest thereon. The note bears interest at a rate of nine percent (9%) per annum.

     In July, 1996, the Company agreed with a data communications vendor to convert a net amount of accounts payable to the vendor and royalties receivable by the Company from the vendor to a note payable in the amount of $173,712. Due to substandard service provided by this vendor during the period July through November, 1996, the Company negotiated a one-time credit of approximately $57,000. This credit was applied to the principal balance of the note. The note was further reduced by $15,000 at June 30, 1997, pursuant to a Customer Conversion Agreement with the vendor. At September 30, 1997, the balance of the note was $8,333. The note bears interest at 10%, with principal and interest payments due monthly through December, 1997.

     In December, 1993, the Company assumed certain unsecured, non-interest bearing debt obligations related to the acquisition of assets and certain liabilities of International Intelligence Report, Inc. At September 30, 1997, $9,375 was outstanding on these obligations, with $5,700 due within one year.


4.   Income Taxes

     The Company has recorded net income for the three months ended September 30, 1997; however, no tax provision has been recorded as the Company's net operating loss (NOL) and investment tax credit (ITC) carryforwards are sufficient to offset this income for federal and state tax purposes.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 1997, to the three months ended September 30, 1996

     During the three months ended September 30, 1997, the Company's total revenues were approximately $1,219,000, or approximately $179,000 (17%) greater than the total revenues for the three months ended September 30, 1996. The increase of approximately $170,000 in information services revenues reflects revenues from new customers, certain price increases and royalties derived from the sale of Comtex' news to information distributors who pay the Company a royalty based upon usage. The increase of approximately $9,000 in data communications revenues reflects billings for delivery of the Company's products to new customers.

     Total costs and expenses for the three months ended September 30, 1997, were approximately $1,193,000, representing an approximately $215,000 (22%) increase in operating expenses from the three months ended September 30, 1996. This increase in operating expenses is principally due to increases in information services costs, sales and marketing and general and administrative expenses, offset by a decrease in product development expenses.

     Information services costs during the quarter ended September 30, 1997, increased approximately $123,000 (31%) over these costs in the quarter ended September 30, 1996. This increase was due to increased personnel and an increase in the fees and royalties to information providers, as new sources were added and revenues increased.

     Product development expenses decreased by approximately $21,000 (38%) for the three months ended September 30, 1997, compared to the three months ended September 30, 1996. This decrease is the result of a shift of personnel to focus on marketing strategies for the Company.

     Sales and marketing expenses increased by approximately $83,000 or approximately 75% for the three months ended September 30, 1997, compared to the three months ended September 30, 1996. This increase was due to increased compensation arising from the addition of marketing personnel and more experienced sales personnel to the Company's workforce, increased travel expenses related to new business development, and additional commissions related to the increase in information services revenues during the period.

     General and administrative expenses for the three months ended September 30, 1997 totaled approximately $254,000 or approximately $38,000 (18%) greater than these expenses during the three months ended September 30, 1996. This increase was principally due to increased expenses related to an office space expansion.

     The Company earned operating income of approximately $26,000 during the quarter ended September 30, 1997, compared to operating income of $62,000 for the quarter ended September 30, 1996. The Company earned net income of almost $4,000 for the three months ended September 30, 1997, compared to net income for the three months ended September 30, 1996, of approximately $29,000. The decrease in operating and net income reflects the investment in personnel and information provider content discussed above.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     For the three months ended September 30, 1997, the Company's operations produced operating income of approximately $26,000 and net income of approximately $4,000. At September 30, 1997, the Company had negative working capital of approximately $171,000 as compared with negative working capital of approximately $305,000 at June 30, 1997. This increase in working capital is a result of utilizing long-term bank financing to repay a short term note due to C.W. Gilluly. The Company also had a net stockholders' deficit of approximately $824,000 at September 30, 1997, as compared to a net stockholders' deficit at June 30, 1997, of approximately $828,000. The decrease in stockholders' deficit was due to the retention of net income.

     For the three months ended September 30, 1997, the Company's operating activities generated approximately $194,000 in cash. The Company had cash and cash equivalents of approximately $162,000 at September 30, 1997, compared to approximately $18,000 at June 30, 1997. To date, the Company's operations have generated cash flow sufficient to cover its monthly expenses. However, no assurance may be given that the Company will be able to expand its revenue base or achieve ongoing profitable operations that would be necessary to meet its liquidity needs in the future. If the Company is not successful in its efforts, it may undertake other actions as may be appropriate to preserve asset values.

     Except for the historical information contained herein, the matters discussed in this 10-Q include forward-looking statements that involve a number of risks and uncertainties. There are certain important factors and risks, including business conditions and growth in the demand for real-time, aggregated custom on-line news delivery services, and growth in the economy in general; the impact of competitive products and pricing; the proliferation of large, global information networks; the evolution of the Internet; continued success in the acquisition and growth of new information re-distributor and corporate end-user client accounts; the ability to fund upgrades to the Company's technical systems; the timely creation and market acceptance of new products; the Company's ability to continue to increase the variety and quantity of sources of information available to create its products; the Company's ability to continue to recruit and retain highly skilled technical, editorial, managerial and sales/marketing personnel; the Company's ability to generate cash flow sufficient to cover its current obligations while meeting its long-term debt obligations; and the other risks detailed from time to time in the Company's SEC reports, that could cause results to differ materially from those anticipated by the statements contained herein.

                     Part II.  Other Information


     Item 1.   Legal Proceedings

                         The information provided in Note 2 of the Notes to the Financial Statements is incorporated herein by reference.


               Item 6.   Exhibits and Reports on Form 8-K.


     (a)  Exhibits

                    11   Earnings Per Share Computation

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

                                   COMTEX SCIENTIFIC CORPORATION
                                             (Registrant)


     Dated:  November 14, 1997          By:  /S/   C.W. GILLULY
                                        C.W. Gilluly
                                        Chairman of the Board


                                   By:  /S/   DONALD E. ZIEGLER

                                        Donald E. Ziegler
                                        Chief Financial Officer
                                        (Principal Financial and
                                          Accounting Officer)