Form 10-Q
period 1997-12-31
COMTEX SCIENTIFIC CORP
filed 1998-02-13
CIK 352988

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                     ---------------------
                           Form 10-Q
                     ---------------------

          /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 31, 1997 or

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

                   Yes /X/        No / /

As of February 9, 1998, 7,859,417 shares of the Common Stock of the registrant were outstanding.

                COMTEX SCIENTIFIC CORPORATION
                       TABLE OF CONTENTS



Part I Financial Information:                               Page
                                                            No.

     Item 1.  Financial Statements (Unaudited)

               Balance Sheets                               3
                at December 31, 1997 and June 30, 1997

               Statements of Operations                     4
                for the Three and Six Months Ended
                December 31, 1997 and 1996

               Statements of Cash Flows                     5
                for the Six Months Ended
                December 31, 1997 and 1996

               Notes to Financial Statements                6


     Item 2.  Management's Discussion and Analysis          9
                of Financial Condition and Results
                of Operations

Part II Other Information:


     Item 1.  Legal Proceedings                             13

     Item 4.  Submission of Matters to a Vote
                of Security Holders                         13

     Item 6.    Exhibits and Reports on Form 8-K            14


SIGNATURES                                                  15

COMTEX SCIENTIFIC CORPORATION
BALANCE SHEETS AT DECEMBER 31, 1997 AND JUNE 30, 1997

                                                                      December 31,           June 30,
                                                                          1997                 1997
                                                                     --------------       ------------
                                                                       (Unaudited)
ASSETS

  CURRENT ASSETS
    Cash                                                            $      38,501        $      17,927
    Accounts Receivable, Net of Allowance of $64,000 and $77,000
       at December 31, 1997 and June 30, 1997, respectively               841,807              935,619
    Advances to TII, a related party                                        -                  266,000
    Prepaid Expenses and Other Current Assets                              17,245               47,094
                                                                    -------------       --------------
                TOTAL CURRENT ASSETS                                      897,553            1,266,640

PROPERTY AND EQUIPMENT, NET                                               214,191              199,982

  DEPOSITS AND OTHER ASSETS                                                64,185               64,561
                                                                    -------------       --------------
TOTAL ASSETS                                                        $   1,175,929       $    1,531,183
                                                                    =============       ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT

  CURRENT LIABILITIES:
    Accounts Payable                                                 $    552,393       $      529,612
    Accrued Expenses                                                      315,746              459,034
    Amounts due to Related Parties                                        186,812              294,113
    Notes Payable                                                          96,800              288,792
                                                                    -------------       --------------
              TOTAL CURRENT LIABILITIES                                 1,151,751            1,571,551

  LONG-TERM LIABILITIES:
    Long-Term Notes Payable - Affiliate                                   732,872              732,872
    Other Long-Term Notes Payable                                         101,150               55,100
                                                                    -------------       --------------
              TOTAL LONG-TERM LIABILITIES                                 834,022              787,972
                                                                    -------------       --------------
TOTAL LIABILITIES                                                       1,985,773            2,359,523

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

    Common Stock, $0.01 Par Value - Shares Authorized: 18,000,000;
         Shares issued and outstanding: 7,859,417
           and 7,858,417, respectively                                     78,594               78,584
    Additional Capital                                                  9,980,668            9,980,538
    Accumulated Deficit                                               (10,869,106)         (10,887,462)
                                                                     -------------       --------------
                                                                         (809,844)            (828,340)
                                                                     -------------       --------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $  1,175,929        $   1,531,183
                                                                     =============       ==============

The accompanying "Notes to Financial Statements" are an integral part of these financial statements

COMTEX SCIENTIFIC CORPORATION
STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996
(UNAUDITED)

                                                 Three months ended            Six months ended
                                                    December 31,                  December 31,

                                                 1997           1996           1997          1996
                                              ------------    ----------    -----------   -----------
REVENUES
     Information Services Revenues             $ 1,164,445   $   944,542   $ 2,244,422   $  1,854,548
     Data Communications Revenues                  141,284       137,728       280,658        268,010
                                              ------------   -----------   ------------   -----------
          Total Revenues                       $ 1,305,729   $ 1,082,270   $ 2,525,080   $  2,122,558
                                              ------------   -----------   ------------   -----------
COSTS AND EXPENSES
     Costs of Information Services                 548,496       447,614     1,062,946        839,268
     Costs of Data Communications                  191,207       106,238       365,759        275,749
     Product Development                            40,181        70,863        73,804        125,272
     Sales and Marketing                           184,368       128,948       377,397        239,037
     General and Administrative                    278,813       250,379       532,626        465,882
     Depreciation and Amortization                  25,036        37,769        48,677         74,761
                                              ------------   -----------   ------------   -----------
          Total Costs and Expenses               1,268,101     1,041,811     2,461,209      2,019,969

INCOME FROM OPERATIONS                              37,628        40,459        63,871        102,589

INTEREST AND OTHER EXPENSE, NET                    (22,939)      (28,530)      (45,182)       (61,381)
                                               ------------   -----------   ------------   -----------
INCOME FROM OPERATIONS BEFORE INCOME TAXES          14,689        11,929        18,689         41,208

INCOME TAXES                                             0             0           332            346
                                               ------------   -----------   ------------   -----------

NET INCOME                                     $    14,689   $    11,929   $    18,357    $    40,862
                                               ============   ===========   ============   ===========

BASIC EARNINGS PER COMMON SHARE                $       .00   $        .00  $        .00   $       .01
                                               ============   ===========   ============   ===========
DILUTED EARNINGS PER COMMON SHARE              $       .00   $        .00  $        .00   $       .01
                                               ============   ===========   ============   ===========

The accompanying "Notes to Financial Statements" are an integral part of these financial statements

                         COMTEX SCIENTIFIC CORPORATION
STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                (UNAUDITED)
                                                               Six Months Ended
                                                                  December 31,
                                                               1997         1996
                                                             ---------   ---------
Cash Flows from Operating Activities:
   Net Income                                                $18,357     $40,862
   Adjustments to reconcile net income to net cash
              provided by (used in ) operating activities:
     Depreciation and Amortizat                               48,677      74,761
     Bad Debt Expense                                         16,225      27,083
     Loss on Disposal of Fixed                                   -            68
   Changes in Assets and Liabilities:
        Accounts Receivable                                   77,587    (125,718)
        Prepaid Expenses and Other Current Assets             29,849      (9,736)
        Deposits and Other Assets                                -           377
        Accounts Payable                                      22,781     (28,197)
        Accrued Expenses                                    (143,288)     59,541
        Amounts due to Related                                40,121      25,750
                                                            ---------   ---------
    Net Cash provided by Operating Activities                110,309      64,791
                                                            ---------   ---------

Cash Flows from Investing Activities:
   Purchases of Property and Equipment                       (62,511)    (22,107)
   Proceeds from Sale of Fixed                                   -          2,401
   Advances to TII                                               -         (4,795)
   Repayments of Advances                                     266,000      27,558
                                                            ---------   ---------
    Net Cash provided by Investing Activities                 203,489       3,057
                                                            ---------   ---------
Cash Flows from Financing Activities:
   Proceeds from Notes Payable                                140,000          -
   Repayments on Notes Payable                                (19,942)    (94,145)
   Repayments on Notes Payable                               (147,422)       (918)
   Exercise of Stock Options                                      140          -
   Repayments against PrinCap Financing Agreement            (266,000)         -
                                                            ---------   ---------
    Net Cash used in Financing Activities                    (293,224)    (95,063)
                                                            ---------   ---------
Net Increase (Decrease) in Cash and Cash Equivalents           20,574     (27,215)

Cash and Cash Equivalents Balance at Beginning of Period       17,927      57,644
                                                            ---------   ---------
Cash and Cash Equivalents Balance at End of Period            $38,501     $30,429
                                                            =========   =========

Supplemental disclosure of cash flow information:
     Cash paid for interest                                    $9,323     $18,133
     Cash paid for income taxes                                  $332        $346

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

     In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which the Company adopted as of December 31, 1997. As required, the Company changed the method previously used to compute the earnings per share and restated all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options is excluded. Diluted earnings per share include the effect, if dilutive, of stock options and other common stock equivalents.

     Certain amounts for the three and six months ended December 31, 1996, have been reclassified to conform to the presentation of the three and six months ended December 31, 1997.


2.   Related Party Transactions

     AMASYS Corporation ("AMASYS") in addition to being the Company's majority stockholder (approximately 60%), is also the majority stockholder (approximately 82%) of Telecommunications Industries, Inc. ("TII"). C.W. Gilluly, Ed.D. is Chairman and Chief Executive Officer of TII. Dr. Gilluly is also Chairman and Chief Executive Officer of Hadron, Inc. of which AMASYS owns approximately 12% of the outstanding shares. During the six months ended December 31, 1997, the following transactions occurred.

Corporate Services Provided by/to Hadron, Inc.

     The Company contracts with Hadron, Inc. for corporate and shareholder relations services. Charges for such services are based on time and material expended by Hadron personnel in providing such services. The Company expensed approximately $12,000 for these services during the six months ended December 31, 1997. Hadron subleases office space from the Company at the rental rate paid by the Company to its landlord and also shares certain office-related expenses. Total service charges to Hadron during the six months ended December 31, 1997, amounted to approximately $14,000.

Administrative Services Provided to AMASYS Corporation

     AMASYS shares certain general and administrative expenses with the Company for which the Company billed AMASYS approximately $2,000 during the six months ended December 31, 1997.

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

     Shortly after the Company exercised the Put, TII sold to a third-party the MRI assets that the Company had transferred to TII, which sale PrinCap claimed represented an event of default under the PrinCap Financing Agreement. In July, 1996, the Company and PrinCap consolidated the amount outstanding under the PrinCap Financing Agreement into a single note collateralized by MRI receivables from the House of Representatives which had been pledged to PrinCap.

     In August 1997, TII settled the MRI amounts due from the House of Representatives and paid the final amounts due to PrinCap, which released the Company from all obligations under the PrinCap
Financing Agreement and TII from its related indemnification of the Company.

     The Acquisition also provided for the restructuring of the Company's previously matured promissory notes to Infotech (the "Infotech Notes"), and allowed the Company to either seek indemnification from TII or reduce the amount of the Company's indebtedness under the Infotech Notes for costs or liabilities incurred by the Company in connection with the MRI business.

     The then outstanding principal was rolled into a 10% Senior Subordinated and Secured Note, due July 1, 2002 (the "AMASYS Note"), subject to future reduction or increase under certain circumstances. The AMASYS Note is secured by a continuing interest in all receivables, products and proceeds thereof, all purchase orders and all patents then or in the future held by the Company, and is subordinated to all Senior indebtedness. Interest on the Note is approximately $6,000 per month.


3.   Notes Payable

     In September 1997, the Company obtained a $50,000 line of credit and a $140,000 three year term loan from Century National Bank with annual principal repayments of $40,000, $40,000 and $60,000. The facilities, guaranteed by C.W. Gilluly, bear interest at a rate of prime plus two percent annually.

     In June 1997, the Company signed a note with a law firm converting accounts payable to the firm to a note payable in the amount of $50,000 due no later than December 17, 1998, together with all accrued interest thereon. The note bears interest at a rate of nine percent (9%) per annum.

     In July, 1996, the Company agreed with a data communications vendor to convert a net amount of accounts payable to the vendor and royalties receivable by the Company from the vendor to a note payable in the amount of $173,712. The note, bearing interest at 10%, was repaid in December, 1997.

     In December, 1993, the Company assumed certain unsecured, non-interest bearing debt obligations related to the acquisition of assets and certain liabilities of International Intelligence Report, Inc. At December 31, 1997, $7,950 was outstanding on these obligations, with $6,800 due within one year.

4.   Income Taxes

     The Company has recorded net income for the six months ended December 31, 1997; however, no tax provision has been recorded as the Company's net operating loss (NOL) and investment tax credit
(ITC) carryforwards are sufficient to offset this income for federal and state tax purposes.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Comparison of the three months ended December 31, 1997, to the three months ended December 31, 1996

     During the three months ended December 31, 1997, the Company's total revenues were approximately $1,306,000, or approximately $224,000 (21%) greater than the total revenues for the three months ended December 31, 1996. The increase of approximately $220,000 in information services revenues reflects revenues from new customers, certain contractual increases and royalties derived from the sale of Comtex' news to information distributors who pay the Company a royalty based upon usage. The increase of approximately $4,000 in data communications revenues reflects billings for delivery of the Company's products to new customers.

     Total costs and expenses for the three months December 31, 1997, were approximately $1,268,000, representing an approximately $226,000 (22%) increase in operating expenses from the three months ended December 31, 1996. This increase in operating expenses is principally due to increases in information services costs, data communications costs, sales and marketing and general and administrative expenses, offset by a decrease in product development expenses.

     Information services costs during the quarter ended December 31, 1997, increased approximately $101,000 (23%) over these costs in the quarter ended December 31, 1996. This increase was due to an increase in the fees and royalties to information providers, as new sources were added and revenues increased.

     Data communications costs increased approximately $85,000 (80%) during the quarter ended December 31, 1997 as compared with the quarter ended December 31, 1996. This current period increase is primarily a result of the absence of a one-time credit of approximately $57,000 applied during the three months ended December 31, 1996, from the Company's primary data communications vendor, as well as increased data volume related to additional content delivered to the Company's customers.

     Product development expenses decreased by approximately $31,000 (43%) for the three months ended December 31, 1997, compared to the three months ended December 31, 1996. This decrease is the result of a shift of personnel to focus on marketing strategies for the Company.

     Sales and marketing expenses increased by approximately $55,000 or approximately 43% for the three months ended December 31, 1997, compared to the three months ended December 31, 1996. This increase was due to increased compensation arising from the addition of marketing personnel and additional commissions related to the increase in information services revenues during the period.

     General and administrative expenses for the three months ended December 31, 1997 totaled approximately $279,000 or approximately $28,000 (11%) greater than these expenses during the three months ended December 31, 1996. This increase was principally due to increased expenses related to an office space expansion and additional personnel.

     The Company earned operating income of approximately $38,000 during the quarter ended December 31, 1997, compared to operating income of $40,000 during the quarter ended December 31, 1996. The Company earned net income of approximately $15,000 during the quarter ended December 31, 1997, compared to net income of approximately $12,000 for the quarter ended December 31, 1996. The slight increase in net income reflects the increase in revenues with a corresponding increase in operating expenses.


Comparison of the six months ended December 31, 1997, to the six months ended December 31, 1996

     During the six months ended December 31, 1997, the Company's total revenues were approximately $2,525,000, or approximately $403,000 (19%) greater than the total revenues for the six months ended December 31, 1996. The increase of approximately $390,000 in information services revenues reflects revenues from new customers, certain contractual increases and royalties derived from the sale of Comtex' news to information distributors who pay the Company a royalty based upon usage. The increase of approximately $13,000 in data communications revenues reflects billings for delivery of the Company's products to new customers.

     Total costs and expenses for the six months ended December 31, 1997, were approximately $2,461,000, representing an increase of approximately $441,000 (22%) in operating expenses from the six months ended December 31, 1996. This increase in operating expenses is principally due to increases in information services costs, data communications costs, sales and marketing and general and administrative expenses offset by a decrease in product development costs.

     Information services costs increased by approximately $224,000 (27%) during the six months ended December 31, 1997 compared to the six months ended December 31, 1996. This increase is due to increased personnel and an increase in the fees and royalties paid to information providers as sources were added and revenues increased.

     Data communications costs increased by approximately $90,000 (33%) during the six months ended December 31, 1997, compared to the six months ended December 31, 1996. This increase is due to the absence of the one-time credit of approximately $57,000 negotiated with the Company's primary data communications vendor during the six months ended December 31, 1996, as well as increased expenses related to greater data volume during the six months ended December 31, 1997.

     Product development expenses were approximately $51,000 lower during the six months ended December 31, 1997 than those expenses during the six months ended December 31, 1996. This decrease is due to the shift in personnel to focus efforts on marketing strategies for the Company.

     Sales and marketing expenses increased by approximately $138,000 or approximately 58% in the six months ended December 31, 1997, over the six months ended December 31, 1996, due to increased marketing personnel and additional commissions related to the increase in information services revenues during these six months.

     General and administrative expenses for the six months ended December 31, 1997, were approximately $67,000 (14%) higher than these expenses for the six months ended December 31, 1996. This increase is due to additional personnel in senior management, increased rent expense related to the Company's expanded office space and increased office supplies and telephone expenses related to additional personnel, offset by decreased recruiting fees and bad debt expense.

     The Company earned operating income of almost $64,000 during the six months ended December 31, 1997, compared to operating income of approximately $103,000 for the six months ended December 31, 1996. The Company earned net income of approximately $18,000 for the six months ended December 31, 1997, compared to net income for the six months ended December 31, 1996, of approximately $41,000. The decrease in operating and net income reflects the investment of increased revenues in personnel and information provider content as discussed above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     For the six months ended December 31, 1997, the Company's operations produced operating income of approximately $64,000 and net income of approximately $18,000. At December 31, 1997, the Company had negative working capital of approximately $254,000 as compared with negative working capital of approximately $305,000 at June 30, 1997. This increase in working capital is a result of utilizing long-term bank financing to repay a short term note due to C.W. Gilluly. The Company also had a net stockholders' deficit of approximately $810,000 at December 31, 1997, as compared to a net stockholders' deficit at June 30, 1997, of approximately $828,000. The decrease in stockholders' deficit was due to the retention of net income.

For the six months ended December 31, 1997, the Company's operating activities generated approximately $110,000 in cash. The Company had cash and cash equivalents of approximately $39,000 at December 31, 1997, compared to approximately $18,000 at June 30, 1997. To date, the Company's operations have generated cash flow sufficient to cover its monthly expenses. However, no assurance may be given that the Company will be able to expand its revenue base or achieve ongoing profitable operations that would be necessary to meet its liquidity needs in the future. If the Company is not successful in its efforts, it may undertake other actions as may be appropriate to preserve asset values.

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

Part II.  Other Information

Item 1. Legal Proceedings

                    None

     Item 4.  Submission of Matters to a Vote of Security Holders

              a)  The Company's Annual Meeting of Stockholders was held
                    December 11, 1997.

                  a.  At the Annual Meeting, the Company's stockholders
                    reelected the Company's four directors, approved an amendment to the Company's 1995 Stock Option Plan to increase by 1,200,000 the shares reserved for issuance thereunder, approved the adoption of the Company's 1997 Employee Stock Purchase Plan, and ratified the appointment of Ernst & Young, LLP as the Company's independent accountants.

             The following votes were cast at the Annual Meeting with respect to each of the matters above:

     Directors:
       Director         Votes For    Votes        Abstentions and
                                     Withheld     Broker Non-Votes
        --------        ---------    --------     ----------------
       C.W. Gilluly      6,783,676      49,300         -
       Erik Hendricks    6,803,016      29,960         -
       Robert A. Nigro   6,717,676     115,300         -
       Charles W. Terry  6,783,676      49,300         -


     Amendment of 1995 Stock Option Plan:
                                             Abstentions and
       Votes For         Votes Against       Broker Non-Votes
       -------------     -------------       ----------------
       5,442,933         212,178             1,177,865


     Adoption of 1997 Employee Stock Purchase Plan:
                                             Abstentions and
       Votes For         Votes Against       Broker Non-Votes
       -------------     -------------       ----------------

       5,594,161         70,450              1,168,365

     Ratification of Appointment of Accountants:
                                             Abstentions and
          Votes For      Votes Against       Broker Non-Votes
          -------------  -------------       ----------------
          6,800,546      11,800              20,630

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

                              COMTEX SCIENTIFIC CORPORATION
                                        (Registrant)


Dated:  February 13, 1998     By:  /S/   C.W. GILLULY
                                   C.W. Gilluly
                                   Chairman of the Board

                              By:  /S/   DONALD E. ZIEGLER
                                   Donald E. Ziegler
                                   Chief Financial Officer
                                   (Principal Financial and
                                     Accounting Officer)