Form 10-Q
period 1998-03-31
COMTEX SCIENTIFIC CORP
filed 1998-05-13
CIK 352988

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                     ---------------------
                           Form 10-Q
                     ---------------------

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1998 or

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

                   Yes /X/        No / /

As of May 8, 1998, 7,859,417 shares of the Common Stock of the registrant were outstanding.

                 COMTEX SCIENTIFIC CORPORATION
                       TABLE OF CONTENTS



Part I Financial Information:                          Page No.

     Item 1.  Financial Statements

               Balance Sheets                                3
                at March 31, 1998 (unaudited)
                and June 30, 1997

               Statements of Operations                      4
                for the Three and Nine Months Ended
                March 31, 1998 and 1997 (unaudited)

               Statements of Cash Flows                      5
                for the Nine Months Ended
                March 31, 1998 and 1997 (unaudited)

               Notes to Financial Statements                 6


     Item 2.  Management's Discussion and Analysis           10
                of Financial Condition and Results
                of Operations

Part II Other Information:


     Item 6.    Exhibits and Reports on Form 8-K             14


     SIGNATURES                                              15

COMTEX SCIENTIFIC CORPORATION
BALANCE SHEETS AT MARCH 31, 1998 AND JUNE 30, 1997

                                                                            March 31,        June 30,
                                                                              1998             1997
                                                                        ----------------  --------------
                                                                           (Unaudited)
ASSETS

  CURRENT ASSETS
    Cash                                                                 $      157,793    $     17,927
    Accounts Receivable, Net of Allowance of $63,000 and $77,000
        at March 31, 1998 and June 30, 1997, respectively                       800,625         935,619
    Advances to TII, a related party                                                  0         266,000
    Prepaid Expenses and Other Current Assets                                    31,735          47,094
                                                                        ----------------  --------------
              TOTAL CURRENT ASSETS                                              990,153       1,266,640

  PROPERTY AND EQUIPMENT, NET                                                   252,934         199,982

  DEPOSITS AND OTHER ASSETS                                                      63,133          64,561
                                                                        ----------------  --------------
TOTAL ASSETS                                                                  1,306,220       1,531,183
                                                                        ================  ==============
LIABILITIES AND STOCKHOLDERS' DEFICIT

  CURRENT LIABILITIES:
    Accounts Payable                                                            525,632         529,612
    Accrued Expenses                                                            449,154         459,034
    Amounts due to Related Parties                                              204,628         294,113
    Notes Payable                                                                96,415         288,792
                                                                        ----------------  --------------
              TOTAL CURRENT LIABILITIES                                       1,275,829       1,571,551

  LONG-TERM LIABILITIES:
    Long-Term Notes Payable - Affiliate                                         732,872         732,872
    Other Long-Term Notes Payable                                               100,000          55,100
                                                                        ----------------  --------------
              TOTAL LONG-TERM LIABILITIES                                       832,872         787,972
                                                                        ----------------  --------------
TOTAL LIABILITIES                                                             2,108,701       2,359,523

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

    Common Stock, $0.01 Par Value - Shares Authorized: 18,000,000;
         Shares issued and outstanding: 7,859,417 and 7,858,417,
         respectively                                                            78,594          78,584
    Additional Capital                                                        9,980,668       9,980,538
    Accumulated Deficit                                                     (10,861,743)    (10,887,462)
                                                                        ----------------  --------------
                                                                               (802,481)       (828,340)
                                                                        ----------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                   1,306,220       1,531,183
                                                                        ================  ==============

The accompanying "Notes to Financial Statements" are an integral part of these financial statements.

COMTEX SCIENTIFIC CORPORATION
STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1998 AND 1997
(UNAUDITED)


                                               Three months ended           Nine months ended
                                                    March 31,                   March 31,
                                           --------------------------  --------------------------
                                               1998           1997         1998           1997
                                           ------------   -----------  ------------  ------------
REVENUES
     Information Services Revenues         $  1,232,981   $   970,551   $ 3,477,403   $ 2,825,099
     Data Communications Revenues               132,358       129,636       413,016       397,646
                                           ------------   -----------  ------------  ------------
          Total Revenues                      1,365,339     1,100,187     3,890,419     3,222,745
                                           ------------   -----------  ------------  ------------
COSTS AND EXPENSES
     Costs of Information Services              580,622       489,196     1,643,565     1,328,464
     Costs of Data Communications               179,177       118,127       544,937       393,876
     Product Development                         41,540        65,761       115,344       191,032
     Sales and Marketing                        218,398       138,781       595,796       377,818
     General and Administrative                 287,614       241,201       820,240       707,082
     Depreciation and Amortization               27,744        14,991        76,422        89,752
                                           ------------   -----------  ------------  ------------
          Total Costs and Expenses            1,335,095     1,068,057     3,796,304     3,088,024
                                           ------------   -----------  ------------  ------------
INCOME FROM OPERATIONS                           30,244        32,130        94,115       134,721

INTEREST AND OTHER EXPENSE, NET                 (22,855)      (26,520)      (68,036)      (87,901)
                                           ------------   -----------  ------------  ------------
INCOME FROM OPERATIONS BEFORE
  INCOME TAXES                                    7,389         5,610        26,079        46,820

INCOME TAXES                                         28             -           360           346
                                           ------------   -----------  ------------  ------------

NET INCOME                                        7,361         5,610        25,719        46,474
                                           ============   ===========  ============  ============



BASIC EARNINGS PER COMMON SHARE           $         .00   $       .00    $      .00  $        .01
                                           ============   ===========  ============  ============

DILUTED EARNINGS PER COMMON SHARE         $         .00   $       .00    $      .00  $        .01
                                           ============   ===========  ============  ============


WEIGHTED AVERAGE NUMBER OF COMMON SHARES      7,859,417     7,858,417     7,858,749     7,858,417
                                           ============   ===========  ============  ============

WEIGHTED AVERAGE NUMBER OF SHARES
 ASSUMING DILUTION                           10,122,563     7,858,417     9,995,871     7,858,417
                                           ============   ===========  ============  ============

The accompanying "Notes to Financial Statements" are an integral part of these financial statements.

COMTEX SCIENTIFIC CORPORATION
STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND 1997
(UNAUDITED)
                                                                            Nine Months Ended
                                                                                 March 31,
                                                                      ----------------------------
                                                                           1998           1997
                                                                      ------------      ----------
Cash Flows from Operating Activities:
   Net Income                                                          $    25,719       $  46,474
   Adjustments to reconcile net income to net cash
              provided by (used in ) operating activities:
    Depreciation and Amortization Expense                                   76,422          89,752
    Bad Debt Expense                                                        19,590          25,091
    Loss on Disposal of Fixed Assets                                             0              68
   Changes in Assets and Liabilities:
       Accounts Receivable                                                 115,404        (103,125)
       Prepaid Expenses and Other Current Assets                            15,359         (18,638)
       Deposits and Other Assets                                               864               0
       Accounts Payable                                                     (3,980)        (70,859)
       Accrued Expenses                                                     (9,880)        162,392
       Amounts due to Related Parties                                       57,937          36,662
                                                                      ------------      ----------
    Net Cash provided by Operating Activities                              297,435         167,817
                                                                      ------------      ----------
Cash Flows from Investing Activities:
   Purchases of Property and Equipment                                    (128,810)        (31,688)
   Proceeds from Sale of Fixed Assets                                            -           2,371
   Advances to TII                                                               -         (12,395)
   Repayments of Advances                                                  266,000          37,738
                                                                      ------------      ----------
    Net Cash provided by (used in) Investing Activities                    137,190          (3,974)
                                                                      ------------      ----------
Cash Flows from Financing Activities:
   Proceeds from Notes Payable                                             140,000               -
   Repayments on Notes Payable                                             (21,477)       (101,548)
   Repayments on Notes Payable to Related Parties                         (147,422)         (1,265)
   Exercise of Stock Options                                                   140               -
   Repayments against PrinCap Financing Agreement                         (266,000)              -
                                                                      ------------      ----------
    Net Cash used in Financing Activities                                 (294,759)       (102,813)
                                                                      ------------      ----------
Net Increase in Cash and Cash Equivalents                                  139,866          61,030

Cash and Cash Equivalents Balance at Beginning of Period                    17,927          57,644
                                                                      ------------      ----------
Cash and Cash Equivalents Balance at End of Period                    $    157,793      $  118,674
                                                                      ============      ==========
Supplemental disclosure of cash flow information:
    Cash paid for interest                                            $     12,998      $   21,988
    Cash paid for income taxes                                        $        360      $      346


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

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Comprehensive Income, and Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, which are required to be adopted for fiscal years beginning after December 15, 1997. Upon the effective date of each of the new statements, the Company will make the necessary changes, as applicable, to comply with the provisions of each statement and restate all prior periods presented. The Company does not expect the adoption of these statements to have a material impact on the Company's financial condition or results of operations.

     Certain amounts for the three and nine months ended March 31, 1997, have been reclassified to conform to the presentation of the three and nine months ended March 31, 1998.

2.   Related Party Transactions

     AMASYS Corporation ("AMASYS"), the successor corporation to Infotechnology, Inc. ("Infotech"), in addition to being the Company's majority stockholder (approximately 60%), is also the majority stockholder (approximately 82%) of Telecommunications Industries, Inc. ("TII"), which ceased operations in 1996. C.W. Gilluly, Ed.D., Chairman of the Company, was Chairman and Chief Executive Officer of TII. Dr. Gilluly is also Chairman and Chief Executive Officer of Hadron, Inc. of which AMASYS owns approximately 12% of the outstanding shares. The Chairman, Chief Financial Officer and Corporate Secretary of the Company have similar duties with Hadron, Inc. More than 50% of their time is spent on other than Company matters. During the nine months ended March 31, 1998, the following transactions occurred.

Corporate Services Provided by/to Hadron, Inc.

     The Company contracts with Hadron, Inc. for corporate and shareholder relations services. Charges for such services are based on time and material expended by Hadron personnel in providing such services at a rate equal to Hadron's costs. The Company expensed approximately $19,000 for these services during the nine months ended March 31, 1998. Hadron subleases office space from the Company at the same rental rate paid by the Company to its landlord and also shares certain office-related expenses at cost based upon usage. Total service charges to Hadron during the nine months ended March 31, 1998, amounted to approximately $19,000. Management believes the methods used for allocating these charges are reasonable.

Administrative Services Provided to AMASYS Corporation

     AMASYS shares certain general and administrative expenses with the Company based on usage for which the Company billed AMASYS approximately $3,000, the Company's cost, during the nine months ended March 31, 1998. Management believes the methods used for allocating these charges are reasonable.


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

     In July 1996, the Company agreed with a data communications vendor to convert a net amount of accounts payable to the vendor and royalties receivable by the Company from the vendor to a note payable in the amount of $173,712. The note, bearing interest at 10%, was repaid in December 1997.

     In December 1993, the Company assumed certain unsecured, non-interest bearing debt obligations related to the acquisition of assets and certain liabilities of International Intelligence Report, Inc. As of March 31, 1998, $6,415 was outstanding on these obligations and due within one year.


4.   Income Taxes

     The Company has recorded net income for the nine months ended March 31, 1998; however, no tax provision has been recorded as the Company's net operating loss (NOL) and investment tax credit (ITC) carryforwards are sufficient to offset this income for federal and state tax purposes.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 1998, to the three months ended March 31, 1997

     During the three months ended March 31, 1998, the Company's total revenues were approximately $1,365,000, or approximately $265,000 (24%) greater than the total revenues for the three months ended March 31, 1997. Revenues are derived from two sources. Information services is the primary business of the Company and involves the aggregation, formatting and value-add of real-time news sources. Data communications revenues represent the recovery of costs incurred in the delivery of the information services to customers. The increase of approximately $262,000 in information services revenues reflects approximately $164,000 in revenues from new customers and approximately $98,000 representing growth from existing customers. Revenue growth from existing customers consisted of usage-based royalties and certain contractual increases. The increase of approximately $3,000 in data communications revenues reflects billings for delivery of the Company's products to new customers.

     Total costs and expenses for the three months March 31, 1998 were approximately $1,335,000, representing an approximately $267,000 (25%) increase in operating expenses from the three months ended March 31, 1997. This increase in operating expenses is principally due to increases in information services costs, data communications costs, sales and marketing and general and administrative expenses, offset by a decrease in product development expenses.

     Information services costs during the quarter ended March 31, 1998 increased approximately $91,000 (19%) over these costs in the quarter ended March 31, 1997. This increase was due primarily to increased fees and royalties to information providers as new sources were added and revenues increased, as well as increased computer supplies and software expenses.

     Data communications costs increased approximately $61,000 (52%) during the quarter ended March 31, 1998 compared with the quarter ended March 31, 1997. This increase is primarily a result of increased data volume related to additional content delivered to the Company's customers and the absence of a service credit of approximately $11,500 recorded in the prior year.

     Product development expenses decreased by approximately $24,000 (37%) for the three months ended March 31, 1998 compared to the three months ended March 31, 1997. This decrease is the result of a shift of personnel to focus on marketing strategies for the Company.

     Sales and marketing expenses increased by approximately $80,000 or approximately 57% for the three months ended March 31, 1998 compared to the three months ended March 31, 1997. This increase was due to increased compensation arising from the addition of marketing and sales personnel, increased travel expenses related to business development and additional commissions based on the increase in information services revenues during the period.

     General and administrative expenses for the three months ended March 31, 1998 totaled approximately $288,000 or approximately $46,000 (19%) greater than these expenses during the three months ended March 31, 1997. This increase was principally due to increased expenses related to an office space expansion, recruiting expenses and increased office supplies expenses related to additional personnel in the organization and increased employee bonuses commensurate with the increase in revenues.

     The Company earned operating income of approximately $30,000 during the quarter ended March 31, 1998, compared to operating income of $32,000 during the quarter ended March 31, 1997. The Company earned net income of approximately $7,000 during the quarter ended March 31, 1998, compared to net income of approximately $6,000 for the quarter ended March 31, 1997.


Comparison of the nine months ended March 31, 1998, to the nine months ended March 31, 1997

     During the nine months ended March 31, 1998, the Company's total revenues were approximately $3,890,000, or approximately $668,000 (21%) greater than the total revenues for the nine months ended March 31, 1997. The increase of approximately $652,000 in information services revenues reflects approximately $278,000 in revenues from new customers and approximately $374,000 in growth generated by existing customers. Existing customer revenue growth included usage-based royalties derived from the sale of Comtex' products and certain contractual increases. The increase of approximately $15,000 in data communications revenues reflects billings for delivery of the Company's products to new customers.

     Total costs and expenses for the nine months ended March 31, 1998 were approximately $3,796,000, representing an approximately $708,000 (23%) increase in operating expenses over the nine months ended March 31, 1997. This increase in operating expenses is due to increases in information services costs, data communications costs, sales and marketing and general and administrative expenses, partially offset by a decrease in product development costs.

     Information services costs increased by approximately $315,000 (24%) during the nine months ended March 31, 1998 compared to the nine months ended March 31, 1997. This increase is due to increased personnel, an increase in the fees and royalties paid to information providers as sources were added and revenues increased and additional spending on computer supplies and software.

     Data communications costs increased by approximately $151,000 (38%) during the nine months ended March 31, 1998 compared to the nine months ended March 31, 1997. This increase is due to a service credit of approximately $14,000 negotiated with the Company's primary data communications vendor during the current period compared to a credit of approximately $68,000 in the prior year, as well as increased expenses related to greater data volume during the nine months ended March 31, 1998.

     Product development expenses were approximately $76,000 (40%) lower during the nine months ended March 31, 1998 than those expenses during the nine months ended March 31, 1997. This decrease is due to the shift in personnel to focus efforts on marketing strategies for the Company.

     Sales and marketing expenses increased by approximately $218,000 (58%) in the nine months ended March 31, 1998, over the nine months ended March 31, 1997, due to increased marketing and sales personnel, additional travel expenses associated with business development and additional commissions related to the increase in information services revenues during these nine months.

     General and administrative expenses for the nine months ended March 31, 1998, were approximately $113,000 (16%) higher than these expenses for the nine months ended March 31, 1997. This increase is due to additional personnel in senior management, increased rent and office maintenance expense associated with the Company's expanded office space, increased office supplies and telephone expenses related to additional personnel and an increase in employee bonuses commensurate with the increase in revenues, slightly offset by decreased conference attendance fees.

     The Company earned operating income of approximately $94,000 during the nine months ended March 31, 1998, compared to operating income of approximately $135,000 for the nine months ended March 31, 1997. The Company earned net income of almost $26,000 for the nine months ended March 31, 1998, compared to net income for the nine months ended March 31, 1997, of approximately $46,000. The decrease in operating and net income reflects the investment of increased revenues in personnel and information provider content as discussed above, partially offset by a decrease in interest expense related to the reduction in the AMASYS Note and payment of a vendor note.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     For the nine months ended March 31, 1998, the Company's operations produced operating income of approximately $94,000 and net income of approximately $26,000. At March 31, 1998, the Company had negative working capital of approximately $286,000 as compared with negative working capital of approximately $305,000 at June 30, 1997. This increase in working capital is a result of utilizing long-term bank financing to repay a short term note due to C.W. Gilluly, partially offset by capital expenditures. The Company also had a net stockholders' deficit of approximately $802,000 at March 31, 1998, as compared to a net stockholders' deficit at June 30, 1997, of approximately $828,000. The decrease in stockholders' deficit was due to the retention of net income.

     For the nine months ended March 31, 1998, the Company's operating activities generated approximately $297,000 in cash. The Company had cash and cash equivalents of approximately $158,000 at March 31, 1998, compared to approximately $18,000 at June 30, 1997. To date, the Company's operations have generated cash flow sufficient to cover its monthly expenses. However, no assurance may be given that the Company will be able to expand its revenue base or achieve ongoing profitable operations that would be necessary to meet its liquidity needs in the future. If the Company is not successful in its efforts, it may undertake other actions as may be appropriate to preserve asset values, including bank financing and debt negotiations with AMASYS.

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


YEAR 2000

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year, resulting in possible system failure or miscalculations causing disruptions of operations.

     The Company has completed an internal review and assessment of the impact of the Year 2000 issue upon its operating, financial and accounting systems. At this time the Company believes that the Year 2000 issue will not pose any significant operational problems or costs.

     Part II.  Other Information


     Items 1 - 5.   None.


     Item 6.        Exhibits and Reports on Form 8-K.


     (a)  Exhibits

          11   Earnings Per Share Computation

          27.1 Financial Data Schedule

          27.2 Financial Data Schedule

          27.3 Financial Data Schedule

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

                                   COMTEX SCIENTIFIC CORPORATION
                                             (Registrant)


     Dated:  May 13, 1998          By:  /S/   C.W. GILLULY
                                        C.W. Gilluly
                                        Chairman of the Board

                                   By:  /S/   DONALD E. ZIEGLER
                                        Donald E. Ziegler
                                        Chief Financial Officer
                                        (Principal Financial and
                                          Accounting Officer)