Form 10-K405
period 1998-06-30
COMTEX SCIENTIFIC CORP
filed 1998-09-25
CIK 352988

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.

                             FORM 10-K

(Mark One)

 X Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended June 30, 1998; or

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number    0-10541

                   COMTEX SCIENTIFIC CORPORATION
       (Exact name of registrant as specified in its charter)

    New York                                      13-3055012__
(State or other jurisdiction                 (I.R.S. Employer
of incorporation or organization)              Identification No.)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

As of September 23, 1998, the aggregate market value of the common stock held by non-affiliates of the Registrant (based upon the average bid and asked prices of the common stock as reported by the National Association of Securities Dealers Inc. through its Electronic OTC Bulletin Board) was approximately $809,115.

As of September 23, 1998, 7,903,399 shares of the Common Stock of the Registrant were outstanding.

                             PART I


Item 1.   Business

General

     Comtex Scientific Corporation (the "Company" or "Comtex") was incorporated in New York in 1980. As a result of a series of transactions during the Company's fiscal year 1989, Infotechnology, Inc. ("Infotech"), a Delaware business development corporation, then principally engaged in the information and communications business, acquired majority ownership of the Company.

     During the 1980s and early 1990s, the Company incurred significant losses and a resultant shareholder deficit due to the failure to realize market penetration as a retail source of news and information. In 1994, new management established a new direction for the Company by focusing on the aggregation, value-add and repackaging of content for resale to distributors in the financial, online and corporate information services markets. With the new focus, the Company has been able to achieve nearly 20% growth in information services revenues and achieve profitability during the past two years, while investing in sales, marketing, technical resources and infrastructure.

Business Information Services

     Comtex is an integrator and value-added distributor of real-time news sources. Comtex aggregates and converts multiple real-time news sources into editorially enhanced real-time news products for resellers in a variety of markets, including financial, online and corporate information services. Real-time denotes the electronic transmission of breaking news stories while events are happening and before the story's appearance in print and television media. The Company's news sources provide the content for the Company's products and contain late-breaking U.S. and international news and events, worldwide economic news and indices, news and information on over 15,000 public and private companies, Securities and Exchange Commission ("SEC") filings within 24 hours of release, and up-to-the-minute sports and entertainment news from around the world.

     The Company gathers its news and information from a broad range of established electronic newswire sources including, but not limited to, Business Wire, Futures World News, Knight-Ridder/Tribune, Newsbytes News Network, Phillips Publishing Corporation, PR Newswire, The Sports Network and United Press International. The Company also has agreements with a large collection of international-based news agency services including, but not limited to, Africa News Service, Agence France Presse, Asia Pulse, Inter Press Service, ITAR/TASS News Agency, South American Business Information and Xinhua News Agency.

    The Company has developed a proprietary automated editorial method for processing and converting the real-time news feeds into the Comtex value-added format. The conversion process relies heavily on computer technology and data management software. As electronic news feeds and other submissions of news and information are received, the Company's computers convert each story into a common data format, apply standardized document coding, and assign relevant keywords, including ticker symbols of any public companies mentioned in the story. After the processing has been completed, the Company's data management software sorts each news story into topic defined product categories. The Company's editorial and product development staff monitor and edit the electronic processing and categorization of incoming news items to ensure the Company's products meet various market needs and product specifications.

    The Company's volume and variety of independent news sources, automated editorial process and proprietary conversion process are believed by management to be an advantage over other individual providers of real-time news services. The automated editorial process increases the Company's efficiencies of operation, relevancy of stories routed to pre-defined product categories and provides the Company's customers with the ability to create customized information products for their markets. The Company's value-adds reduce costs and simplify the customer's development of information products and online, World Wide Web ("WEB") applications.

    The Company delivers its information products in a variety of ways to suit customer requirements. These delivery methods include:

      0  Broadcast news feed via leased lines, FM transmission
          or satellite downlink
      0  Internet delivery of news products

Customers are provided with implementation specifications and guidance from the Company's technical services department for integrating the Company's editorially enhanced news feeds into their products.

    Consistent with standard practice in the information services industry, the Company generally has renewable long-term contractual relationships with those information providers and information distributors with which it does business. These information services contracts typically provide for both minimum fees and royalties based upon expected and achieved volumes of usage. Fees and royalties from information distributors comprise the majority of the Company's revenues. Data communications revenues represent the recovery of costs incurred in delivering the information over various media.

   The Company believes that its aggregation of more than thirty news and information sources and variety of product delivery methods, in combination with its automated editorial process and single delivery format, substantially reduce its customer's cost of acquiring and installing electronic information feeds from multiple sources, and increases the customer's ability to quickly create products from the categorized information feeds. The Company therefore takes advantage of a broad range of market opportunities emerging within the rapidly changing information industry to meet the needs of information distributors in a variety of markets.

Customers, Sales and Marketing

   The Company's customers consist of electronic news and information distributors who create a product with the Company's products and in turn sell to their customers: end-user markets and corporations, who use the combined services for market research, business intelligence and investment analysis. Electronic news and information distributors include business and consumer online services, personal investor WEB sites, general information WEB sites, Wall Street stock quote vendors, electronic clipping software and service providers and wireless information services.

   The Company's marketing strategies center on adapting its pricing model to the business model of each individual distributor. These models vary from fixed fees to variable royalties based upon usage against a minimum fee.

   The Company's sales force is organized around its three primary markets - financial, online and corporate information services. The sales force receives a base salary and earns commissions on both new customers and revenue growth from existing customers. The Company's compensation plan is consistent with industry compensation practices.

   Current distributor customers include, but are not limited to, AT Financial, Bloomberg L.P., Bridge Trading Company, Burrelle's, CNN Interactive, CompuServe, Inc., NewsEdge, Inc., ILX, OneSource Information Services, Inc., PC Quote, PointCast, Inc., Reuters Ltd., Telerate, Inc., Telescan, Thomson Consumer Products Group, Time Warner Cable, Track Data and WavePhore Newscast.

Product and Service Offerings

    The core products currently supported by the Company's technical and customer service departments include a series of topic-defined news products marketed under the brand name
"CustomWires TM ". The Company also supports production of original news products under the brand name "Comtex Newsroom".

   CustomWires TM are topic-defined newswires that contain only the topic-relevant stories from more than thirty newswire services distributed by the Company. Stories are selected by the Company's automated editorial software according to the significance of the story's content relative to specific CustomWires TM topics. The Company offers fourteen topics under the CustomWires TM brand name: Business, Community, Energy, Environment, Finance, Foreign Business, Government, Healthcare, High Technology, International, Public Companies, Sports, Wall Street and World Affairs and an additional ten geographical CustomWires TM focusing on specific international regions.

   Comtex Newsroom produces editorially enhanced news products:
Investor Alert, Market Alert and Top Headlines. Investor Alert tracks significant stock market activity by volume, price points and price percentage from the New York Stock Exchange, American Stock Exchange and NASDAQ Stock Market and supplies in-depth, analytical tables to allow tracking of trends both in industry and individual company stocks. Market Alert delivers market activity updates from U.S. securities and commodity exchanges including early morning calls, active stock lists, closing volumes, analyst comments and summaries, selected indices in major international trading centers and weekly U.S. economic indicators. Top Headlines is an editorial service that selects the ten most significant news stories of the day in each of eleven topic-based CustomWiresTM . The Top Headlines categories are: Business, Community, Energy, Entertainment, Environment, Finance, Government, Healthcare, High Technology, International and Sports. Top Headlines are offered as Headlines Only, Headlines and Summaries or Headlines and Stories, and are updated and released to customers up to three times a day. Based on specific market interest, the Company developed an additional thirteen industry specific categories. A list of the top five to seven stories from each industry category is generated and distributed to customers a minimum of once a day. These categories include vertical industries such as Airlines, Automobile, Banking, Hardware, Insurance, Oil, Publishing, Telecommunications and Utilities.

      Utilizing the same automated editorial and format conversion process, the Company has broadened its services to include offering news processing services to large-scale content distributors and information providers. The Company believes this new offering will increase the reliance that information providers and distributors have on the Company and, at the same time, attract even more customers to Comtex.

      The Company believes the rapid growth in the use of electronic information by consumers, businesses and professional investors will continue to create a significant market for the Company's information products and outsourcing services.

      The Company relies heavily on third-party information sources for the content of its product offerings. Interruption in, or the termination of, service from a significant number of the Company's information sources would affect the Company's ability to offer products or maintain product quality. Accordingly, the failure or inability to restore or replace such interrupted or terminated services could have an adverse effect on revenues (see Item 7 - Management's Discussion and Analysis of Financial Conditions and Results of Operation).

Competition

    The Company competes with individual national and international electronic news and information wire services. Established electronic newswire services such as Associated Press, Dow Jones News/Retrieval and Reuters are viewed by certain customers as direct competitors. The Company believes that because these competitors primarily offer only their proprietary content, they cannot offer the breadth, depth and magnitude of real-time news content that is available from the Company. Additionally, the Company does not believe these entities utilize a technological approach to processing and delivering value-added information products similar to that used by the Company and therefore cannot as efficiently meet the needs of our customers.

    Many of the numerous and emerging companies involved in distributing electronic information services to consumers, the corporate marketplace and Wall Street firms have become customers, not competitors, of Comtex. These companies provide a selection of electronic news and information feeds as a value-added service to their product offerings. The Company believes these information services companies are uniquely positioned to propose total solutions to their specific markets and the Company is well positioned to enhance their ability to do so.

Product Development

     For the years ended June 30, 1998, 1997 and 1996, the
Company's product development costs were approximately $165,000, $270,000 and $239,000, respectively. The decrease in the current period is due to a shift of resources to focus on marketing strategies for the Company.

    In addition, during fiscal year 1998, the Company commenced a development effort to upgrade its software and computer hardware system components to expand its product capabilities and to meet future client requirements. In fiscal year 1998, the Company incurred and capitalized approximately $170,000 on this initiative. Completion of the estimated $400,000 upgrade project is expected early in calendar year 1999.

    The Company has broadened its services to offer distributors and information providers an outsourcing service for the processing and distribution of their information. For the information distributor, the Company aggregates and pre-processes multiple sources of content into the Comtex value-added format, allowing the distributor to focus efforts on their end-user products. For the information providers, the Company converts the information provider's feed into the Comtex value-added format, allowing for easy integration by their customers, and distributes the feed to those customers. Additionally, the information provider has the potential for immediate distribution access to the customers of Comtex' more than ninety distributors.

Employees

    At June 30, 1998, the Company had 30 full-time employees.
The employees are not members of a union and the Company believes employee relations are generally good. The Company's Chairman, Chief Financial Officer and Corporate Secretary have similar duties with Hadron, Inc. More than 50% of their time is spent on other than Company business.

Other Information

    AMASYS Corporation,("AMASYS") (the successor corporation to Infotechnology, Inc., "Infotech"), legally or beneficially controls 4,693,940 (approximately 59%) of the issued and outstanding shares of the Company. As discussed in Note 4 of the Notes to Financial Statements, 2,540,503 shares of the Company's common stock owned by AMASYS are subject to option by C.W. Gilluly, Ed.D., the Chairman of the Board of Directors of both the Company and AMASYS. Dr. Gilluly and his spouse, Marny Gilluly, (the "Gillulys") also directly own options to acquire an additional 2,540,503 shares of the Company's common stock (see
Note 4 of the Notes to Financial Statements).

Item 2.  Properties

    The Company owns no real estate. The Company leases office space at 4900 Seminary Road in Alexandria, Virginia. The Company currently occupies approximately 9,400 square feet at an annual rental of approximately $200,000. The lease agreement expires in August, 2002. Approximately 660 square feet is subleased to Hadron, Inc. at the same rental rate paid to the Company's landlord.


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

      The range of high and low bid quotations for the Common
Stock, as obtained from Bloomberg Financial Services, for each quarterly period during fiscal years 1998 and 1997 is shown below:

Fiscal Year Ended June 30, 1998                High      Low
       First Quarter
       (7/1 to 9/30/97)                         7/32       1/8

       Second Quarter
      (10/1 to 12/31/97)                         1/4       1/8

       Third Quarter
      (1/1 to 3/31/98)                          9/32      3/16

       Fourth Quarter
      (4/1 to 6/30/98)                           1/2      5/32

Fiscal Year Ended June 30, 1997                 High      Low
       First Quarter
       (7/1 to 9/30/96)                          1/8      1/32

       Second Quarter
       (10/1 to 12/31/96)                       3/32      1/16

       Third Quarter
       (1/1 to 3/31/97)                          1/8      3/32

       Fourth Quarter
       (4/1 to 6/30/97)                         5/32      5/32

     The approximate number of holders of record of the Company's
Common Stock as of September 23, 1998 was 590.

     The Company has never paid a cash dividend on its Common
Stock and does not anticipate the payment of cash dividends to shareholders in the foreseeable future.

Item 6.   Selected Financial Data

     The following table sets forth selected financial data for each of the last five fiscal years of the Company.

                                                   Fiscal Year Ended June 30,
                                                     -----------------------
(amounts in thousands except
 per share data)                        1998      1997      1996       1995       1994
                                       -------    -------   --------   --------   -------
Information Services Revenues          $ 4,830    $ 4,066    $ 3,219    $ 2,769    $3,025
Data Communications Revenues               571        526        330        288       290
Total Comtex Net Revenues              $ 5,401    $ 4,592    $ 3,549    $ 3,057    $3,315
Income (Loss) from Operations          $   156    $   228    $  (362)   $  (166)   $  489
Net Income (Loss)                      $    64    $   113    $  (472)   $  (260)   $  387
Basic Net Income(Loss) Per Share       $   .01    $   .01    $  (.06)   $  (.03)   $  .05
Diluted Net Income (Loss) Per Share    $   .01    $   .01    $  (.06)   $  (.03)   $  .05
Balance Sheet Data at Year End:
   Total Assets                        $ 1,434    $ 1,531    $ 1,382    $ 1,851    $1,191
   Long-term Obligations <F1>          $   833    $   788    $ 1,083    $ 1,075    $   79

<F1> The Company's notes payable to Infotech were classified as long-term obligations in the fiscal year ended June 30, 1990. The notes were classified as current obligations subsequent to fiscal year 1990 based upon the Company's inability to negotiate an extension of their maturity with Infotech. In fiscal year 1995, the Company restructured the notes into the Amended Infotech Note.


Item 7.Management's Discussion and Analysis of Financial
Condition and Results of Operation


RESULTS OF OPERATIONS

Comparison of the Fiscal Year ended June 30, 1998 to the Fiscal
                    Year ended June 30, 1997

    During the year ended June 30, 1998, the Company's total revenues were approximately $5,401,000 or approximately $809,000 (18%) greater than revenues for the year ended June 30, 1997. Of the approximately $764,000 increase in information services revenues, approximately 60% represents revenues from new customers and approximately 40% reflects the net increase in revenues derived from the sale of Comtex' products to existing information distributors who pay the Company a royalty based upon usage. The increase of approximately $45,000 in data communications revenues reflects billings for delivery of the Company's products to new customers.

     Total costs and expenses for the fiscal year ended June 30, 1998, were approximately $5,245,000, compared to approximately $4,364,000 for the fiscal year ended June 30, 1997, an increase of approximately $881,000 (20%). The increase in total costs and expenses is principally due to increased information services costs, data communications costs, sales and marketing costs and general and administrative expenses, offset by a decrease in product development expenses.

     Costs of information services were approximately $2,253,000 for the fiscal year ended June 30, 1998, compared to approximately $1,846,000 for the fiscal year ended June 30, 1997, an increase of approximately $407,000 (22%). This increase is primarily due to an increase in the royalties paid to information providers based on increased revenues. The increase is also attributable to increased fees to information providers as sources were added, additional personnel and increased spending on computer supplies, software and consulting services.

     Data communications costs increased by approximately $146,000 (25%) to approximately $733,000 for the fiscal year ended June 30, 1998, from approximately $587,000 in the fiscal year ended June 30, 1997. This increase is principally due to the increase in the number of customers and information providers and increased data volume during the fiscal year ended June 30, 1998.

     Product development expenses were approximately $165,000 for the fiscal year ended June 30, 1998 compared to $270,000 for the prior fiscal year. The decrease of approximately $105,000 (39%) is due to a shift in personnel from this department to focus on marketing strategies for the Company.

     Sales and marketing expenses were approximately $879,000 for the fiscal year ended June 30, 1998, compared to approximately $571,000 for the fiscal year ended June 30, 1997, an increase of approximately $308,000 (54%). This increase is due to increased marketing and sales personnel, additional travel expenses associated with business development and increased commissions related to the increase in information services revenues in the current year.

     General and administrative expenses were approximately $1,111,000 for the fiscal year ended June 30, 1998 compared to approximately $985,000 for the prior fiscal year. The increase of approximately $126,000 (13%) is due to increased legal fees corresponding to an increase in the number of contracts negotiated with new customers, increased rent expense associated with the Company's expanded office space, an increase in the employee bonus related to revenues and the fees associated with recruiting technical personnel.

     The Company earned operating income of approximately $156,000 during the fiscal year ended June 30, 1998 compared to operating income of approximately $228,000 during the fiscal year ended June 30, 1997. The Company earned net income of approximately $64,000 for the fiscal year ended June 30, 1998, compared to approximately $113,000 for the fiscal year ended June 30, 1997. The decrease in operating and net income reflects the investment of increased revenues in personnel and information provider content as discussed above, as well as the absence of a one-time resolution of revenues during the prior year as discussed in the results for the year ended June 30, 1997, below. The decrease in net income was partially offset by a decrease in interest expense related to the reduction in the AMASYS Note and payment of a vendor note.

Comparison of the Fiscal Year ended June 30, 1997 to the Fiscal
                    Year ended June 30, 1996

     During the year ended June 30, 1997, the Company's revenues were approximately $4,592,000 or approximately $1,043,000 (29%) greater than revenues for the year ended June 30, 1996. Of the increase of approximately $847,000 in information services revenues, approximately 48% reflects revenues from new customers and approximately 52% represents the net increase in revenues from contractual increases and royalties derived from the sale of Comtex' products to existing information distributors. The increase of approximately $196,000 in data communications revenues reflects the Company's increase in billing rates to fully recover communications costs incurred in delivering the Company's products and services.

     Total costs and expenses for the fiscal year ended June 30, 1997 were approximately $4,364,000, compared to approximately $3,911,000 for the fiscal year ended June 30, 1996, an increase of approximately $453,000 (12%). The increase in total costs and expenses is principally due to increased information services costs, product development, sales and general and administrative expenses offset by a decrease in the cost of data communications and depreciation expense.

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

     Product development costs were approximately $270,000 for the fiscal year ended June 30, 1997, compared to $239,000 for the fiscal year ended June 30, 1996, an increase of approximately $31,000 (13%). This increase is primarily due to increased personnel costs that have enabled the Company to continue to improve its product management capabilities and to enhance and augment the Company's CustomWires TM products.

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

     The Company earned operating income of approximately $228,000 during the fiscal year ended June 30, 1997, compared with an operating loss of approximately $362,000 during the fiscal year ended June 30, 1996, an increase of approximately $590,000 (163%). The Company recorded net income of approximately $113,000 for the fiscal year ended June 30, 1997, compared to a net loss of approximately $472,000 for the fiscal year ended June 30, 1996, an increase of approximately $585,000 (124%). The fiscal year 1997 results reflect the resolution during the fourth quarter of revenues due for additional distributor usage during fiscal year 1997 and prior periods. The resolution increased revenues, operating income and net income by $200,000, $169,000 and $169,000, respectively. The increase in both operating income and net income also reflects the operating leverage as revenues increased with a marginal increase in variable expenses.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     For the fiscal year ended June 30, 1998, the Company reported operating income of approximately $156,000 and net income of approximately $64,000. At June 30, 1998, the Company had negative working capital of approximately $286,000 as compared with negative working capital of approximately $305,000 at June 30, 1997. The Company also reported a net stockholders' deficit of approximately $757,000 at June 30, 1998 compared to a net stockholders' deficit of approximately $828,000 at June 30, 1997. The decrease of approximately $71,000 in stockholders' deficit was due to the retention of net income and additions through the exercise of stock options and purchases under the Company's 1997 Employee Stock Purchase Plan.

     The Company has invested significantly in upgrading the experience level of its sales, marketing and technical support staff; in expanding its contractual base with information providers so as to improve the quality and flexibility of its information products; and in expanding its contracts with information distributors. All of these factors contribute to improving the Company's ability to sell and deliver quality products and services.

     In addition, the Company has made capital expenditures of approximately $170,000 in fiscal year 1998 to upgrade its software and hardware platforms to expand its product capabilities and to meet future client processing requirements.

     The Company recorded a specific write-off of a receivable for an overseas customer who filed for bankruptcy. Management was advised by counsel of the difficulty in collecting on the account and therefore, the receivable, fully reserved as of June 30, 1997, was written off during fiscal year 1998. There are no receivables recorded in the balance sheet at June 30, 1998 relating to this customer.

     During the fiscal year ended June 30, 1998, the Company's operations generated approximately $379,000 in cash. To date, the Company's operations have generated cash flow sufficient to cover its monthly expenses and management believes that cash from operations will provide the Company with adequate cash resources to meet its obligations on a short-term basis.

     The Company's ability to meet its liquidity needs on a long-term basis is dependent on its ability to generate sufficient billings to cover its current obligations and to pay down its long-term debt obligations. No assurance may be given that the Company will be able to expand the revenue base or achieve ongoing profitable operations that may be necessary to fulfill its liquidity needs in the future. The Company has had preliminary discussions with AMASYS regarding the possible refinancing or restructuring of its note payable. If the Company is not successful in its efforts, it may undertake other actions as may be appropriate to preserve asset values.

YEAR 2000 ISSUE

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year, resulting in possible system failure or miscalculations causing disruptions of operations.

     The Company has completed an internal review and assessment of the impact of the Year 2000 issue upon its operating, financial and accounting systems. At this time the Company believes that, with respect to its internal systems, the Year 2000 issue will not pose any significant operational problems or costs. The Company has commenced a program to assess the impact of the Year 2000 issue with respect to the Company's major vendors and distributor customers. Letters will be sent requesting detailed, written information concerning existing or anticipated Year 2000 compliance by their systems, insofar as the operating systems relate to the Company's business activities with such parties. The Company expects to receive replies by December 31, 1998, and will update its assessment of any impact at that time.

     Except for the historical information contained herein, the matters discussed in this 10-K include forward-looking statements that involve a number of risks and uncertainties. There are certain important external factors and risks, including business conditions and growth in the demand for real-time, aggregated custom online news delivery services, and growth in the economy in general; the impact of competitive products and pricing; the proliferation of large, global information networks and the evolution of the Internet. In addition, certain internal factors and risks exist, including continued success in the acquisition and growth of new information re-distributor and corporate end-user client accounts; the ability to continue the Company's program of technical system upgrades; the timely creation and market acceptance of new products; the Company's ability to continue to increase the variety and quantity of sources of information available to create its products; the Company's ability to continue to recruit and retain highly skilled technical, editorial, managerial and sales/marketing personnel; the Company's ability to generate cash flow sufficient to cover its current obligations while meeting its long-term debt obligations; and the other risks detailed from time to time in the Company's SEC reports, including quarterly reports on Form 10-Q, that could cause results to differ materially from those anticipated by the statements contained herein.

Item 8.  Financial Statements and Supplementary Data

     The information required by this item is set forth under
Item 14, which is incorporated herein by reference.


Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

          None.

                                  PART III


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

                            PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K

          (a) 1.  Financial Statements

               Report of Independent Accountants            F-1

               Balance Sheets as of June 30, 1998 and 1997  F-2

               Statements of Operations for the fiscal
                 years ended June 30, 1998, 1997, and 1996  F-3

               Statements of Stockholders' Deficit
                 for the fiscal years ended June 30, 1998,
                 1997 and 1996                              F-4

               Statements of Cash Flows for the fiscal
               years ended June 30, 1998, 1997 and 1996     F-5

               Notes to Financial Statements                F-6



               2.  Financial Statement Schedules

                None.


          (b)  Reports on Form 8-K

                None.


          (c)  Exhibits

        3.1 Restated Certificate of Incorporation of the Company, (incorporated by reference to the Company's Registration Statement on Form S-18 (File No. 2-72408 NY), declared effective on July 22, 1981.

        3.2     Certificate of Amendment of Certificate of
                Incorporation of the Company effective May 14,
                1996. (incorporated by reference on Form 10-K dated June 30, 1996).

        3.3     Amended and Restated By-Laws of the Company
                (incorporated by referenced on Form 10-K dated
                June 30, 1997).

        10.1 Stock Option Agreement between the Company and C.W. Gilluly and Marny Gilluly, dated May 16, 1995 (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 22,
                1995).

        10.2 Stock Option Agreement between the Company and Telecommunications Industries, Inc., dated May 16, 1995 (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 22, 1995).

        10.3    Agreement between Infotechnology, Inc. and the
                Company, dated May 16, 1995 (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 22, 1995).

        10.4    Contracts Financing Agreement between the
                Company and Princeton Capital Finance Company,
                L.L.C., dated February 17, 1995 (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 22, 1995).

        10.5 Amended, Consolidated and Restated 10% Senior Subordinated Secured Note, dated May 16, 1995 (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 22,
                1995).

        10.6    Comtex Scientific Corporation 1995 Stock Option
                Plan (incorporated by reference to the Company's
                Proxy Statement dated November 9, 1995).

        10.7    Comtex Scientific Corporation 1997 Employee
                Stock Purchase Plan (incorporated by reference to the Company's Proxy Statement dated October
                28, 1997).

        10.8    Lease Agreement between Plaza IA Associates
                Limited Partnership and the Company dated April
                6, 1996 (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on
                May 15, 1996).

        10.9    Employment Agreement with Charles W. Terry dated
                July 29, 1994 (incorporated by reference to
                Company's Form 10-K dated June 30, 1996).

        10.10   Sub-lease Agreement between Hadron, Inc. and the
                Company, dated June 12, 1996 (incorporated by reference to Company's Form 10-K dated June 30,
                1996).

        10.11 Employment Agreement with Donald E. Ziegler dated December 20, 1996 (incorporated by reference to Company's Form 10-Q dated December
                31, 1996).

        10.12 Release and Settlement Agreement among Princeton Capital Finance Company, L.L.C., and Comtex Scientific Corporation, et. al., dated February 21, 1997 (incorporated by reference to Company's Form 10-K dated June 30, 1996).

        24.1    Consent of Independent Auditors.

        27      Financial Data Schedule.

SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there-

unto duly authorized.

Date:  September 25, 1998


COMTEX SCIENTIFIC CORPORATION


By: /s/ Charles W. Terry          By:   /s/ Donald E. Ziegler
    Charles W. Terry                    Donald E. Ziegler
    President and Chief Executive       Chief Financial Officer
    Officer                             (Principal Financial and
    (Principal Executive Officer)       Accounting Officer)




    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DIRECTORS:

Signature              Title                     Date


/s/ C.W. Gilluly       Chairman              September 25, 1998
C.W. Gilluly            and Director

/s/ Erik Hendricks     Director              September 25, 1998
Erik Hendricks

/s/ Robert A. Nigro    Director              September 25, 1998
Robert A. Nigro

/s/ Charles W. Terry   Director,             September 25, 1998
Charles W. Terry       President and CEO

                 REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Comtex Scientific Corporation

We have audited the accompanying balance sheets of Comtex Scientific Corporation as of June 30, 1998 and 1997 and the related statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Comtex Scientific Corporation at June 30, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Comtex Scientific Corporation will continue as a going concern. As more fully described in Note 3, the Company has a working capital deficiency and a high amount of long-term debt in comparison to total assets. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


/s/Ernst & Young LLP

Vienna, Virginia
September 9, 1998

COMTEX SCIENTIFIC CORPORATION
BALANCE SHEETS AT JUNE 30, 1998 AND 1997

                                                              June 30,              June 30,
ASSETS                                                          1998                  1997
                                                           --------------         ------------

CURRENT ASSETS
  Cash                                                          $170,416              $ 17,927
  Accounts Receivable, Net of Allowance of $66,916 and
    $77,139 at June 30, 1998 and 1997, respectively              882,001               935,619
  Advances to TII, a related party                                   -                 266,000
  Prepaid Expenses and Other Current Assets                       19,512                47,094
                                                           --------------         ------------

       TOTAL CURRENT ASSETS                                     1,071,929            1,266,640

PROPERTY AND EQUIPMENT, NET                                       299,097              199,982

DEPOSITS AND OTHER ASSETS                                          62,944               64,561
                                                           --------------         ------------
TOTAL ASSETS                                                   $1,433,970           $1,531,183
                                                           ==============         ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

  CURRENT LIABILITIES:
    Accounts Payable                                            $600,345              $529,612
    Accrued Expenses                                             446,317               459,034
    Amounts due to Related Parties, Net                          216,815               294,113
    Notes Payable                                                 94,660               288,792
                                                           --------------         ------------
       TOTAL CURRENT LIABILITIES                               1,358,137             1,571,551

  LONG-TERM LIABILITIES:
    Long-Term Notes Payable - Affiliate                          732,872               732,872
    Other Long-Term Notes Payable                                100,000                55,100
                                                           --------------         ------------
       TOTAL LONG-TERM LIABILITIES                               832,872               787,972
                                                           --------------         ------------
TOTAL LIABILITIES                                              2,191,009             2,359,523

COMMITMENTS AND CONTINGENCIES  (Note 10)


STOCKHOLDERS' DEFICIT

  Common Stock, $0.01 Par Value -
   Shares Authorized: 18,000,000;
   Shares issued and outstanding at June 30, 1998 and 1997:
   7,896,231 and 7,858,417, respectively                          78,962                78,584
  Additional Capital                                           9,987,098             9,980,538
  Accumulated Deficit                                        (10,823,099)          (10,887,462)
                                                           --------------         ------------
       TOTAL STOCKHOLDERS' DEFICIT                              (757,039)             (828,340)
                                                           --------------         ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $1,433,970            $1,531,183
                                                           ==============         ============

The accompanying "Notes to Financial Statements" are an integral part of these financial statements.

COMTEX SCIENTIFIC CORPORATION
STATEMENTS OF OPERATIONS FOR THE FISCAL YEARS ENDED JUNE 30,
1998, 1997, AND 1996
                                                                       Fiscal Year Ended
                                                                           June 30,
                                                         --------------------------------------------
                                                              1998         1997              1996
                                                         ------------  -----------      -------------
REVENUES
      Information Services Revenues                     $ 4,830,298    $ 4,066,092      $   3,219,028
      Data Communications Revenues                          570,895        525,645            330,007
                                                         ------------  -----------      -------------
           Total Revenues                                 5,401,193      4,591,737          3,549,035

COSTS AND EXPENSES
      Costs of Information Services                       2,252,732      1,845,600          1,658,335
      Costs of Data Communications                          732,894        586,857            707,232
      Product Development                                   165,187        270,420            238,954
      Sales and Marketing                                   878,740        571,240            346,986
      General and Administrative                          1,110,933        984,845            818,714
      Depreciation and Amortization                         104,768        105,102            141,219
                                                         ------------  -----------      -------------
           Total Costs and Expenses                       5,245,254      4,364,064          3,911,440
                                                         ------------  -----------      -------------
INCOME (LOSS) FROM OPERATIONS                               155,939        227,673           (362,405)

OTHER INCOME (EXPENSE)
      Interest Expense                                      (93,013)      (114,114)          (107,931)
      Interest Income/Other                                   1,798             57             (1,079)
                                                         ------------  -----------      -------------
           Other Expense, Net                               (91,215)      (114,057)          (109,010)
                                                         ------------  -----------      -------------
INCOME (LOSS) FROM OPERATIONS
   BEFORE INCOME TAXES                                       64,724        113,616           (471,415)

INCOME TAXES                                                    360            346                489
                                                         ------------  -----------      -------------

NET INCOME (LOSS)                                       $    64,364     $  113,270        $  (471,904)
                                                         ============  ===========      =============

BASIC EARNINGS PER COMMON SHARE                         $       .01     $      .01       $      (.06)
                                                         ============  ===========      =============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES                  7,859,021      7,858,417         7,858,417
                                                         ============  ===========      =============
DILUTED EARNINGS PER COMMON SHARE                       $       .01     $      .01       $      (.06)
                                                         ============  ===========      =============
WEIGHTED AVERAGE NUMBER OF SHARES ASSUMING DILUTION      10,170,938      7,858,417         7,858,417
                                                         ============  ===========      =============

The accompanying "Notes to Financial Statements" are an integral part of these financial statements.

COMTEX SCIENTIFIC CORPORATION
STATEMENTS OF STOCKHOLDERS' DEFICIT FOR THE FISCAL YEARS ENDED
JUNE 30 ,1998, 1997, AND 1996
                                       Common Shares Outstanding
                                                                                               Total
                                       Number of       Par     Additional     Accumulated  Stockholders'
                                        Shares        Value     Capital         Deficit       Deficit
                                      ----------    --------   -----------   --------------  -----------

Balance at June 30, 1995               7,858,417    $ 78,584   $ 9,829,971   $ (10,528,829)  $ (620,274)

     Net Loss                                                                     (471,904)    (471,904)
                                      ----------    --------   -----------   --------------  -----------
Balance at June 30, 1996               7,858,417      78,584     9,829,971     (11,000,733)  (1,092,178)

     Reduction in Note to Shareholder                              150,565                      150,565
     Net Income                                                    113,270                      113,270
                                      ----------    --------   -----------   --------------  -----------
Balance at June 30, 1997               7,858,417      78,584     9,980,536     (10,887,463)    (828,343)
                                      ----------    --------   -----------   --------------  -----------
     Exercise of Stock Options             2,001          20           260                          280
     Issuance of Stock - ESPP             35,813         358         6,302                        6,660
     Net Income                                                                     64,364       64,364
                                      ----------    --------   -----------   --------------  -----------
Balance at June 30, 1998               7,896,231    $ 78,962   $ 9,987,098   $ (10,823,099)  $ (757,039)
                                      ==========    =========  ===========   ==============  ===========

The accompanying "Notes to Financial Statements" are an integral part of these financial statements.

COMTEX SCIENTIFIC CORPORATION
STATEMENTS OF CASH FLOW FOR THE FISCAL YEARS ENDED JUNE 30,
1998, 1997 AND 1996
                                                                            Fiscal Year Ended
                                                                                June 30,
                                                               ----------------------------------------
                                                                    1998          1997          1996
                                                               -----------    -----------  ------------
Cash Flows from Operating Activities:
  Net Income (Loss)                                            $   64,364     $  113,270   $  (471,904)
  Adjustments to reconcile net income (loss) to net cash
             provided by (used in ) operating activities:
   Depreciation and Amortization Expense                          104,768        105,102       141,219
   Bad Debt Expense                                                28,590         34,091        38,000
   (Gain)/Loss on Sale of Fixed Assets                               -                53         1,346
  Changes in Operating Assets and Liabilities:
      Accounts Receivable                                          25,027       (402,393)     (188,886)
      Prepaid Expenses and Other Current Assets                    27,582        (17,165)      (36,312)
      Deposits and other assets                                       864           -          (51,232)
      Accounts Payable                                             70,733         19,381       315,691
      Accrued Expenses                                            (12,718)       220,584        59,797
      Amounts due to Related Parties                               70,124         42,399        77,286
                                                               -----------    -----------  ------------
    Net Cash provided by (used in) Operating Activities           379,334        115,322      (114,995)

Cash Flows from Investing Activities:
  Purchases of Property and Equipment                            (203,131)       (39,743)      (40,792)
  Proceeds from Sale of Fixed Assets                                  -            2,386         8,185
  Advances to TII                                                     -          (28,433)   (2,025,202)
  Repayments of Advances                                          266,000         42,738     2,665,245
                                                               -----------    -----------  ------------
    Net Cash (used in) provided by Investing Activities            62,869        (23,052)      607,436

Cash Flows from Financing Activities:
  Proceeds from Notes Payable                                     140,000           -             -
  Payments on Notes Payable                                       (23,232)      (122,626)      (23,815)
  Proceeds from Notes Payable to Related Parties                      -           20,000       127,422
  Repayments on Notes Payable to Related Parties                 (147,422)          -          (31,169)
  Proceeds from PrinCap Financing Agreement                           -             -        1,936,758
  Repayments against PrinCap Financing Agreement                 (266,000)       (29,361)   (2,459,156)
  Issuance of Stock under Employee Stock Purchase Plan              6,660           -             -
  Exercise of Stock Options                                           280           -             -
                                                               -----------    -----------  ------------
    Net Cash (used in) Financing Activities                      (289,714)      (131,987)     (449,960)
                                                               -----------    -----------  ------------
Net Increase (Decrease) in Cash and Cash Equivalents              152,489        (39,717)       42,481

Cash and Cash Equivalents Balance at Beginning of Period           17,927         57,644        15,163
                                                               -----------    -----------  ------------
Cash and Cash Equivalents Balance at End of Period             $  170,416     $   17,927   $    57,644
                                                               ===========    ===========  ============

The accompanying "Notes to Financial Statements" are an integral part of these financial statements.

COMTEX SCIENTIFIC CORPORATION
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1998

1. THE COMPANY

     Comtex Scientific Corporation (the "Company" or "Comtex") is a value-added real-time distributor of customized newswire information products (CustomWiresTM) aggregated on a real-time basis from thousands of news stories drawn from hundreds of broad and specialized news sources. CustomWiresTM are marketed to information distributors ranging from online services and World Wide Web sites to proprietary networks utilized by financial traders and corporate electronic news clipping services.
Consistent with standard practice in the information aggregation industry, the Company generally has renewable long-term contractual relationships with those information providers and information distributors with which it does business. These information services contracts typically provide for both minimum fees and royalties based upon expected and achieved volumes of usage. Fees and royalties from information distributors comprise the majority of the Company's revenues. Data communications revenues represent the contractual charges for delivering the information over various media. Fees and royalties due to information providers, along with telecommunications costs and employee payroll costs, comprise the majority of the Company's costs and expenses.

     AMASYS Corporation,("AMASYS") (the successor corporation to Infotechnology, Inc., "Infotech"), a Delaware corporation, legally or beneficially controls 4,693,940 (approximately 59%) of the issued and outstanding shares of the Company. As discussed in Note 4, 2,540,503 shares of the Company's common stock owned by AMASYS are subject to option by C.W. Gilluly, Ed.D., the Chairman of the Board of Directors of both the Company and AMASYS. Dr. Gilluly and his spouse, Marny Gilluly, (the "Gillulys") also directly own options to acquire an additional 2,540,503 shares of the Company's common stock (see Note 4).


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

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

Revenues

     Information services revenues are recognized as services are rendered based on contractual terms such as usage, fixed fee, percentage of distributor revenues or other pricing models. Data communications revenues are recognized in accordance with contract terms as costs are incurred.

Research and Development

     The Company conducts ongoing research and development in the areas of product enhancement and quality assurance. Such costs are expensed as incurred. Costs for fiscal years 1998, 1997 and 1996 were approximately $165,000, $270,000 and $239,000, respectively.

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

Computation of Earnings per Common Share

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which the Company adopted as of December 31, 1997. As required, the Company changed the method previously used to compute earnings per share and restated all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options is excluded. Diluted earnings per share include the effect, if dilutive, of stock options and other common stock equivalents.

Stock-Based Compensation

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), Accounting for Stock-Based Compensation, which was effective for the Company's June 30, 1997 financial statements. SFAS No. 123 allows companies to either account for stock-based compensation under the provisions of SFAS No. 123 or under the provisions of Accounting Principles Board No. 25 ("APB No. 25"), but requires pro forma disclosures in the footnotes to the financial statements as if the measurement provisions of SFAS No. 123 had been adopted. The Company accounts for its stock-based compensation in accordance with the provision of APB No. 25. As such, the adoption of SFAS No. 123 did not impact the financial condition or the results of operations of the Company.

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

Reclassifications

     Certain fiscal year 1997 and 1996 amounts have been reclassified to conform to the fiscal year 1998 presentation.


3.  MANAGEMENT PLANS FOR OPERATING UNCERTAINTIES

     The Company had negative working capital of $286,208 and a net shareholders' deficit of $757,039 at June 30, 1998. The Company's negative working capital raises doubt about its ability to continue as a going concern.

     The Company has invested significantly in upgrading the experience level of its sales, marketing and technical support staff during fiscal year 1998; in expanding its contractual base with information providers so as to improve the quality and flexibility of its information products; and in expanding its contracts with information distributors so as to improve its revenue potential.

     In addition, the Company has made capital expenditures of approximately $170,000 in fiscal year 1998 to upgrade its software and hardware to expand its product capabilities and to meet future client processing requirements.

     To date, the Company's operations generate cash flow sufficient to cover its monthly expenses and management believes that cash from operations will provide the Company with adequate cash resources to meet its obligations on a short-term basis.

     The Company's ability to meet its liquidity needs on a long-term basis is dependent on its ability to generate sufficient billings to cover its current obligations and to pay down its current and long-term debt obligations. No assurance may be given that the Company will be able to expand the revenue base or achieve ongoing profitable operations that may be necessary to fulfill its liquidity needs in the future. The Company has had preliminary discussions with AMASYS regarding the possible refinancing or restructuring of its note payable. If the Company is not successful in its efforts, it may undertake other actions as may be appropriate to preserve asset values. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


4.  RELATED PARTY TRANSACTIONS

     AMASYS, in addition to being the Company's majority stockholder (approximately 59%), is also the majority stockholder (approximately 82%) of Telecommunications Industries Inc.
("TII") which has ceased operations. Dr. Gilluly was Chairman and Chief Executive Officer of TII. Dr. Gilluly is Chairman and Chief Executive Officer of Hadron, Inc., of which AMASYS owns approximately 12% of the outstanding shares. The Chairman, Chief Financial Officer and Corporate Secretary of the Company have similar duties with Hadron, Inc. More than 50% of their time is spent on other than Company business. During fiscal years 1998, 1997 and 1996, the following related party transactions occurred.

Corporate Services Provided by/to Hadron, Inc.

     The Company contracts with Hadron, Inc. for corporate and shareholder services. Charges for such services are based on time and material expended by Hadron personnel in providing such services at a rate equal to Hadron's costs and amounted to approximately $27,000, $34,000 and $15,000 for the fiscal years ended June 30, 1998, 1997 and 1996, respectively. Hadron subleases office space from the Company at the rental rate paid by the Company to its landlord and also shares certain office-related expenses at cost, based upon usage. Total service charges to Hadron during the fiscal years ended June 30, 1998, 1997 and 1996, amounted to approximately $30,000, $24,000 and $4,000, respectively. Management believes the methods used for allocating the costs are reasonable.

Administrative Services Provided by/to AMASYS Corp.

     The Company participated in certain group insurance plans coordinated by AMASYS for the benefit of employees through fiscal year 1996. Costs allocated to the Company in connection therewith for fiscal year 1996 amounted to approximately $6,000. AMASYS and its wholly-owned subsidiary, Questech Capital Corporation ("Questech") also share certain general and administrative expenses for which the Company billed, at cost, AMASYS approximately $4,000, $9,000 and $400 during fiscal years ended June 30, 1998, 1997 and 1996, respectively. Management believes the methods used for allocating these costs are reasonable.

TII Sublease

     The Company subleased office space from TII until April, 1996. Pursuant to an agreement entered into in September, 1993, the Company and TII performed programming, marketing, and general and administrative tasks for each other. Pursuant to the contract with TII, the Company incurred expenses of approximately $196,000 for facility rental, computer equipment, staff and office expenses during the year ended June 30, 1996. In April 1996, the Company terminated its sublease with TII and signed a lease directly with the owner of the building for essentially the identical space it had been renting from TII. In connection with the lease, the Company executed a demand note bearing interest at eleven and one half percent (11.5%) per annum in the amount of $147,422 payable to Dr. Gilluly (the "Gilluly Note"), collateralized by the Company's accounts receivable, now existing and in the future arising, and all proceeds of those accounts. Approximately $4,000 and $14,500 of interest expense was incurred on the Gilluly Note during the years ended June 30, 1998 and 1997, respectively. In September 1997, the Company repaid all principal and interest amounts due on the Gilluly Note.

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

House of Representatives. At the time of the Acquisition, AMASYS was a majority stockholder of both the Company and of TII, and C.W. Gilluly served as the Chairman and Chief Executive Officer of the Company, AMASYS and TII.

     The terms of the Acquisition, through a related Put Agreement (the "Put"), provided that the Company could, upon the failure of certain conditions, require TII to repurchase all or any portion of the assets acquired and to assume the liabilities related to MRI. On March 25, 1996, the Company exercised the Put and transferred to TII all the assets and liabilities associated with MRI.

     In connection with the Acquisition, the Company entered into a $1 million secured credit facility with Princeton Capital Finance Company, LLP ("PrinCap"). As partial consideration for the agreement by the Gillulys to personally guarantee the PrinCap financing and to make certain loans to TII prior to the PrinCap financing, AMASYS and Pacific Telecommunications Systems, Inc. ("PTSI"), its wholly-owned subsidiary, granted an option to the Gillulys, expiring on February 20, 2002, to purchase 2,540,503 shares of common stock of the Company owned by AMASYS and PTSI at an exercise price of $.10 per share.

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

    The then outstanding $889,435 principal was rolled into a 10% Senior Subordinated and Secured Note due July 1, 2002 (the "AMASYS Note"), subject to future reduction or increase under certain circumstances. In fiscal year 1996, the Company reduced by approximately $31,000 the amount it owed under the AMASYS Note for rent paid to TII's landlord on behalf of TII. At June 30, 1997, the AMASYS Note was further reduced by approximately $125,000 in final resolution of the amounts due from TII not recovered through collection of the MRI receivables, decreasing the Note to $732,872. The AMASYS Note is secured by a continuing interest in all receivables, products and proceeds thereof, all purchase orders and all patents then or in the future held by the Company, and is subordinated to all Senior Indebtedness. Interest on the note was $73,284, $89,600 and $104,531 for the years ended June 30, 1998,
1997 and 1996, respectively.

      Amounts due to related parties consisted of the following at June 30:

                                                           1998         1997
                                                        ----------  -----------
Note payable to C.W. Gilluly, Ed.D. including
 accrued interest of $1,221 at June 30, 1997            $           $ 148,643

Interest due to AMASYS under Amended AMASYS Note          215,333     148,157

Amounts due to/(from) Hadron, Inc. for corporate
 and shareholder services                                   4,749      (2,554)

Due (from) AMASYS for administrative services              (3,267)       (133)
                                                        -----------  -----------
Due to Related Parties                                  $  216,815   $ 294,113
                                                        ===========  ===========

5. PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following at June 30:

                                   1998          1997
                                 ---------     ----------
Computer Equipment               $ 829,671     $ 632,560
Furniture and Fixtures              66,628        63,408
Software                            77,324        74,524
Leasehold Improvements              29,405        29,405
Other Equipment                      6,000         6,000
                                 ---------     ---------
                                 1,009,028       805,897
Less Accumulated Depreciation     (709,931)     (605,915)
                                 ---------     ---------
Net                              $ 299,097     $ 199,982
                                 =========     =========

Depreciation expense for the fiscal years ended June 30, 1998, 1997 and 1996 was $104,015, $104,350 and $136,415, respectively.

6.  NOTES PAYABLE

      Notes payable consisted of the following at June 30:

                                                     1998       1997
                                                  ------------ -----------
Note Payable to Princeton Capital Finance
 Company ("PrinCap")(see Note 4)                   $            $  266,000

Note Payable to Century National Bank                140,000

Notes Payable related to Acquisition of
 International Intelligence Report, Inc.               4,660        11,430

Notes Payable to vendors                              50,000        66,462
                                                   ------------ -----------
Subtotal                                             194,660       343,892

Less Current Portion                                  94,660       288,792
                                                   ------------ -----------
Total Long-Term Notes Payable                      $ 100,000    $   55,100
                                                   ============ ===========

Note payable to Century National Bank

      In September 1997, the Company obtained a $50,000 line of credit and a $140,000 three year term loan from Century National Bank with annual principal repayments of $40,000, $40,000 and $60,000 due September 1998, September 1999 and September 2000, respectively. The facilities, guaranteed by C.W. Gilluly and spouse, bear interest at a rate of prime plus two percent annually (10.5% at June 30, 1998).

Notes payable related to Acquisition of International Intelligence
Report, Inc.

      In December 1993, the Company assumed certain unsecured, non-interest bearing debt obligations related to the acquisition of assets and certain liabilities of International Intelligence
Report, Inc. At June 30, 1998, $4,660 was outstanding on these obligations and will be paid during fiscal year 1999.

Notes payable to Vendors

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

This credit was applied to the principal balance of the note. The note was further reduced by $15,000 as of June 30, 1997, pursuant to a Customer Conversion Agreement with the vendor. The note bearing interest at 10%, was repaid in December 1997.

7.  NET INCOME PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share:

                                        Fiscal Year    Fiscal Year   Fiscal Year
                                             1998          1997          1996
                                        ------------   -----------   -----------
Numerator:
 Net Income                             $    64,364     $  113,270    $  (471,904)
                                        ===========    ===========   ============
Denominator:
 Denominator for basic earnings
 per share - weighted average shares     7,859,021      7,858,417       7,858,417

Effect of dilutive securities:
 Stock Options                           2,311,917
                                        -----------    ------------  ------------
 Denominator for diluted
 earnings per share                     10,170,938      7,858,417      7,858,417
                                        ===========    ============  ============

Basic Earnings Per Share                 $      .01     $      .01    $    ( .06)

Diluted Earnings Per Share               $      .01     $      .01    $    ( .06)

      Shares issuable upon the exercise of stock options have been excluded from the computation for fiscal years 1997 and 1996 because the effect of their inclusion would be non-dilutive or anti-dilutive.


8. INCOME TAXES

      Income taxes included in the Statements of Operations consist principally of state income taxes and local franchise taxes. The tax provision for continuing operations differs from the amounts computed using the statutory federal income tax rate as follows:

                                                   1998      1997      1996
                                                 ---------  --------   -------
Provision at statutory federal income tax rate      34%         34%       34%
Provision  - state income tax                        4           4         4
Change in valuation allowance                      (38)        (38)      (38)
Effective income tax rate                            0%          0%        0%
                                                 =========  ========  ========

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Gross deferred tax assets at June 30, 1998 and 1997, consist primarily of temporary differences from net operating loss and business tax credit carryforwards of approximately $1,700,000 and $1,800,000, respectively, and are fully reserved. The Company has net operating loss (NOL) and business tax credit carryforwards available to offset future taxable income of approximately $4.1 million as of June 30, 1998. The net change in valuation allowance during 1998 was a decrease of approximately $100,000. These NOL and ITC carryforwards expire beginning in the year 2000.


9.  STOCK OPTION PLAN

      The Company's 1995 Stock Option Plan provides for both incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options to purchase shares by key employees, consultants and directors of the Company. In December 1997, shareholders approved an amendment to the 1995 Stock Option Plan to increase the number of shares reserved for issuance thereunder by 1,200,000 to 2,400,000. Under the 1995 Plan, the exercise price of an incentive stock option is required to be at least equal to 100% of the fair market value of the Company's common stock on the date of grant (110% of the fair market value in the case of options granted to employees who are 10% shareholders). The exercise price of a non-qualified stock option is required to be not less than the par value, nor greater than the fair market value, of a share of the Company's common stock on the date of the grant. The options vest in three equal annual installments beginning with the date of grant. The term of an incentive or non-qualified stock option may not exceed ten years (five years in the case of an incentive stock option granted to a 10% stockholder).

      Information with respect to stock options granted through June 30, 1998, under the 1995 Plan is as follows:

                                   Incentive Stock      Non-Qualified    Per Share
                                        Options         Stock Options   Option Price
                                   ---------------      ------------    ------------

Outstanding at June 30, 1996           692,733             110,000        .10
   Granted                             384,000              20,000        .10 - .19
   Expired                            ( 37,000)                           .10
                                    ---------------     ------------
Outstanding at June 30, 1997         1,039,733             130,000       .10 - .19
   Granted                             429,675              20,000       .20 - .44
   Expired                             (62,995)                          .10 - .22
   Exercised                           ( 2,001)                          .10 - .22
                                     ---------------    ------------
Outstanding at June 30, 1998         1,404,412             150,000       .10 - .44
                                     ===============    =============
Exercisable at June 30, 1998         1,061,703             130,002
                                     ===============    =============

      The weighted average exercise price of options outstanding at June 30, 1998, was $.11. The weighted average exercise price of options exercised in fiscal year 1998 was $.14. The weighted average remaining contractual life of options outstanding at June 30, 1998 was 7.91 years. The weighted average fair value of options granted during 1998, 1997 and 1996 was $.23, $.14 and $.10, respectively.

      During fiscal year 1997, the Company adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost for the Company's stock option plan been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under SFAS No. 123, the Company's net income/(loss) in fiscal years 1998, 1997 and 1996 would have been approximately $43,000, $80,000 and $(493,000), or $.01, $.01 and
$(.06) per share, respectively. The effect of applying SFAS No. 123 on 1998, 1997 and 1996 pro forma net income/loss as stated above is not necessarily representative of the effects on reported net income or loss for future years due to, among other things, (1) the vesting period of the stock options and (2) the fair value of additional stock options in future years.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model. The following weighted-average assumptions were used for grants: dividend yield of 0%; expected volatility of 3.1; expected life of the option term of 6 years and risk-free interest rate of 5.75%, 6.5% and 5.875% for the years 1998, 1997 and 1996, respectively.


10. EMPLOYEE STOCK PURCHASE PLAN

      In December 1997, shareholders approved the 1997 Employee Stock Purchase Plan. The purpose of the Plan is to secure for the Company and its shareholders the benefits of the incentive inherent in the ownership of Common Stock by present and future employees of the Company. The Plan is intended to comply with the terms of
Section 423 of the Internal Revenue Code of 1986, as amended, and Rule 16b-3 of the Securities Exchange Act of 1934. Under the terms of the Plan individual employees may pay up to $10,000 for the purchase of the Company's common shares at 85% of the determined market price. During fiscal year 1998, employees paid almost $7,000 for the purchase of common stock under the Plan.

11. SUPPLEMENTARY INFORMATION

Income Statement

      The following income statement items were charged to costs and expenses:

                                         Fiscal Year Ended June 30,
                                       1998         1997       1996
                                     ------------ ----------- ---------
Amortization of Intangible Assets        $  753   $      753    $   4,804
Maintenance and Repairs                  67,634       81,745       72,035
Advertising and Promotion Costs          32,025       44,574       36,302
Royalties                             1,501,666    1,129,669      994,760


Allowance for Doubtful Accounts

     The following table summarizes activity in the allowance for doubtful accounts:
                             Fiscal Year Ended June 30,
                             1998          1997       1996
                          ----------   ----------   ---------
Beginning Balance         $ 77,139     $ 85,284     $ 58,622
   Additions                28,590       34,091       38,000
   Write-Offs              (38,813)     (42,236)     (11,338)
                          ---------    ----------   ---------
Balance at End of Year    $ 66,916     $ 77,139     $ 85,284
                          =========    ==========   =========

12. COMMITMENTS AND CONTINGENCIES

      The Company leases office space under a noncancelable operating lease that expires August 31, 2002. The lease requires fixed escalations and payment of property taxes, insurance and maintenance costs.

      The future minimum rental commitments under this lease are as follows:

              Fiscal year           Minimum Rental
              ending June 30,        Commitments
              ---------------       --------------
                  1999                $ 200,511
                  2000                  209,314
                  2001                  215,593
                  2002                  222,061
                  2003                   37,931
                                    -------------
                                      $ 885,410
                                    =============

      Rent expense under all operating leases totaled approximately $162,000, $129,000 and $107,000 for the fiscal years ended June 30, 1998, 1997 and 1996, respectively.


13. 401(K) PLAN

      Effective April 1, 1995, the Company adopted a 401(k) plan available to all full-time employees who meet a minimum service requirement. Employee contributions are voluntary and are determined on an individual basis with a maximum annual amount equal to the maximum amount allowable under federal tax regulations. All participants are fully vested in their contributions. The 401(k) plan provides for discretionary Company contributions. The Company did not make any contributions during the fiscal years ended June 30, 1998, 1997 and 1996.


14.  STATEMENTS OF CASH FLOW - SUPPLEMENTAL DISCLOSURE

      The Company paid cash for interest costs in the amount of approximately $17,000, $45,000 and $52,000 for the years ended June 30, 1998, 1997 and 1996, respectively. Amounts paid in cash for income taxes during the years ended June 30, 1998, 1997 and 1996, were approximately $360, $350 and $500, respectively. During fiscal year 1996, approximately $71,000 in furniture and computer equipment were transferred to the Company from TII and the advances to TII were reduced by a corresponding amount. Additionally, approximately $31,000 in advances to TII were reduced and offset against the AMASYS Note at June 30, 1996, as indemnification of amounts paid on behalf of TII. During fiscal year 1997, the AMASYS Note was reduced by $150,565 pursuant to the MRI Acquisition and related Put Agreement (see Note 4). The AMASYS Note was further reduced by approximately $125,000 for advances made to TII of approximately $106,000 and a prepayment of approximately $19,000 made on behalf of TII and indemnified by AMASYS.