Form 10-Q
period 1998-09-30
COMTEX SCIENTIFIC CORP
filed 1998-11-13
CIK 352988

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                         ---------------------
                              Form 10-Q
                         ---------------------

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1998 or

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

                   Yes /X/        No / /

As of November 9, 1998, 7,912,399 shares of the Common
Stock of the registrant were outstanding.

                      COMTEX SCIENTIFIC CORPORATION
                          TABLE OF CONTENTS



Part I Financial Information:                            Page No.

       Item 1.  Financial Statements

                Balance Sheets                               3
                at September 30, 1998 (unaudited)
                and June 30, 1998

                Statements of Operations                     4
                for the Three Months Ended
                September 30, 1998 and 1997 (unaudited)

                Statements of Cash Flows                     5
                for the Three Months Ended
                September 30, 1998 and 1997 (unaudited)

                Notes to Financial Statements                6


        Item 2.  Management's Discussion and Analysis        9
                 of Financial Condition and Results
                 of Operations

Part II Other Information:


        Item 6.  Exhibits and Reports on Form 8-K            12


SIGNATURES                                                   13

COMTEX SCIENTIFIC CORPORATION
BALANCE SHEETS AT SEPTEMBER 30, 1998 AND JUNE 30, 1998

                                                               September 30,      June 30,
                                                                   1998             1998
                                                              --------------     -------------
                                                               (Unaudited)
ASSETS

  CURRENT ASSETS
    Cash                                                       $    122,220     $    170,416
    Accounts Receivable, Net of Allowance of approximately
        $105,000 and $67,000 at September 30, 1998 and
        June 30, 1998, respectively                                 997,360          882,001
    Prepaid Expenses and Other Current Assets                        24,360           19,512
                                                                ------------     ------------
              TOTAL CURRENT ASSETS                                1,143,940        1,071,929

  PROPERTY AND EQUIPMENT, NET                                       371,409          299,097

  DEPOSITS AND OTHER ASSETS                                          62,506           62,944
                                                                ------------     ------------
TOTAL ASSETS                                                    $ 1,577,855      $ 1,433,970
                                                                ============     ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

  CURRENT LIABILITIES:
    Accounts Payable                                            $   670,362      $   600,345
    Accrued Expenses                                                452,128          446,317
    Amounts due to Related Parties                                  231,994          216,815
    Notes Payable                                                    92,905           94,660
                                                                ------------     ------------
              TOTAL CURRENT LIABILITIES                           1,447,389        1,358,137

  LONG-TERM LIABILITIES:
    Long-Term Notes Payable - Affiliate                             732,872          732,872
    Other Long-Term Notes Payable                                    60,000          100,000
                                                                ------------     ------------
              TOTAL LONG-TERM LIABILITIES                           792,872          832,872
                                                                ------------     ------------
TOTAL LIABILITIES                                                 2,240,261        2,191,009

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

    Common Stock, $0.01 Par Value - Shares Authorized:
         18,000,000; Shares issued and outstanding:
         7,903,399 and 7,896,231, respectively                       79,034           78,962
    Additional Capital                                            9,988,044        9,987,098
    Accumulated Deficit                                         (10,729,484)     (10,823,099)
                                                                ------------     ------------
                                                                   (662,406)        (757,039)
                                                                ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $ 1,577,855      $ 1,433,970
                                                                ============     ============

The accompanying "Notes to Financial Statements" are an integral part of these financial statements.

COMTEX SCIENTIFIC CORPORATION
STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(UNAUDITED)

                                                                           Three months ended
                                                                              September 30,
                                                                         -----------------------
                                                                           1998         1997
                                                                         ----------   ----------
REVENUES

      Information Services Revenues                                      $1,490,091   $1,079,976
      Data Communications Revenues                                          164,612      139,373
                                                                         ----------   ----------
           Total Revenues                                                 1,654,703    1,219,349

COSTS AND EXPENSES
      Costs of Information Services                                         669,494      514,450
      Costs of Data Communications                                          205,407      174,551
      Product Development                                                    54,708       33,623
      Sales and Marketing                                                   238,476      193,030
      General and Administrative                                            339,660      253,813
      Depreciation and Amortization                                          29,863       23,641
                                                                         ----------   ----------
           Total Costs and Expenses                                       1,537,608    1,193,108
                                                                         ----------   ----------
INCOME FROM OPERATIONS                                                      117,095       26,241

OTHER INCOME (EXPENSE)
      Interest Expense                                                      (23,203)     (23,511)
      Interest Income/Other                                                     138        1,269
                                                                         ----------   ----------
           Other Expense, Net                                               (23,065)     (22,242)
                                                                         ----------   ----------

INCOME FROM OPERATIONS BEFORE INCOME TAXES                                   94,030        3,999

INCOME TAXES                                                                    414          332
                                                                         ----------   ----------
NET INCOME                                                                $  93,616    $   3,667
                                                                         ==========   ==========


BASIC EARNINGS PER COMMON SHARE                                           $     .01    $     .00
                                                                         ==========   ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES                                  7,901,454    7,858,417
                                                                         ==========   ==========
DILUTED EARNINGS PER COMMON SHARE                                         $     .01    $     .00
                                                                         ==========   ==========
WEIGHTED AVERAGE NUMBER OF SHARES ASSUMING DILUTION                      10,662,232    9,802,229
                                                                         ==========   ==========

The accompanying "Notes to Financial Statements" are an integral part of these financial statements.

COMTEX SCIENTIFIC CORPORATION
STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(UNAUDITED)


                                                                      Three Months Ended
                                                                         September 30,
                                                                   ------------------------
                                                                      1998          1997
                                                                   -----------    ---------
Cash Flows from Operating Activities:
  Net Income                                                        $  93,616      $  3,667
  Adjustments to reconcile net income to net cash
      provided by (used in ) operating activities:
   Depreciation and Amortization Expense                               29,863        23,641
   Bad Debt Expense                                                    67,500         9,000
  Changes in Assets and Liabilities:
      Accounts Receivable                                            (182,859)      226,935
      Prepaid Expenses and Other Current Assets                        (4,848)       23,482
      Deposits and Other Assets                                           250          -
      Accounts Payable                                                 70,017       (15,686)
      Accrued Expenses                                                  5,811       (98,181)
      Amounts due to Related Parties                                   15,179        22,273
                                                                   -----------    ---------
    Net Cash provided by Operating Activities                          94,529       195,131

Cash Flows from Investing Activities:
  Purchases of Property and Equipment                                (101,987)      (33,291)
  Repayments of Advances to TII                                          -          266,000
                                                                   -----------    ---------
    Net Cash provided by (used in) Investing Activities              (101,987)      232,709

Cash Flows from Financing Activities:
  Proceeds from Notes Payable                                            -          140,000
  Repayments on Notes Payable                                         (41,755)      (10,183)
  Repayments on Notes Payable to Related Parties                         -         (147,422)
  Exercise of Stock Options                                             1,017          -
  Repayments against PrinCap Financing Agreement                         -         (266,000)
                                                                   -----------    ---------
    Net Cash used in Financing Activities                             (40,738)     (283,605)

Net Increase (Decrease) in Cash and Cash Equivalents                  (48,196)      144,235

Cash and Cash Equivalents Balance at Beginning of Period              170,416        17,927
                                                                   -----------    ---------
Cash and Cash Equivalents Balance at End of Period                    122,220       162,162
                                                                   ===========    =========

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $   4,757     $   5,590
  Cash paid for income taxes                                        $     414     $     332

The accompanying "Notes to Financial Statements" are an integral part of these financial statements.

COMTEX SCIENTIFIC CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)



1.     Basis of Presentation

     The accompanying interim financial statements of Comtex Scientific Corporation (the "Company" or "Comtex") are unaudited, but in the opinion of management reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet at June 30, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-
K for the fiscal year ended June 30, 1998 ("1998 Form 10-
K"), filed with the Securities and Exchange Commission.

     As of July 1, 1998, the Company adopted Statement No.
130, Reporting Comprehensive Income, which establishes new rules for the reporting and display of comprehensive income and its components. Non-owner changes in shareholders' equity that have not been included in net income are to be included in comprehensive income. The Company had no such non-owner changes during the periods reported. The adoption of the Statement had no impact on the Company's net income or shareholders' equity.

     For the fiscal year ending June 30, 1999, the Company will adopt Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company will make the necessary changes to comply with the provisions of the Statement. The Company does not expect the adoption of the Statement to have a material impact on the Company's financial condition or results of operations.

     Certain amounts for the three months ended September
30, 1997, have been reclassified to conform to the presentation of the three months ended September 30, 1998.

2.   Related Party Transactions

     AMASYS Corporation ("AMASYS"), the successor corporation to Infotechnology, Inc. ("Infotech"), in addition to being the Company's majority stockholder
(approximately 59%), is also the majority stockholder
(approximately 82%) of Telecommunications Industries, Inc.
("TII"), which ceased operations in 1996. C.W. Gilluly, Ed.D., Chairman of the Company, was Chairman and Chief
Executive Officer of TII.  Dr. Gilluly is also Chairman and
Chief Executive Officer of Hadron, Inc. of which AMASYS owns approximately 12% of the outstanding shares. The
Chairman, Chief Financial Officer and Corporate Secretary of the Company have similar duties with Hadron, Inc. More than 50% of their time is spent on other than Company matters. During the three months ended September 30, 1998, the following transactions occurred.


Corporate Services Provided by/to Hadron, Inc.

     The Company contracts with Hadron, Inc. for corporate and shareholder relations services. Charges for such services are based on time and material expended by Hadron personnel in providing such services at a rate equal to Hadron's costs. The Company expensed approximately $6,000 for these services during the three months ended September
30, 1998. Hadron subleases office space from the Company at the same rental rate paid by the Company to its landlord and also shares certain office-related expenses at cost based upon usage. Total service charges to Hadron during the three months ended September 30, 1998, amounted to approximately $11,000. Management believes the methods used for allocating these charges are reasonable.

Administrative Services Provided to AMASYS Corporation

     AMASYS shares certain general and administrative expenses with the Company based on usage for which the Company billed AMASYS approximately $800, the Company's cost, during the three months ended September 30, 1998.
Management believes the methods used for allocating these charges are reasonable.


3.   Notes Payable

     In September 1997, the Company obtained a $50,000 line of credit and a $140,000 three year term loan from Century
National Bank with annual principal repayments of $40,000, $40,000 and $60,000. In September 1998, the first $40,000 principal payment was made. The facilities, guaranteed by C.W. Gilluly, bear interest at a rate of prime plus two percent annually. Approximately $4,000 in interest was expensed and paid during the three months ended September
30, 1998.

     In June 1997, the Company signed a note with a law firm converting accounts payable to the firm to a note payable in the amount of $50,000 due no later than December
17, 1998, together with all accrued interest thereon. The note bears interest at a rate of nine percent (9%) per annum.

     In December 1993, the Company assumed certain unsecured, non-interest bearing debt obligations related to the acquisition of assets and certain liabilities of International Intelligence Report, Inc. As of September
30, 1998, $2,905 was outstanding on these obligations and due within one year.


4.   Net Income per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                               Three Months       Three Months
                                   Ended             Ended
                               September 30,       September 30,
                                   1998               1997
                               -------------     ---------------
Numerator:
 Net Income                     $   93,616          $   3,667
                               =============     ===============

Denominator:
 Denominator for basic
earnings per share -
weighted average
shares                           7,901,454          7,858,417

Effect of dilutive
securities:
 Stock Options                   2,760,778          1,943,812
                               -------------     ---------------

 Denominator for diluted
earnings per share              10,662,232          9,802,229
                               =============     ===============

Basic Earnings Per Share         $      .01         $      .00

Diluted Earnings Per Share       $      .01         $      .00


5.   Income Taxes

     The Company has recorded net income for the three months ended September 30, 1998; however, no tax provision has been recorded as the Company's net operating loss (NOL) and investment tax credit (ITC) carryforwards are sufficient to offset this income for federal and state tax purposes.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 1998, to the three months ended September 30, 1997

     During the three months ended September 30, 1998, the Company's total revenues were approximately $1,655,000, or approximately $435,000 (36%) greater than the total revenues for the three months ended September 30, 1997.
Revenues are derived from two sources. Information services is the primary business of the Company and involves the aggregation, formatting and value-add of real-time news sources. Data communications revenues represent the recovery of costs incurred in the delivery of the information services to customers. Of the approximately
$410,000 increase in information services revenues, approximately 95% reflects revenues from new customers obtained during the past twelve months and approximately 5% represents growth from existing customers. Revenue growth from existing customers consisted of usage-based royalties and certain contractual increases. The increase of approximately $25,000 in data communications revenues reflects billings for delivery of the Company's products to new customers.

     Total costs and expenses for the three months ended
September 30, 1998 were approximately $1,538,000, representing an approximate $345,000 (29%) increase in operating expenses from the three months ended September
30, 1997. This increase in operating expenses is due to increases in information services costs, data communications costs, product development costs, sales and marketing, general and administrative and depreciation expenses.

     Information services costs during the quarter ended
September 30, 1998 increased approximately $155,000 (30%) over these costs in the quarter ended September 30, 1997.
This increase was due primarily to increased fees and royalties to information providers as new sources were added and revenues increased, additional middle management staffing costs, and an increase in computer supplies and software expenses.

     Data communications costs increased approximately
$31,000 (18%) during the three months ended September 30, 1998 compared with the three months ended September 30, 1997. This increase is a result of the increase in the number of customers to whom the Company delivers its products and increased costs related to content volume.

     Product development expenses increased by approximately $21,000 (63%) for the three months ended
September 30, 1998 compared to the three months ended
September 30, 1997. This increase is the result of additional personnel in this department.

     Sales and marketing expenses increased by approximately $45,000 or approximately 24% for the quarter ended September 30, 1998 compared to the quarter ended
September 30, 1997. This increase was due to increased compensation arising from the addition of sales and marketing personnel, increased expenses for promotional material and sales collateral, increased travel expenses related to business development and additional commissions based on the increase in information services revenues during the period.

     General and administrative expenses for the three months ended September 30, 1998 were approximately $86,000
(34%) greater than these expenses during the three months ended September 30, 1997. This increase was primarily due to expenses related to the write-off an account receivable
($28,500) from a customer who went out of business and an increase of $30,000 in the allowance for doubtful accounts.

     Depreciation and amortization expense increased by approximately $6,000 for the quarter ended September 30, 1998 compared to the quarter ended September 30, 1997 due to additional equipment purchases.

     The Company earned operating income of approximately
$117,000 during the quarter ended September 30, 1998, compared to operating income of $26,000 during the quarter ended September 30, 1997. The Company earned net income of approximately $94,000 during the quarter ended September
30, 1998, compared to net income of approximately $4,000 for the quarter ended September 30, 1997. The increase in operating and net income reflects the increase in revenues with a marginal increase in total expenses.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     For the three months ended September 30, 1998, the Company's operations produced operating income of approximately $117,000 and net income of approximately
$94,000. At September 30, 1998, the Company had negative working capital of approximately $303,000 as compared with negative working capital of approximately $286,000 at June
30, 1998. The decrease in working capital is a result of the use of earnings in funding capital expenditures. The
Company also had a net stockholders' deficit of approximately $662,000 at September 30, 1998, as compared to a net stockholders' deficit at June 30, 1998, of approximately $757,000. The decrease in stockholders' deficit was due to the retention of net income.

     For the three months ended September 30, 1998, the Company's operating activities generated approximately
$95,000 in cash. The Company had cash and cash equivalents of approximately $122,000 at September 30, 1998, compared to approximately $170,000 at June 30, 1998. To date, the Company's operations have generated cash flow sufficient to cover its monthly expenses. However, no assurance may be given that the Company will be able to expand its revenue base or achieve ongoing profitable operations that would be necessary to meet its liquidity needs in the future. If the Company is not successful in its efforts, it may undertake other actions as may be appropriate to preserve asset values, including bank financing and debt negotiations with AMASYS.


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

     The Company has commenced a program to assess the impact of the Year 2000 issue with respect to the Company's major vendors and distributor customers, none of whom share information systems with the Company (external agents).
Letters will be sent requesting detailed, written information concerning existing or anticipated Year 2000 compliance by their systems, insofar as the operating systems relate to the Company's business activities with such parties. The Company expects to receive replies by December 31, 1998, and will update its assessment of any impact at that time. The Company has no means of ensuring that its external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

     Management of the Company believes it has an effective program in place to assess the Year 2000 issue. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. Failure on the part of the external agents to comply and disruptions in the economy generally resulting from Year 2000 issues could materially adversely affect the Company. The amount of potential liability and lost revenues cannot be reasonably estimated at this time.

     The Company currently has no contingency plans in place in the event its external agents do not complete all phases of the Year 2000 resolution process. The Company plans to evaluate the status of completion during the March
1999 quarter and determine whether such a plan is necessary.

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

Part II.  Other Information


Items 1 - 5.   None.


Item 6.        Exhibits and Reports on Form 8-K.


(a)  Exhibits

               10.1  Employment Agreement with Charles W. Terry
                      dated October 1, 1998

               27    Financial Data Schedule

(b)  Reports on Form 8-K

               None.

SIGNATURES

Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                           COMTEX SCIENTIFIC CORPORATION
                           (Registrant)

Dated:  November 13, 1998  By: /S/ CHARLES W. TERRY
                           Charles W. Terry
                           President and Chief Executive Officer
                           (Principal Executive Officer)

                           By:/S/ DONALD E. ZIEGLER
                           Donald E. Ziegler
                           Chief Financial Officer
                           (Principal Financial and
                             Accounting Officer)