Form 10-Q
period 1998-12-31
COMTEX SCIENTIFIC CORP
filed 1999-02-12
CIK 352988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
---------------------
Form 10-Q
---------------------

/X/     Quarterly report pursuant to Section 13
or 15(d) of the Securities Exchange Act
of 1934

For the quarterly period ended
December 31, 1998 or

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

         Yes /X/        No / /

As of February 10, 1999, 8,073,358 shares of the Common Stock of the registrant were outstanding.

COMTEX SCIENTIFIC CORPORATION
TABLE OF CONTENTS



Part I Financial Information:                                       Page No.

       Item 1.  Financial Statements

                        Balance Sheets                                  3
                         at December 31, 1998
                         (unaudited)
                         and June 30, 1998

                        Statements of Operations                        4
                         for the Three and Six Months
                         Ended December 31, 1998 and 1997 (unaudited)

                        Statements of Cash Flows                        5
                         for the Six Months Ended
                         December 31, 1998 and 1997 (unaudited)

                        Notes to Financial Statements                   6


        Item 2.  Management's Discussion and Analysis                   9
                      of Financial Condition and Results
                      of Operations

Part II Other Information:


         Item 6.  Exhibits and Reports on Form 8-K                     12


SIGNATURES                                                             13

COMTEX SCIENTIFIC CORPORATION
BALANCE SHEETS AT DECEMBER 31, 1998 AND JUNE 30, 1998
                                                                      December 31,          June 30,
                                                                          1998                 1998
                                                                       ------------        -----------
                                                                       (Unaudited)
ASSETS
  CURRENT ASSETS
    Cash                                                               $   31,470          $  170,416
    Accounts Receivable, Net of Allowance of
     approximately $177,000 and $67,000
     at December 31, 1998 and June 30, 1998, respectively               1,166,306             882,001
    Prepaid Expenses and Other Current Assets                              25,092              19,512
                                                                       ----------         -----------
              TOTAL CURRENT ASSETS                                      1,222,868           1,071,929

  PROPERTY AND EQUIPMENT, NET                                             459,006             299,097

  DEPOSITS AND OTHER ASSETS                                                62,318              62,944

TOTAL ASSETS                                                           $1,744,192          $1,433,970
                                                                       ==========          ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT

  CURRENT LIABILITIES:
    Accounts Payable                                                   $  702,366          $  600,345
    Accrued Expenses                                                      481,230             446,317
    Amounts due to Related Parties, net                                   257,071             216,815
    Notes Payable                                                          41,150              94,660
                                                                       ----------         -----------
              TOTAL CURRENT LIABILITIES                                 1,481,817           1,358,137

  LONG-TERM LIABILITIES:
    Long-Term Notes Payable - Affiliate                                   732,872             732,872
    Other Long-Term Notes Payable                                          60,000             100,000
                                                                       ----------         -----------
              TOTAL LONG-TERM LIABILITIES                                 792,872             832,872
                                                                       ----------         -----------
TOTAL LIABILITIES                                                       2,274,689           2,191,009

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
    Common Stock, $0.01 Par Value - Shares Authorized: 18,000,000;
         Shares issued and outstanding: 7,948,705 and 7,896,231,
         respectively                                                      79,487              78,962
    Additional Capital                                                 10,001,627           9,987,098
    Accumulated Deficit                                               (10,611,611)        (10,823,099)
                                                                       ----------         -----------
                                                                         (530,497)           (757,039)
                                                                       ----------         -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $1,744,192          $1,433,970
                                                                       ==========          ==========

The accompanying "Notes to Financial Statements" are an integral part of these financial statements.

COMTEX SCIENTIFIC CORPORATION
STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
(UNAUDITED)
                                              Three months ended          Six months ended
                                                 December 31,                December 31,
                                              ------------------          -------------------
                                               1998        1997            1998         1997
                                              ---------  ----------    ----------   -----------
REVENUES

      Information Services Revenues          $1,657,823  $1,164,445    $3,147,914   $ 2,244,422
      Data Communications Revenues              152,842     141,284       317,455       280,658
                                             ----------  ----------    ----------   -----------
           Total Revenues                     1,810,665   1,305,729     3,465,369     2,525,080

COSTS AND EXPENSES
      Costs of Information Services             726,466     548,496     1,395,958     1,062,946
      Costs of Data Communications              182,828     191,207       388,235       365,759
      Product Development                        60,037      40,181       114,746        73,804
      Sales and Marketing                       308,893     184,368       547,369       377,397
      General and Administrative                360,925     278,813       700,586       532,626
      Depreciation and Amortization              32,093      25,036        61,956        48,677
                                             ----------  ----------    ----------   -----------
           Total Costs and Expenses           1,671,242   1,268,101     3,208,850     2,461,209
                                             ----------  ----------    ----------   -----------
INCOME FROM OPERATIONS                          139,423      37,628       256,519        63,871

OTHER INCOME (EXPENSE)
      Interest Expense                          (21,872)    (23,178)      (45,075)      (46,689)
      Interest Income/Other                         322         239           459         1,507
                                             ----------  ----------    ----------   -----------
           Other Expense, Net                   (21,550)    (22,939)      (44,616)      (45,182)
                                             ----------  ----------    ----------   -----------

INCOME FROM OPERATIONS BEFORE INCOME TAXES      117,873      14,689       211,903        18,689

INCOME TAXES                                       -            -             414           332
                                             ----------  ----------    ----------   -----------
NET INCOME                                   $  117,873  $   14,689    $  211,489   $    18,357
                                             ==========  ==========    ==========   ===========

BASIC EARNINGS PER COMMON SHARE              $      .01  $      .00    $      .02   $       .00
                                             ==========  ==========    ==========   ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES      7,924,501   7,858,428     7,912,978     7,858,422
                                             ==========  ==========    ==========   ===========
DILUTED EARNINGS PER COMMON SHARE            $      .01  $      .00    $      .02   $       .00
                                             ==========  ==========    ==========   ===========
WEIGHTED AVERAGE NUMBER OF SHARES
 ASSUMING DILUTION                           10,554,738  10,062,820    10,608,485     9,932,525
                                             ==========  ==========    ==========   ===========

The accompanying "Notes to Financial Statements" are an integral part of these financial statements.

COMTEX SCIENTIFIC CORPORATION
STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
(UNAUDITED)
                                                                       Six Months Ended
                                                                          December 31,
                                                                  -------------------------------
                                                                      1998                 1997
                                                                  ---------            ----------
Cash Flows from Operating Activities:
  Net Income                                                      $ 211,489            $  18,357
  Adjustments to reconcile net income to net cash
             provided by (used in ) operating activities:
   Depreciation and Amortization Expense                             61,956               48,677
   Bad Debt Expense                                                 133,000               16,225
  Changes in Assets and Liabilities:
      Accounts Receivable                                          (417,305)              77,587
      Prepaid Expenses and Other Current Assets                      (5,582)              29,849
      Deposits and Other Assets                                         250                  -
      Accounts Payable                                              102,021               22,781
      Accrued Expenses                                               34,913             (143,288)
      Amounts due to Related Parties                                 40,256               40,121
                                                                  ---------            ----------
    Net Cash provided by Operating Activities                       160,998              110,309

Cash Flows from Investing Activities:
  Purchases of Property and Equipment                              (221,488)             (62,511)
  Repayments of Advances to TII                                         -                266,000
                                                                  ---------            ----------
    Net Cash provided by (used in) Investing Activities            (221,488)             203,489

Cash Flows from Financing Activities:
  Proceeds from Notes Payable                                           -                140,000
  Repayments on Notes Payable                                       (93,510)             (19,942)
  Repayments on Notes Payable to Related Parties                        -               (147,422)
  Issuance of Stock under Employee Stock Purchase Plan               12,537                  -
  Exercise of Stock Options                                           2,517                  140
  Repayments against PrinCap Financing Agreement                        -               (266,000)
                                                                  ---------            ----------
    Net Cash used in Financing Activities                           (78,456)            (293,224)
                                                                  ---------            ----------
Net Increase (Decrease) in Cash                                    (138,946)              20,574

Cash Balance at Beginning of Period                                 170,416               17,927
                                                                  ---------            ----------
Cash Balance at End of Period                                     $  31,470            $  38,501
                                                                  =========            ==========

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $  16,987            $   9,323
  Cash paid for income taxes                                      $     414            $     332

The accompanying "Notes to Financial Statements" are an integral part of these financial statements.

COMTEX SCIENTIFIC CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
December 31, 1998 and 1997


1.     Basis of Presentation

     The accompanying interim financial
statements of Comtex Scientific Corporation
(the "Company" or "Comtex") are
unaudited, but in the opinion of management reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet at June 30, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 ("1998 Form
10-K"), filed with the Securities and
Exchange Commission.

     For the fiscal year ending June 30,
1999, the Company will adopt Statement No.
131, Disclosures about Segments of an
Enterprise and Related Information.  The
Company will make the necessary changes to comply with the provisions of the Statement.
The Company does not expect the adoption of the Statement to have a material impact on the Company's financial condition or results of operations.

     Certain amounts for the three and six
months ended December 31, 1997, have been reclassified to conform to the presentation of the three and six months ended December
31, 1998.

2.     Related Party Transactions

AMASYS Corporation, the successor corporation to Infotechnology, Inc., owns approximately 59% of the Company's common stock as well as approximately 12% of the outstanding common stock of Hadron, Inc. C.W. Gilluly, Ed.D.,
Chairman of the Company, is also
Chairman and Chief Executive Officer
of Hadron and of AMASYS. The Chief Financial Officer and Corporate Secretary of the Company have similar duties with Hadron, Inc. More than 50% of their time is spent on other than Company matters. During the six months ended
December 31, 1998, the following transactions occurred.

Corporate Services Provided by/to Hadron,
Inc.

     The Company contracts with Hadron, Inc.
for corporate and shareholder relations
services. Charges for such services are based on time and material expended by Hadron personnel in providing such services at a rate equal to Hadron's costs. The Company expensed approximately $14,000 for these services during the six months ended December
31, 1998. Hadron subleases office space from the Company at the same rental rate paid by the Company to its landlord and also shares certain office-related expenses at cost based upon usage. Total service charges to Hadron during the six months ended December 31, 1998, amounted to approximately $16,000. At
January 31, 1999, Hadron terminated its
sublease with the Company and relocated to other facilities. Management believes the methods used for allocating these charges are reasonable.

Administrative Services Provided to AMASYS
Corporation

     AMASYS shares certain general and
administrative expenses with the Company based on usage for which the Company billed
AMASYS approximately $1,400, the Company's cost, during the six months ended December
31, 1998. Management believes the methods used for allocating these charges are reasonable.

3.     Notes Payable

     In September 1997, the Company obtained
a $50,000 line of credit and a $140,000 three year term loan from Century National Bank with annual principal repayments of $40,000, $40,000 and $60,000. In September 1998, the
first $40,000 principal payment was made.
The facilities, guaranteed by C.W. Gilluly, bear interest at a rate of prime plus two percent annually. The line of credit facility was renewed for one year in December
1998. Approximately $6,000 in interest was expensed and paid during the six months ended
December 31, 1998.

     In June 1997, the Company signed a note
with a law firm converting accounts payable to the firm to a note payable in the amount of $50,000 due no later than December 17, 1998, together with all accrued interest, at nine percent (9%) per annum, thereon. In
December 1998, the principal and accrued interest, totaling $56,750, was paid.

     In December 1993, the Company assumed
certain unsecured, non-interest bearing debt obligations related to the acquisition of assets and certain liabilities of
International Intelligence Report, Inc. As of December 31, 1998, approximately $1,150 was outstanding on these obligations and due within one year.

4.     Net Income per Share

     The following table sets forth the
computation of basic and diluted earnings per share:

                                  Three Months Ended      Six Months Ended
                                      December 31,            December 31,
                                   1998       1997         1998        1997
                                ----------   ---------   ----------  ----------
Numerator:

 Net Income                       $117,873     $14,689     $211,489     $18,357
                                ==========   =========   ==========  ==========

Denominator:

 Denominator for basic
earnings per share -
weighted average
shares                           7,924,501  7,858,428     7,912,978   7,858,422



Effect of dilutive
securities:

 Stock Options                   2,630,237  2,204,392     2,695,507   2,074,103
                                ----------   ---------   ----------  ----------

 Denominator for diluted
earnings per share              10,554,738 10,062,820    10,608,485   9,932,525
                                ==========   =========   ==========  ==========


Basic Earnings Per Share              $.01       $.00          $.02        $.00


Diluted Earnings Per
Share                                 $.01       $.00          $.02        $.00


5.     Income Taxes

     The Company has recorded net income for
the six months ended December 31, 1998;
however, no tax provision has been recorded as the Company's net operating loss (NOL) and investment tax credit (ITC) carryforwards are sufficient to offset this income for federal and state tax purposes.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Comparison of the three months ended December
31, 1998, to the three months ended December
31, 1997

     During the three months ended December
31, 1998, the Company's total revenues were approximately $1,811,000, or approximately
$505,000 (39%) greater than the total
revenues for the three months ended December
31, 1997. Revenues are derived from two sources. Information services is the primary business of the Company and involves the aggregation, formatting and value-add of real-time news sources. Data communications revenues represent the recovery of costs incurred in the delivery of the information services to customers. Of the approximately
$493,000 increase in information services revenues, approximately 94% reflects revenues from new customers obtained during the past twelve months and approximately 6% represents growth from existing customers. Revenue growth from existing customers consisted of usage-based royalties and certain contractual increases. The increase of approximately
$12,000 in data communications revenues
reflects billings for delivery of the
Company's products to new customers.

     Total costs and expenses for the three
months ended December 31, 1998 were
approximately $1,671,000, representing an approximate $403,000 (32%) increase in operating expenses from the three months ended December 31, 1997. This increase in operating expenses is due to increases in information services costs, product development costs, sales and marketing, general and administrative and depreciation expenses, partially offset by a slight decrease in data communications costs.

     Information services costs during the
quarter ended December 31, 1998 increased approximately $178,000 (32%) over these costs in the quarter ended December 31, 1997. This increase was due primarily to increased fees and royalties to information providers as new sources were added and revenues increased, as well as additional staffing costs.

     Data communications costs decreased
approximately $8,000 (4%) during the three months ended December 31, 1998 compared with the three months ended December 31, 1997.
This decrease is primarily a result of the termination of an outdated method of delivery.

     Product development expenses increased
by approximately $20,000 (49%) for the three months ended December 31, 1998 compared to the three months ended December 31, 1997.
This increase is the result of additional personnel in this department.

     Sales and marketing expenses increased
by approximately $125,000 or approximately
68% for the quarter ended December 31, 1998 compared to the quarter ended December 31, 1997. This increase was due to increased compensation arising from the addition of sales and marketing personnel, increased expenses for advertising, promotional material and sales collateral, increased travel expenses related to business development and additional commissions based on the increase in information services revenues during the period.

     General and administrative expenses for
the three months ended December 31, 1998 were approximately $82,000 (29%) greater than these expenses during the three months ended
December 31, 1997.  This increase was
primarily due to expenses related to an
increase of approximately $58,000 in the allowance for doubtful accounts. The increase in the allowance reflects the changing dynamics of the industry with little or no barrier to entry for our distributors, an increased number of failed start-up companies and the quantity of new signed contracts.

     Depreciation and amortization expense
increased by approximately $7,000 for the quarter ended December 31, 1998 compared to the quarter ended December 31, 1997 due to additional equipment purchases.

     The Company earned operating income of
approximately $139,000 during the quarter ended December 31, 1998, compared to operating income of $38,000 during the quarter ended December 31, 1997. The Company earned net income of approximately $118,000 during the quarter ended December 31, 1998, compared to net income of approximately
$15,000 for the quarter ended December 31, 1997. The increase in operating and net income reflects the increase in revenues with a marginal increase in total expenses.

Comparison of the six months ended December
31, 1998, to the six months ended December
31, 1997

     During the six months ended December 31, 1998, the Company's total revenues were approximately $3,465,000, or approximately
$940,000 (37%) greater than the total
revenues for the six months ended December
31, 1997. Of the approximately $903,000 increase in information services revenues, approximately 94% reflects revenues from new customers obtained during the past twelve months and approximately 6% represents growth from existing customers. Revenue growth from existing customers consisted of usage-based royalties and certain contractual increases.
The increase of approximately $37,000 in data communications revenues reflects billings for delivery of the Company's products to new customers.

     Total costs and expenses for the six
months ended December 31, 1998 were
approximately $3,209,000, representing an approximate $728,000 (29%) increase in operating expenses from the six months ended
December 31, 1997.  This increase in
operating expenses is due to increases in information services costs, data communications costs, product development costs, sales and marketing, general and administrative and depreciation expenses.

     Information services costs during the
six months ended December 31, 1998 increased approximately $333,000 (31%) over these costs in the six months ended December 31, 1997.
This increase was due primarily to increased fees and royalties to information providers as new sources were added and revenues increased, additional staffing costs, and an increase in computer supplies and software expenses, partially offset by decreased maintenance costs.

     Data communications costs increased
approximately $22,000 (6%) during the six months ended December 31, 1998 compared with the six months ended December 31, 1997. This increase is due to the increase in the number of customers to whom the Company delivers its products, partially offset by the termination of an outdated method of delivery.

     Product development expenses increased
by approximately $41,000 (55%) for the six months ended December 31, 1998 compared to the six months ended December 31, 1997. This increase is the result of additional personnel in this department.

     Sales and marketing expenses increased
by approximately $170,000 or approximately
45% for the six months ended December 31, 1998 compared to the six months ended
December 31, 1997. This increase was due to increased compensation arising from the addition of sales and marketing personnel, increased expenses for advertising, promotional material and sales collateral, increased travel expenses related to business development and additional commissions based on the increase in information services revenues during the period.

     General and administrative expenses for
the six months ended December 31, 1998 were approximately $168,000 (32%) greater than these expenses during the six months ended
December 31, 1997.  This increase was
primarily due to the write-off of a $28,500 account receivable from a customer who went out of business and an increase of more than $80,000 in the allowance for doubtful accounts. With the changing dynamics of the industry, little or no barrier to entry for our distributors, the quantity of new signed contracts, and an increase in the number of failed start-up companies, the Company increased the allowance for doubtful accounts.

     Depreciation and amortization expense
increased by approximately $13,000 over the six months ended December 31, 1998 compared to the six months ended December 31, 1997 due to additional equipment purchases.

     The Company earned operating income of
approximately $257,000 during the six months ended December 31, 1998, compared to operating income of $64,000 during the six months ended December 31, 1997. The Company earned net income of approximately $211,000 for the six months ended December 31, 1998, compared to net income of approximately
$18,000 for the quarter ended December 31, 1997. The increase in operating and net income reflects the increase in revenues with a marginal increase in total expenses.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL
RESOURCES

     For the six months ended December 31,
1998, the Company's operations produced
operating income of approximately $257,000 and net income of approximately $211,000. At
December 31, 1998, the Company had negative working capital of approximately $259,000 as compared with negative working capital of approximately $286,000 at June 30, 1998. The increase in working capital is a result of earnings offset by the substantial use of earnings in funding capital expenditures.
The Company also had a net stockholders' deficit of approximately $530,000 at December
31, 1998, as compared to a net stockholders' deficit at June 30, 1998, of approximately
$757,000. The decrease in stockholders' deficit was due to the retention of net income and the addition of capital through an Employee Stock Purchase Plan.

     For the six months ended December 31,
1998, the Company's operating activities generated approximately $161,000 in cash.
The Company had cash and cash equivalents of approximately $32,000 at December 31, 1998, compared to approximately $170,000 at June
30, 1998. The decrease arose from continuing investment in the upgrade of the Company's software and hardware systems. To date, the Company's operations have generated cash flow sufficient to cover its monthly expenses.
However, no assurance may be given that the Company will be able to expand its revenue base or maintain ongoing profitable operations that would be necessary to meet its liquidity needs in the future. If the Company is not successful in its efforts, it may undertake other actions as may be appropriate to preserve asset values, including bank financing and debt negotiations with AMASYS.


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

     The Company has commenced a program to
assess the impact of the Year 2000 issue with respect to the Company's major vendors and distributor customers, none of whom share information systems with the Company
(external agents). Letters have been sent requesting detailed, written information concerning existing or anticipated Year 2000 compliance by their systems, insofar as the operating systems relate to the Company's business activities with such parties. The
Company expects to receive replies by
February 28, 1999, and will update its
assessment of any impact at that time.  The
Company has no means of ensuring that its external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

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

     Except for the historical information
contained herein, the matters discussed in this 10-Q include forward-looking statements that involve a number of risks and uncertainties. There are certain important external factors and risks, including business conditions and growth in the demand for real-time, aggregated custom on-line news delivery services, and growth in the economy in general; the impact of competitive products and pricing; the proliferation of large, global information networks; and the evolution of the Internet. Certain internal factors and risks exist as well, such as continued success in the acquisition and growth of new information re-distributor and corporate end-user client accounts; the ability to fund upgrades to the Company's technical systems; the timely creation and market acceptance of new products; the Company's ability to continue to increase the variety and quantity of sources of information available to create its products;
the Company's ability to continue to recruit and retain highly skilled technical, editorial, managerial and sales/marketing personnel; the Company's ability to generate cash flow sufficient to cover its current obligations while meeting its long-term debt obligations. These and other risks detailed from time to time in the Company's SEC reports, could cause results to differ materially from those anticipated by the statements contained herein.

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

COMTEX SCIENTIFIC CORPORATION
(Registrant)


Dated:  February 12, 1999        By: /S/ CHARLES W. TERRY
                                     Charles W. Terry
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)

                                 By: /S/ DONALD E. ZIEGLER
                                     Donald E. Ziegler
                                     Chief Financial Officer
                                     (Principal Financial and
                                      Accounting Officer)