Form 10-Q
period 1999-03-31
COMTEX SCIENTIFIC CORP
filed 1999-05-14
CIK 352988

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                       ---------------------
                             Form 10-Q
                       ---------------------

/X/    Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

       For the quarterly period ended March 31, 1999 or

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

                    Yes /X/        No / /

As of May 11, 1999, 8,083,694 shares of the Common Stock of the registrant were outstanding.

                       COMTEX SCIENTIFIC CORPORATION
                            TABLE OF CONTENTS



Part I Financial Information:                                 Page No.

          Item 1.  Financial Statements

               Balance Sheets                                   3
                at March 31, 1999 (unaudited)
                and June 30, 1998

               Statements of Operations                         4
                for the Three and Nine Months Ended
                March 31, 1999 and 1998 (unaudited)

               Statements of Cash Flows                         5
                for the Nine Months Ended
                March 31, 1999 and 1998 (unaudited)

               Notes to Financial Statements                    6


          Item 2.  Management's Discussion and Analysis         9
                   of Financial Condition and Results
                   of Operations

Part II Other Information:


          Item 6.  Exhibits and Reports on Form 8-K            14


SIGNATURES                                                     15

                                 COMTEX SCIENTIFIC CORPORATION
                                        BALANCE SHEETS
                                                              March 31,        June 30,
                                                                1999             1998
                                                             ----------       ----------
                                                            (Unaudited)
ASSETS

  CURRENT ASSETS
    Cash                                                     $   176,657     $  170,416
    Accounts Receivable, Net of Allowance of
        approximately $205,000 and $67,000
        at March 31, 1999 and June 30, 1998, respectively      1,222,626        882,001
    Prepaid Expenses and Other Current Assets                     60,562         19,512
                                                              ----------     ----------
              TOTAL CURRENT ASSETS                             1,459,845      1,071,929

  PROPERTY AND EQUIPMENT, NET                                    629,990        299,097

  DEPOSITS AND OTHER ASSETS                                       62,255         62,944
                                                              ----------     ----------
TOTAL ASSETS                                                 $ 2,152,090     $1,433,970
                                                              ==========     ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

  CURRENT LIABILITIES:
    Accounts Payable                                         $    836,599    $  600,345
    Accrued Expenses                                              582,902       446,317
    Amounts due to Related Parties, net                           257,224       216,815
    Notes Payable                                                  40,000        94,660
                                                               ----------    ----------
              TOTAL CURRENT LIABILITIES                         1,716,725     1,358,137

  LONG-TERM LIABILITIES:
    Notes Payable - Affiliate                                     732,872       732,872
    Other Notes Payable                                            60,000       100,000
                                                               ----------    ----------
              TOTAL LONG-TERM LIABILITIES                         792,872       832,872
                                                               ----------    ----------
TOTAL LIABILITIES                                               2,509,597     2,191,009

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

    Common Stock, $0.01 Par Value - Shares Authorized:
         18,000,000; Shares issued and outstanding:
         8,078,360 and 7,896,231, respectively                     80,784        78,962

    Additional Capital                                         10,015,520     9,987,098
    Accumulated Deficit                                       (10,453,811)  (10,823,099)
                                                               ----------    ----------
              TOTAL STOCKHOLDERS' DEFICIT                        (357,507)     (757,039)
                                                               ----------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $  2,152,090  $  1,433,970
                                                               ==========    ==========

The accompanying "Notes to Financial Statements" are an integral part of these financial statements

                                  COMTEX SCIENTIFIC CORPORATION
                                    STATEMENTS OF OPERATIONS
                                           (UNAUDITED)
                                       Three months ended        Nine months ended
                                            March 31,                March 31,
                                      ---------------------   ----------------------
                                      1999          1998         1999          1998
                                     ----------  ----------   ----------  ----------
REVENUES

  Information Services Revenues      $1,644,439  $1,232,981   $4,792,353  $3,477,403
  Data Communications Revenues          166,688     132,358      484,143     413,016
                                     ----------  ----------   ----------  ----------
           Total Revenues             1,811,127   1,365,339    5,276,496   3,890,419
                                     ----------  ----------   ----------  ----------
COSTS AND EXPENSES
  Costs of Information Services         718,043     580,622    2,114,001   1,643,565
  Costs of Data Communications          186,848     179,177      575,084     544,937
  Product Development                    67,624      41,540      182,370     115,344
  Sales and Marketing                   292,757     218,398      840,126     595,796
  General and Administrative            345,397     287,614    1,045,982     820,240
  Depreciation and Amortization          22,145      27,744       84,100      76,422
                                      ---------  ----------   ----------  ----------
      Total Costs and Expenses        1,632,814   1,335,095    4,841,663   3,796,304
                                     ----------  ----------   ----------  ----------
INCOME FROM OPERATIONS                  178,313      30,244      434,833      94,115

OTHER INCOME (EXPENSE)
  Interest Expense                      (20,813)    (23,121)     (65,888)    (69,810)
  Interest Income/Other                     327         266          785       1,774
                                     ----------  ----------   ----------   ---------
       Other Expense, Net               (20,486)    (22,855)     (65,103)    (68,036)
                                     ----------  ----------   ----------   ---------

INCOME BEFORE INCOME TAXES              157,827       7,389      369,730      26,079

INCOME TAXES                                 27          28          441         360
                                     ----------  ----------   ----------  ----------
NET INCOME                           $  157,800  $    7,361   $  369,289  $   25,719
                                     ==========  ==========   ==========  ==========


BASIC EARNINGS PER COMMON SHARE      $      .02  $      .00   $      .04  $      .00
                                     ==========  ==========   ==========  ==========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES                       8,010,914   7,859,417    7,945,623   7,858,749
                                     ==========  ==========   ==========  ==========
DILUTED EARNINGS PER COMMON SHARE    $      .01  $      .00   $      .03  $      .00
                                     ==========  ==========   ==========  ==========
WEIGHTED AVERAGE NUMBER OF SHARES
  ASSUMING DILUTION                  12,055,635  10,122,563   11,090,868   9,995,871
                                     ==========  ==========   ==========  ==========

The accompanying "Notes to Financial Statements" are an integral part of these financial statements

                           COMTEX SCIENTIFIC CORPORATION
                              STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)
                                                            Nine Months Ended
                                                                March 31,
                                                        --------------------------
                                                            1999           1998
                                                        ----------      ----------
Cash Flows from Operating Activities:
  Net Income                                            $ 369,289       $  25,719
  Adjustments to reconcile net income to net cash
             provided by operating activities:
   Depreciation and Amortization Expense                   84,100          76,422
   Bad Debt Expense                                       160,000          19,590
  Changes in Assets and Liabilities:
      Accounts Receivable                                (500,623)        115,404
      Prepaid Expenses and Other Current Assets           (41,050)         15,359
      Deposits and Other Assets                               250             864
      Accounts Payable                                    236,254          (3,980)
      Accrued Expenses                                    136,585          (9,880)
      Amounts due to Related Parties                       40,409          57,937
                                                        ----------      ----------
    Net Cash provided by Operating Activities             485,214         297,435

Cash Flows from Investing Activities:
  Purchases of Property and Equipment                    (414,555)       (128,810)
  Repayments of Advances to TII                               -           266,000
                                                        ----------      ----------
    Net Cash provided by (used in) Investing Activities  (414,555)        137,190

Cash Flows from Financing Activities:
  Proceeds from Notes Payable                                 -           140,000
  Repayments on Notes Payable                             (94,660)        (21,477)
  Repayments on Notes Payable to Related Parties              -          (147,422)
  Issuance of Stock under Employee Stock Purchase Plan     12,537             -
  Exercise of Stock Options                                17,706             140
  Repayments against PrinCap Financing Agreement              -          (266,000)
                                                        ----------      ----------
    Net Cash used in Financing Activities                 (64,418)       (294,759)
                                                        ----------      ----------
Net Increase in Cash                                        6,241         139,866

Cash Balance at Beginning of Period                       170,416          17,927
                                                        ----------      ----------
Cash Balance at End of Period                           $ 176,657       $ 157,793
                                                        ==========      ==========

Supplemental disclosure of cash flow information:
  Cash paid for interest                                $  14,782       $  12,998
  Cash paid for income taxes                            $     441       $     360

The accompanying "Notes to Financial Statements" are integral part of these financial statements

                       COMTEX SCIENTIFIC CORPORATION
                NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                            March 31, 1999


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

     Statement No. 131, Disclosures about Segments of an Enterprise and Related Information is required for the fiscal year ending June 30, 1999. The Company will make the necessary changes to comply with the provisions of the Statement as applicable. The Company does not expect the adoption of the Statement to have a material impact on the Company's financial condition or results of operations.

     Certain amounts for the three and nine months ended March 31, 1998, have been reclassified to conform to the presentation of the three and nine months ended March 31, 1999.


2.          Related Party Transactions

     AMASYS Corporation ("AMASYS"), the successor corporation to Infotechnology, Inc. ("Infotech"), is the Company's majority stockholder (holding approximately 59% of the Company's Common Stock oustanding). C.W. Gilluly, Ed.D., Chairman of the Company, is also Chairman of AMASYS and Chairman and Chief Executive Officer of Hadron, Inc. of which AMASYS owns approximately 12% of the outstanding shares. The Chairman, Chief Financial Officer and Corporate
Secretary of the Company have similar duties with Hadron, Inc. More than 50% of their time is spent on other than Company matters.
During the nine months ended March 31, 1999, the following transactions occurred.

Corporate Services Provided by/to Hadron, Inc.

     The Company contracts with Hadron, Inc. for corporate and shareholder relations services. Charges for such services are based on time and material expended by Hadron personnel in providing such services at a rate equal to Hadron's costs. The Company expensed approximately $19,000 for these services during the nine months ended March 31, 1999. Hadron subleased office space from the Company at the same rental rate paid by the Company to its landlord and also shared certain office-related expenses at cost based upon usage. Total service charges to Hadron during the nine months ended March 31, 1999, amounted to approximately $18,000. At January 31, 1999, Hadron terminated their sublease with the Company and relocated to other facilities. Management believes the methods used for allocating these charges are reasonable.

Administrative Services Provided to AMASYS Corporation

     AMASYS shares certain general and administrative expenses with the Company based on usage for which the Company billed AMASYS approximately $2,000, the Company's cost, during the nine months ended March 31, 1999. Management believes the methods used for allocating these charges are reasonable.

3.          Notes Payable

     In September 1997, the Company obtained a $50,000 line of credit and a $140,000 three year term loan from Century National Bank with annual principal repayments of $40,000, $40,000 and $60,000. In September 1998, the first $40,000 principal payment was made. The facilities, guaranteed by C.W. Gilluly, bear interest at a rate of prime plus two percent annually. Approximately $9,000 in interest was expensed and paid during the nine months ended March 31, 1999. The line of credit facility was renewed for one year in December 1998. In May 1999, the line of credit was increased to $250,000.

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


4.          Net Income per Share

     The following table sets forth the computation of basic and diluted earnings per share:
                                               Three Months Ended     Nine Months Ended
                                                    March 31,              March 31,
                                                 1999       1998        1999       1998
                                               --------   --------    --------   --------
Numerator:

 Net Income                                    $157,800     $7,361    $369,289    $25,719
                                               ========   ========    ========   ========

Denominator:

 Denominator for basic earnings per share -
weighted average shares                       8,010,914  7,859,417   7,945,623  7,858,422


Effect of dilutive securities:

 Stock Options                                4,044,721  2,263,146   3,145,245  2,074,103
                                             ---------- ----------  ---------- ----------


 Denominator for diluted earnings per share  12,055,635 10,122,563  11,090,868  9,932,525
                                             ========== ==========  ==========  =========

Basic Earnings Per Share                           $.02       $.00        $.04       $.00


Diluted Earnings Per Share                         $.01       $.00        $.03       $.00


5.          Income Taxes

     The Company has recorded net income for the nine months ended March 31, 1999; however, no tax provision has been recorded as the Company's net operating loss (NOL) and investment tax credit (ITC) carryforwards are sufficient to offset this income for federal and state tax purposes.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 1999, to the three months ended March 31, 1998

     During the three months ended March 31, 1999, the Company's total revenues were approximately $1,811,000, or approximately $446,000 (33%) greater than the total revenues for the three months ended March 31, 1998. Revenues are derived from two sources. Information services is the primary business of the Company and involves the aggregation, formatting and value-add of real-time news sources. Data communications revenues represent the recovery of costs incurred in the delivery of the information services to customers. Of the approximately $411,000 increase in information services revenues, approximately 118% reflects revenues from new customers obtained during the past twelve months and approximately -18% represents decreases in existing customer revenues from usage-based royalties and losses from failed customer models. The increase of approximately $34,000 in data communications revenues reflects billings for delivery of the Company's products to new customers.

     Total costs and expenses for the three months ended March 31, 1999 were approximately $1,633,000, representing an approximate $298,000 (22%) increase in operating expenses from the three months ended March 31, 1998. This increase in operating expenses is due to increases in information services costs, data communications costs, product development costs, sales and marketing, and general and administrative expenses.

     Information services costs during the quarter ended March 31, 1999 increased approximately $137,000 (24%) over these costs in the quarter ended March 31, 1998. This increase was due primarily to increased fees and royalties to information providers as new sources were added and revenues increased, as well as additional staffing costs.

     Data communications costs increased approximately $7,000 (4%) during the three months ended March 31, 1999 compared to the three months ended March 31, 1998 as a result of the growth in the number customers to which the Company delivers its products.

     Product development expenses increased by approximately $26,000 (63%) for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. This increase is the result of additional personnel in this department.

     Sales and marketing expenses increased by approximately $74,000 or approximately 34% for the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998. This increase was due to increased compensation arising from the addition of sales and marketing personnel, increased expenses for advertising, promotional material and sales collateral, and additional commissions based on the increase in information services revenues during the period.

     General and administrative expenses for the three months ended March 31, 1999 were approximately $58,000 (20%) greater than these expenses during the three months ended March 31, 1998. This increase was due to expenses related to expanded office space and an increase in the allowance for doubtful accounts of approximately $27,000. The increase in the allowance reflects the changing dynamics of the industry with little or no barrier to entry for our distributors, an increased number of failed start-up companies and the quantity of new signed contracts.

     The Company earned operating income of approximately $178,000 during the quarter ended March 31, 1999, compared to operating income of $30,000 during the quarter ended March 31, 1998. The Company earned net income of approximately $158,000 during the quarter ended March 31, 1999, compared to net income of approximately $7,000 for the quarter ended March 31, 1998. The increase in operating and net income reflects the increase in revenues with a marginal increase in total expenses.

Comparison of the nine months ended March 31, 1999, to the nine months ended March 31, 1998

     During the nine months ended March 31, 1999, the Company's total revenues were approximately $5,276,000, or approximately $1,386,000 (36%) greater than the total revenues for the nine months ended March 31, 1998. Of the approximately $1,315,000 increase in information services revenues, approximately 88% reflects revenues from new customers obtained during the past twelve months and approximately 12% represents growth from existing customers.
Revenue growth from existing customers consisted of usage-based royalties and certain contractual increases. The increase of approximately $71,000 in data communications revenues reflects billings for delivery of the Company's products to new customers.

     Total costs and expenses for the nine months ended March 31, 1999 were approximately $4,842,000, representing an approximate $1,045,000 (28%) increase in operating expenses from the nine months ended March 31, 1998. This increase in operating expenses is due to increases in information services costs, data communications costs, product development costs, sales and marketing, general and administrative and depreciation expenses.

     Information services costs during the nine months ended March 31, 1999 increased approximately $475,000 (29%) over these costs in the nine months ended March 31, 1998. This increase was due primarily to increased fees and royalties to information providers as new sources were added and revenues increased, additional staffing costs, and an increase in computer supplies and software expenses, partially offset by decreased maintenance costs.

     Data communications costs increased approximately $26,000 (5%) during the nine months ended March 31, 1999 compared with the nine months ended March 31, 1998. This increase is due to the increase in the number of customers to which the Company delivers its products, partially offset by the termination of an outdated method of delivery.

     Product development expenses increased by approximately $67,000 (58%) for the nine months ended March 31, 1999 compared to the nine months ended March 31, 1998. This increase is the result of additional personnel in this department.

     Sales and marketing expenses increased by approximately $244,000 or approximately 41% for the nine months ended March 31, 1999 compared to the nine months ended March 31, 1998. This increase was due to increased compensation arising from the addition of sales and marketing personnel, increased expenses for advertising, promotional material and sales collateral, increased travel expenses related to business development and additional commissions based on the increase in information services revenues during the period.

     General and administrative expenses for the nine months ended March 31, 1999 were approximately $226,000 (28%) greater than these expenses during the nine months ended March 31, 1998. This increase was primarily due to the write-off of a $28,500 account receivable from a customer who went out of business and an increase of approximately $113,000 in the allowance for doubtful accounts. With the changing dynamics of the industry, little or no barrier to entry for our distributors, the quantity of new signed contracts, and an increase in the number of failed start-up companies, the Company increased the allowance for doubtful accounts.

     Depreciation and amortization expense increased by approximately $8,000 over the nine months ended March 31, 1999 compared to the nine months ended March 31, 1998 due to additional equipment purchases.

     The Company earned operating income of approximately $435,000 during the nine months ended March 31, 1999, compared to operating income of $94,000 during the nine months ended March 31, 1998. The Company earned net income of approximately $369,000 for the nine months ended March 31, 1999, compared to net income of approximately $26,000 for the nine months ended March 31, 1998. The increase in operating and net income reflects the increase in revenues with a marginal increase in total expenses.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     For the nine months ended March 31, 1999, the Company's operations produced operating income of approximately $435,000 and net income of approximately $369,000. At March 31, 1999, the Company had negative working capital of approximately $257,000 as compared with negative working capital of approximately $286,000 at June 30, 1998. The increase in working capital is a result of earnings offset by the substantial use of earnings in funding capital expenditures. The Company also had a net stockholders' deficit of approximately $358,000 at March 31, 1999, as compared to a net stockholders' deficit at June 30, 1998, of approximately $757,000. The decrease in stockholders' deficit was due to the retention of net income and the addition of capital through an Employee Stock Purchase Plan and the exercise of Company incentive stock options.

     For the nine months ended March 31, 1999, the Company's operating activities generated approximately $485,000 in cash. The Company had cash of approximately $177,000 at March 31, 1999, compared to approximately $170,000 at June 30, 1998. To date, the Company's operations have generated cash flow sufficient to cover its monthly expenses. The Company contemplates spending, over the next six months, an additional approximately $600,000 to complete the new hardware and software system platform. Current operations cash flow and the Company's $250,000 line of credit are expected to fund the expenditures. The Company continues to explore other financing options as well.



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

     The Company has commenced a program to assess the impact of the Year 2000 issue with respect to the Company's major vendors and distributor customers, none of whom share information systems with the Company (external agents). Letters have been sent requesting detailed, written information concerning existing or anticipated Year 2000 compliance by their systems, insofar as the operating systems relate to the Company's business activities with such parties. The Company has received replies from a number of its vendors and distributor customers with encouraging results and will be sending second requests to those who have not responded. The Company has no means of ensuring that its external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

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

     The Company currently has no contingency plans in place in the event its external agents do not complete all phases of the Year
2000 resolution process. The Company continues to monitor and assess whether such a plan is necessary.

     Except for the historical information contained herein, the matters discussed in this 10-Q include forward-looking statements that involve a number of risks and uncertainties. There are certain important external factors and risks, including business conditions and growth in the demand for real-time, aggregated custom on-line news delivery services, and growth in the economy in general; the impact of competitive products and pricing; the proliferation of large, global information networks; and the evolution of the Internet. Certain internal factors and risks exist as well, such as continued success in the acquisition and growth of new information re-distributor and corporate end-user client accounts; the ability to fund upgrades to the Company's technical systems; the timely creation and market acceptance of new products; the Company's ability to continue to increase the variety and quantity of sources of information available to create its products; the Company's ability to continue to recruit and retain highly skilled technical, editorial, managerial and sales/marketing personnel; the Company's ability to generate cash flow sufficient to cover its current obligations while meeting its long-term debt obligations. These and other risks detailed from time to time in the Company's SEC reports could cause results to differ materially from those anticipated by the statements contained herein.

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

COMTEX SCIENTIFIC CORPORATION
(Registrant)


Dated:  May 14, 1999          By:     /S/   CHARLES W. TERRY
                                      Charles W. Terry
                                      President and Chief
                                      Executive Officer
                                      (Principal Executive Officer)

                              By:     /S/   DONALD E. ZIEGLER
                                      Donald E. Ziegler
                                      Chief Financial Officer
                                      (Principal Financial and
                                         Accounting Officer)