Form 10-K405
period 1999-06-30
COMTEX SCIENTIFIC CORP
filed 1999-09-28
CIK 352988

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.

                              FORM 10-K

(Mark One)

 X Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended June 30, 1999; or

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

As of September 23, 1999, the aggregate market value of the common stock held by non-affiliates of the Registrant (based upon the average bid and asked prices of the common stock as reported by the National Association of Securities Dealers Inc. through its
Electronic OTC Bulletin Board) was approximately $5,470,451.

As of September 23, 1999, 8,126,380 shares of the Common Stock of the Registrant were outstanding.

                             PART I
Item 1.   Business

     Comtex Scientific Corporation ("COMTEX" or the "Company") was incorporated in New York in 1980.

Overview

     COMTEX is a leading full service Internet "Infomediary" delivering aggregated content from a network of approximately 45 real-time news wires to Web sites and other online, wireless and electronic information services. Our customer or distribution partner network consists of more than 270 Web sites and information services creating a potential audience of millions of Internet users, over 200,000 personal investors, 400,000 Wall Street brokers and 900,000 business professionals in the corporate market. COMTEX generates its revenues from licensing content and processing services.

     Use of COMTEX aggregated news and services provide both our distribution partners and content partners with significant competitive advantages. Their reliance on, and use of, outsourced COMTEX aggregated news feeds and services enables them to focus on their core competencies as well as bring their products to market quickly and less expensively. Our infomediary services allow each business to first focus corporate resources on their businesses while outsourcing news content aggregation and integration to COMTEX.

     Our content plays a crucial role for our network of distribution partners in attracting and retaining customers to their services. This in turn drives their revenue models whether they be subscription, advertising or commerce based models. The real-time nature of the content, as well as the breadth and depth of coverage, provide the critical element in developing and maintaining a compelling user experience on our distribution partner's sites and services. COMTEX' publisher partners provide the content for COMTEX' products and contain late-breaking U.S. and international news and events, worldwide economic news and indices, news and information on both public and private companies, and up-to-the-minute sports and entertainment news from around the world.

     We currently aggregate 45 real time news wires. Real-time denotes the electronic transmission of breaking news stories while events are actually happening and, in most cases, before the story's appearance in print and television media. Using our proprietary automated technology, we re-package these wires into topical wires called CustomWiresR. Customers chose those CustomWiresR which best match their applications and end-users' needs. CustomWiresR include topics such as business, finance, environment, healthcare, public companies and energy. Content can also be packaged by publisher or by more than 15 geographical regions.

     Likewise, our network of over 270 distributors plays a critical role for our network of content partners. Through our network of distributors, our content partners gain rapid access to new markets, incremental revenue and brand exposure while focusing corporate resources on quality content generation.


     Additional advantages are afforded to our distribution partners. The integration of content on our distributor's sites and services requires only one contractual relationship to manage and one technical format to address. In addition, licensing content by topical or geographical area is more cost effective for the distributor since they only pay for and manage the content they need.

     COMTEX' relationship with ever increasing offerings of our content partners allows us to be the one-stop solution for our distribution partners. Publishers of real-time news only cover their editorial perspective and specific area of coverage or expertise. COMTEX brings together these disparate sources in a real-time, value added and single feed and format source. Distributors are able to deliver better products, significantly faster and more cost effectively due to our expertise as an infomediary.

     A significant portion of the content we aggregate focuses on business and financial news, both domestic and international. This real-time news content is a critical factor in business and investment decisions since it is updated and distributed in real-time throughout the day.

     Distributor information services must provide, in a timely fashion, the broadest coverage possible to be competitive in this web-enabled information age. Further, the content they offer to their constituencies must be relevant and pertinent to the critical decisions that are being made. Without COMTEX' aggregation and packaging, information services would have a difficult time keeping their sites and services competitive.

Distribution Partners

     Access to our growing network of information publishers or providers via a single business relationship coupled with our unique packaging is a compelling proposition for Web sites and information services each of whom are competing in their markets trying to maintain a compelling and "sticky" site to maximize the success of their business model. Our distributor partners can gain the required critical mass of content quickly and effectively. This improves their product and helps get them to market faster.

     On the Internet, our distribution partners include Big Charts, CompuServe, InfoSpace, PC Quote.com, Office.com, OneSource, StockPoint, Telescan and VerticalNet. Other corporate distribution partners include NewsEdge, WAVO, Reuters Business Briefs and Dialog Corporation. Wall Street distributors include information services such as AT Financial, Bloomberg, Bridge Information Services, Fidelity, ILX and Track Data.

     Contracts with our distribution partners generally and historically have a term of one to three years. Our revenues consist of fixed fees, monthly royalty minimums and royalties based on the success of the distributor's revenue model.

Content Partners

     The growing list and extensive reach of our distributors along with unique content packaging creates an attractive business proposition for our publisher partners.
With a COMTEX relationship, they gain incremental revenues and substantial branding across all of our Internet, corporate and Wall Street markets.

     Current providers include publishers such as: The
Associated Press, Bridge News, Business Wire, CMP Media,
Knight-Ridder / Tribune, Nelson Information, Newsbytes News
Network, ON24, Phillips Publishing Inc., PR Newswire and
United Press International. COMTEX also has agreements with a significant number of international based news agencies including Africa News Service, Asia Pulse,
ITAR/TASS News Agency, Kyodo News International and South
American Business Information.

     The contracts with our content partners include the right to license re-sellers and other information distributors. This negotiated right is a significant asset and competitive advantage since it allows COMTEX to generate revenue based on the end-user reach of our distributor partners. In addition, it leverages marketing expenditures and investments made by our distributor partners. Our costs associated with these licenses include fixed fees, monthly minimums and / or royalties based on COMTEX' information services revenue and the content partners' participation in the distributed products.

Technology

     COMTEX' real-time processing system is an integration of proprietary technology and industry proven technology. Utilizing our experience in managing and processing real-time news feeds we have designed proprietary processes to maximize the content value-adds, reliability, packaging and flexibility. Our current systems can manage more than 15,000 stories per day from 45 real-time newswires, classify each story, index by ticker symbol and other keywords, and deliver only the stories licensed to each Web site or information service. An improved processing system, called Equinox internally, is due to be fully operational before calendar year-end, and will have the capacity to process more than 100,000 stories per day and provide even greater flexibility in the creation of new products and value-adds.

     The method for processing and converting the real-time news feeds into the COMTEX value-added format relies heavily on computer technology and data management software, in which COMTEX has invested and will continue to invest significant amounts to upgrade. As electronic news feeds and other submissions of news and information are received, COMTEX' computers convert each story into a common data format, apply standardized document coding, and assign relevant keywords, including ticker symbols of any public companies mentioned in the story. After the processing has been completed, our data management software sorts each news story into topic defined product categories. COMTEX' editorial and product development staffs monitor and edit the electronic processing and categorization of incoming news items to ensure our products meet various market needs and product specifications.

     COMTEX delivers its information products in a variety of ways to suit customer requirements. These delivery methods include:

     - broadcast news products via leased lines, frame relay, FM transmission or satellite downlink
     -   Internet delivery of news products

Business Model

     Our revenue is primarily derived from our distributors for data communications and the licensing of content, including our CustomWiresR and / or the publishers' full wire. The distributor licenses are typically multi-year and have fixed fees as well as minimum royalty commitments. Royalties are based upon the customer's business and revenue model such that their success in their market generates proportionally increasing revenues for COMTEX.

     Other sources of revenue include content processing for select distributors and processing and distribution services for several content providers. Several distributors have found it advantageous to have COMTEX process additional content for them so that the additional content is in the same format with the same value-adds as the content they license directly from us. Processing fees include initial implementation fees, monthly minimums and a percentage of the royalties earned by the licensor of the content. Likewise several content providers find it to their advantage to be able to deliver their content through our distribution network of more than 270 Web sites and information services. Processing revenues consist of implementation fees, monthly minimums and a percentage of their revenues earned through our network.

Customers, Sales and Marketing

     COMTEX' customers consist of online and internet services and information distributors who create products and services in conjunction with the COMTEX' products and in turn sell to their customers: end-user markets and corporations, who use the combined services for market research, business intelligence, investment analysis and entertainment. Electronic news and information distributors include business and consumer online services, personal investor WEB sites, general information WEB sites, Wall Street stock quote vendors, electronic clipping services and wireless information services.

     COMTEX' marketing strategy is to provide the content infrastructure to information services, which spend marketing dollars to attract end-users to their services and product offerings. In this way, we leverage marketing investment by our customers to attract and assemble a broad user base for the our content offerings. Our licensing agreements provide for fees and minimum royalties as well as variable royalties based on the success of our distribution customer's individual business models.

     COMTEX' sales force is organized around our four primary markets - professional investor, individual investor, internet and corporate information services markets. The sales force receives a base salary and earns commissions on both new customers and revenue growth from existing customers. Our compensation plan is consistent with industry compensation practices.

     Current distributor customers include, but are not
limited to, in the professional and individual investor
market:  AT Financial, Bloomberg L.P.,   Bridge Trading
Company, ILX, PC Quote, Track Data; in the internet market:
Big Charts, Inc., CNN Interactive, CompuServe, Inc.,
Infospace, PointCast, Inc., Stockpoint, Telescan, Thomson
Consumer Products Group, VerticalNet, Inc.; and in the corporate market: NewsEdge, Inc., OneSource Information
Services, Inc., Reuters Ltd.,  and The Gale Group

Product and Service Offerings

     The core products currently supported by COMTEX' technical and customer service departments include a series of topic-defined news products marketed under the brand name
"CustomWiresR". We also support production of original news products under the brand name "Comtex Newsroom".

     CustomWiresR are topic-defined newswires that contain only the topic-relevant stories from more than forty-five newswire services distributed by COMTEX representing more than forty publishing alliances. Stories are selected by our automated editorial software according to the significance of the story's content relative to specific
CustomWiresR topics. COMTEX offers fourteen topics under the CustomWiresR brand name: Business, Community, Energy,
Environment, Finance, Foreign Business, Government,
Healthcare, High Technology, International, Public
Companies, Sports, Wall Street and World Affairs and an additional eleven geographical CustomWiresR focusing on specific international regions.

     Comtex Newsroom product line includes editorially enhanced news products: Investor Alert, Market Alert and Top Headlines. Investor Alert tracks significant stock market activity by volume, price points and price percentage from the New York Stock Exchange, American Stock Exchange and NASDAQ Stock Market to allow tracking of trends both in industry and individual company stocks. Market Alert delivers market activity updates from U.S. securities and commodity exchanges including early morning calls, active stock lists, closing volumes, analyst comments and summaries, selected indices in major international trading centers and weekly U.S. economic indicators. Top Headlines is an editorial service that selects up to ten of the most significant news stories of the day in each of fourteen topic-based CustomWiresR.

     The Top Headlines categories in Comtex Newsroom are:
Business, Community, Energy, Entertainment, Environment, Finance, Government, Healthcare, High Technology, International and Sports. Based on specific market interest, the Company developed an additional fourteen industry specific categories. A list of the top five to seven stories from each industry category is generated and distributed to customers a minimum of once a day. These categories include vertical industries such as Airlines, Automobile, Banking, Hardware, Insurance, Oil, Publishing, Telecommunications and Utilities. In addition, COMTEX offers seven financially focused categories that are updated with five to seven top headlines. These categories include Bonds, Earnings, Economy, International Markets, Mergers and a Market Overview. Top Headlines are updated and released to customers up to five times a day.

     Utilizing the same automated editorial and format conversion process, COMTEX has broadened its services to include offering news processing services to large-scale content distributors and information providers. The content providers and distributors take advantage of and leverage the standardized format and value-added processing for all their content. In addition, the information providers can take advantage of access to our more than 270 web sites and services. COMTEX believes this new offering will increase the reliance that information providers and distributors have on COMTEX and, at the same time, attract even more customers to Comtex.

     COMTEX believes the rapid growth in the use of electronic information by consumers, businesses and professional investors will continue to create a significant market for our information products and outsourcing services.

     COMTEX relies heavily on third-party information sources for the content of its product offerings. Interruption in, or the termination of, service from a significant number of our information sources would affect our ability to offer products or maintain product quality. Accordingly, the failure or inability to restore or replace such interrupted or terminated services could have an adverse effect on revenues (see Item 7 - Management's Discussion and Analysis of Financial Conditions and Results of Operation).

Competition

     COMTEX' content offerings, technology platform and capabilities as well as relationships with our content and distribution partners uniquely allow these partners to focus their business efforts and resources on their core competencies. Our aggregation and integration services as well as technological capabilities combined with our established base of content and distribution partners represent a significant barrier to entry into COMTEX' markets by potential competitors.

     Certain customers view individual national and international electronic news and information wire services as direct competitors. Examples include established electronic newswire services such as Dow Jones News/Retrieval and Reuters. COMTEX management believes that because these companies primarily offer only their own proprietary and editorially selected content, they cannot offer the breadth, depth and magnitude of the real-time news content that is available from COMTEX. Additionally, COMTEX does not believe these entities utilize a technological approach to processing and delivering value-added information products similar to that used by COMTEX and therefore cannot as efficiently meet the needs of our customers.

Product Development

     For the years ended June 30, 1999, 1998 and 1997
COMTEX' product development costs were approximately
$270,000, $165,000, and $270,000 respectively.  The decrease in fiscal year 1998 was due to a shift of resources to focus on marketing strategies for COMTEX.

     In addition, during fiscal year 1998, COMTEX commenced a development effort to upgrade its software and computer hardware system components to expand its product capabilities and to meet future client requirements. In fiscal years 1999 and 1998 COMTEX incurred and capitalized approximately $430,000 and $170,000 on this initiative.
Completion of the estimated $1,000,000 upgrade project is expected late in calendar year 1999.

     COMTEX has broadened its services to offer distributors and information providers an outsourcing service for the processing and distribution of their information. During the past year, COMTEX has added content from a significant number of important publisher partners: Associated Press, EDGAR Online, Kyodo News, Nelson's Broker Summaries, ON24 Inc., PrimeZone Media Network, COMLINE Business Data, Inc., Market News Publishing, IPO Monitor. COMTEX plans to continue to add quality publishers to its content offerings with a continued commitment to serving its markets with the highest quality content.

Company History

     Comtex Scientific Corporation was incorporated in New
York in 1980. As a result of a series of transactions during COMTEX' fiscal year 1989, Infotechnology, Inc.
("Infotech"), a Delaware business development corporation, then principally engaged in the information and communications business, acquired majority ownership of COMTEX.

     During the 1980s and early 1990s, COMTEX incurred significant losses and a resultant shareholder deficit due to the failure to realize market penetration as a retail source of news and information. In 1994, new management established a new direction for COMTEX by focusing on the aggregation, value-add, repackaging and distribution of content for resale to distributors in the professional investor, individual investor, internet and corporate information services markets. With the new focus, COMTEX has been able to achieve significant growth in information services revenues, over 40% in 1999 alone, as well as consistent profitability during the past three years, while investing in management, sales, marketing, technical resources and infrastructure.

Employees

     At June 30, 1999, COMTEX had 39 full-time employees. The employees are not members of a union and COMTEX believes employee relations are generally good. COMTEX' Chairman, Treasurer and Corporate Secretary have similar duties with Hadron, Inc. More than 50% of their time is spent on other than COMTEX business.

Other Information

     AMASYS Corporation, ("AMASYS") (the successor corporation to Infotechnology, Inc., "Infotech"), legally or beneficially controls 4,693,940 (approximately 58%) of the issued and outstanding shares of COMTEX. As discussed in
Note 3 of the Notes to Financial Statements, 2,540,503 shares of COMTEX' common stock owned by AMASYS are subject to option by C.W. Gilluly, Ed.D., the Chairman of the Board of Directors of both the Company and AMASYS. Dr. Gilluly and his spouse, Marny Gilluly, (the "Gillulys") also directly own options to acquire an additional 1,783,003 shares of COMTEX' common shares.

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

     The range of high and low bid quotations for the Common
Stock, as obtained from Bloomberg Financial Services, for each quarterly period during fiscal years 1999 and 1998 is shown below:

Fiscal Year Ended June 30, 1998              High      Low
-------------------------------             ------   ------
     First Quarter
     (7/1 to 9/30/97)                        7/32      1/8

     Second Quarter
     (10/1 to 12/31/97)                       1/4      1/8

     Third Quarter
     (1/1 to 3/31/98)                        9/32      3/16

     Fourth Quarter
     (4/1 to 6/30/98)                        1/2       5/32

Fiscal Year Ended June 30, 1999              High      Low
-------------------------------              ------   ------
     First Quarter
     (7/1 to 9/30/98)                        1/2       3/16

     Second Quarter
     (10/1 to 12/31/98)                      7/16      1/5

     Third Quarter
     (1/1 to 3/31/99)                        4 11/16   3/8

     Fourth Quarter
     (4/1 to 6/30/99)                        2 7/8     1 3/4

     The approximate number of holders of record of the Company's
Common Stock as of September 23, 1999 was 564.

     The Company has never paid a cash dividend on its Common
Stock and does not anticipate the payment of cash dividends to shareholders in the foreseeable future.

Item 6.   Selected Financial Data

     The following table sets forth selected financial data for each of the last five fiscal years of the Company.

                                    Fiscal Year Ended June 30,

(amounts in thousands except             1999     1998       1997      1996     1995
per share data)
Information Services Revenues          $  6,885  $  4,830  $  4,066  $  3,219  $  2,769
Data Communications Revenues           $    672  $    571  $    526  $    330  $    288
Total Comtex Net Revenues              $  7,557  $  5,401  $  4,592  $  3,549  $  3,057
Income (Loss) from Operations          $    542  $    156  $    228  $   (362) $   (166)

Net Income (Loss)                      $    456  $     64  $    113  $   (472) $   (260)

Basic Net Income(Loss) Per Share       $    .06  $    .01  $    .01  $   (.06) $   (.03)
Diluted Net Income (Loss) Per Share    $    .04  $    .01  $    .01  $   (.06) $   (.03)

Balance Sheet Data at Year End:
   Total Assets                        $  2,407  $  1,434  $  1,531  $  1,382  $  1,851
   Long-term Obligations               $  1,047  $    833  $    788  $  1,083  $  1,075

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operation


RESULTS OF OPERATIONS

      Comparison of the Fiscal Year ended June 30, 1999 to the Fiscal
                         Year ended June 30, 1998

     During the year ended June 30, 1999, the Company's total revenues were approximately $7,557,000 or approximately $2,156,000 (40%) greater than revenues for the year ended June 30, 1998. Of the approximately $2,055,000 increase in information services revenues, approximately 13% represents revenues from new customers and approximately 87% reflects the net increase in revenues derived from the sale of COMTEX' products to existing information distributors who pay the Company a royalty based upon usage. The increase of approximately $101,000 in data communications revenues reflects billings for delivery of the Company's products to new customers.

     Total costs and expenses for the fiscal year ended June 30, 1999, were approximately $7,015,000, compared to approximately $5,245,000 for the fiscal year ended June 30, 1998, an increase of approximately $1,770,000 (34%). The increase in total costs and expenses is due to increased information services costs, data communications costs, product development costs, sales and marketing costs and general and administrative expenses.

     Costs of information services were approximately $2,985,000 for the fiscal year ended June 30, 1999, compared to approximately $2,253,000 for the fiscal year ended June 30, 1998, an increase of approximately $733,000 (33%). This increase is primarily due to an increase in the royalties paid to information providers based on increased revenues. The increase is also attributable to increased fees to information providers as sources were added, additional personnel costs and increased consulting fees, offset by a decrease in software maintenance costs.

     Data communications costs increased by approximately $24,000 (3%) to approximately $757,000 for the fiscal year ended June 30, 1999, from approximately $733,000 in the fiscal year ended June 30, 1998. This increase is principally due to the increase in the number of customers and information providers and increased data volume during the fiscal year ended June 30, 1999, partially offset by a decrease in costs associated with the termination of an outdated method of delivery.

     Product development expenses were approximately $270,000 for the fiscal year ended June 30, 1999 compared to $165,000 for the prior fiscal year. The increase of approximately $105,000 (63%) is due to additional personnel costs.

     Sales and marketing expenses were approximately $1,281,000 for the fiscal year ended June 30, 1999, compared to approximately $879,000 for the fiscal year ended June 30, 1998, an increase of approximately $402,000 (46%). This increase is due to increased marketing and sales personnel, additional travel expenses associated with business development, increased bonus and commissions related to the increase in information services revenues in the current year, as well as increased spending on advertising, promotional materials and sales collateral.

     General and administrative expenses were approximately $1,617,000 for the fiscal year ended June 30, 1999 compared to approximately $1,111,000 for the prior fiscal year. The increase of approximately $506,000 (46%) is primarily due to an increase in bad debt expense related principally to the increase in the number of new customers, increased rent expense associated with the Company's expanded office space, and increased compensation corresponding to reaching targeted revenue and net income goals.

     The Company earned operating income of approximately $542,000 during the fiscal year ended June 30, 1999 compared to operating income of approximately $156,000 during the fiscal year ended June 30, 1998. The Company earned net income of approximately $456,000 for the fiscal year ended June 30, 1999, compared to approximately $65,000 for the fiscal year ended June 30, 1998. The increase in operating and net income reflects the increased revenues during the year offset partially by the continued investments in personnel and information provider content as discussed above.


      Comparison of the Fiscal Year ended June 30, 1998 to the Fiscal
                         Year ended June 30, 1997

     During the year ended June 30, 1998, the Company's total revenues were approximately $5,401,000 or approximately $809,000 (18%) greater than revenues for the year ended June 30, 1997. Of the approximately $764,000 increase in information services revenues, approximately 60% represents revenues from new customers and approximately 40% reflects the net increase in revenues derived from the sale of Comtex products to existing information distributors who pay the Company a royalty based upon usage. The increase of approximately $45,000 in data communications revenues reflects billings for delivery of the company's products to new customers.

     Total costs and expenses for the fiscal year ended June 30, 1998, were approximately $5,245,000 compared to approximately $4,364,000 for the fiscal year ended June 30, 1997, an increase of approximately $881,000 (20%). The increase in total costs and expenses is principally due to increased information services costs, data communications costs, sales and marketing costs and general and administrative expenses, offset by a decrease in product development expenses.

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

     Data communications costs increased by approximately $146,000 (25%) to approximately $733,000 for the fiscal year ended June 30, 1998, from approximately $587,000 in the fiscal year ended June 30, 1997. This increase is principally due to the increase in the number of customers and information providers and the increased data volume during the fiscal year ended June 30, 1998.

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

     The Company earned operating income of approximately $156,000 during the fiscal year ended June 30, 1998, compared to operating income of approximately $228,000 during the fiscal year ended June 30, 1997. The Company earned net income of approximately $64,000 for the fiscal year ended June 30, 1998, compared to approximately $113,000 for the fiscal year ended June 30, 1997. The decrease in operating and net income reflects the investment of increased revenues in personnel and information provider content as discussed above, as well as the absence of a one-time resolution of revenues during the prior year. The decrease in net income was partially offset by a decrease in interest expense related to the reduction in the AMASYS Note and payment of a vendor note.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     For the fiscal year ended June 30, 1999, the Company reported operating income of approximately $542,000 and net income of approximately $456,000. At June 30, 1999, the Company had negative working capital of approximately $106,000 as compared with negative working capital of approximately $286,000 at June 30, 1998. The decrease in negative working capital was due primarily to the reclassification of interest due on a long-term note to notes payable to affiliate. The decrease was offset partially by an increase in deferred revenue from one customer. At the end of the year, the Company executed an amended Note Payable to Affiliate to incorporate the interest into the principal amount of the note.

     The Company also reported a net stockholders' deficit of approximately $254,000 at June 30, 1999 compared to a net stockholders' deficit of approximately $757,000 at June 30, 1998. The decrease of approximately $503,000 in stockholders' deficit was due to the retention of net income and additions to equity resulting from the exercise of Company incentive stock options and purchases under the Company's Employee Stock Purchase Plan.

     During the fiscal year ended June 30, 1999, the Company's operations generated approximately $615,000 in cash flows. Operating cash flows were used to invest in the improvement of company operations, as well as to fund capital expenditures and
the repayment of long-term notes.   To date, the Company's
operations have generated cash flow sufficient to cover its monthly expenses and management believes that cash from operations will provide the Company with adequate cash resources to meet its obligations on a short-term basis, as well as continued investment in company operations.

     The Company has a $250,000 line of credit in place and available to assist with short-term flucuations in cash flow, if necessary. To date, the Company has not needed to use this facility, but may need to do so in the future to assist with investments in the Company.

     As noted above, the Company has invested significantly in upgrading the experience level of its management, sales, marketing and technical support staff; in expanding its contractual base with information providers so as to improve the quality and flexibility of its information products; and in expanding its contracts with information distributor customers. All of these factors contribute to improving the Company's ability to sell and deliver quality products and services.

     In addition, the Company has made capital expenditures of approximately $643,000 in fiscal year 1999, primarily to upgrade its software and hardware platforms thus expanding both its product capabilities and its ability meet future client processing requirements. The Company anticipates continued investment at similar levels in fiscal year 2000 to continue to upgrade its technology platforms and infrastructure.


YEAR 2000 ISSUE

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19, " resulting in possible system failure or miscalculations causing disruptions of operations.

     The Company has completed an internal review and assessment of the impact of the Year 2000 issue upon its operating, financial and accounting systems, including those with embedded controls. It has undertaken, or is currently undertaking, corrective actions where issues were discovered. Specific contingency plans are currently being developed where significant risks may exist despite corrective actions taken or planned. All corrective actions and contingency plans are scheduled to be completed and/or put into place by December 31, 1999.

     The first of a two-phase project to evaluate the Company's primary systems for processing feeds from information providers and distributing them to its customers has been completed with generally positive results. Not all systems were found to be Year 2000 compliant. The second phase will correct known problems, further identify areas for correction and develop contingency plans where no remediation is possible. Management believes these systems will operate satisfactorily in a Year 2000 environment with little or no impact.

     The Company estimates that its total Year 2000 compliance costs will approximate less than $50,000, of which less than $20,000 has been expended to date. This amount includes the cost of duplicative equipment for testing, the replacement of non-compliant systems and personnel and consulting expenses to affect the review and remediation.

At this time the Company believes that, with respect to its internal systems, the Year 2000 issue will not pose any significant operational problems or costs.

     The Company has commenced a program to assess the impact of the Year 2000 issue with respect to the Company's major vendors and distributor customers. Letters have been sent requesting detailed, written information concerning existing or anticipated Year 2000 compliance by their systems, insofar as the operating systems relate to the Company's business activities with such parties. The Company has received a significant number of replies with generally complete answers and positive assurances regarding Year 2000 readiness. The Company is in the process of completing this portion of the evaluation as well as following up on non-replies, incomplete replies and issues arising out of replies received.

     The Company has no means of ensuring that its external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

     Based upon the activities described above, the Company does not believe that the Year 2000 problem is likely to have a material adverse effect on the Company's business or results of operations. However, the above discussion regarding the Year 2000 issue contains forward-looking statements that reflect the Company's current expectations or beliefs concerning future results and events. These statements are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that forward looking statements contained in the Year 2000 discussion should be read in conjunction with the following disclosures of the Company.

     The dates on which the Company believes its Year 2000 compliance efforts will be completed are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. Unanticipated failures by critical vendors, as well as a failure by the Company to execute successfully its own remediation efforts, however, could have a material adverse effect on the costs associated with year 2000 compliance and on the completion of efforts to effect such compliance. Some important factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer code, the timely and accurate responses to and correction by third-parties and suppliers, the ability to implement interfaces between new systems and the systems not being replaced and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem, the Company cannot ensure its ability to timely and cost-effectively resolve problems associated with the Year 2000 issue that may affect its operations and business or expose it to third-party liability.

Cautionary Statements Concerning Forward-Looking Statements

     Except for the historical information contained herein, the matters discussed in this 10-K include forward-looking statements. Forward-looking statements, which the Company believes to be reasonable and are made in good faith, are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

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


Item 7A.  Quantitative and Qualitative Disclosure about Market
Risk.
     The information required by this item has been omitted as the Company's market risk exposure is not material.

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

                         PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K

          (a) 1.  Financial Statements

               Report of Independent Auditors               F-1

               Balance Sheets as of June 30, 1999 and 1998  F-2

               Statements of Income for the fiscal
                 years ended June 30, 1999, 1998, and 1997  F-3

               Statements of Stockholders' Deficit
                 for the fiscal years ended June 30, 1999,
                 1998 and 1997                              F-4

               Statements of Cash Flows for the fiscal
               years ended June 30, 1999, 1998 and 1997     F-5

               Notes to Financial Statements                F-6



               2.  Financial Statement Schedules

                               The schedules for which provision
               is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.


          (b)  Reports on Form 8-K

                None.


          (c)  Exhibits

          3.1   Restated Certificate of Incorporation
                of the Company, (incorporated by reference to the Company's Registration Statement on Form S-
                18 (File No. 2-72408 NY), declared effective on
                July 22, 1981.

          3.2   Certificate of Amendment of
                Certificate of Incorporation of the Company effective May 14, 1996. (incorporated by reference on Form 10-K dated June 30, 1996).

          3.3   Amended and Restated By-Laws of the Company.

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

         10.14  Employment Agreement with Charles W.
                Terry dated October 1, 1998 (incorporated by reference to Company's Form 10-Q dated September
                30, 1998).

         10.15 First Allonge to Amended, Consolidated and Restated 10% Senior Subordinated Secured Note between the
                Company and AMASYS Corporation dated as of June 30, 1999.

         23     Consent of Independent Auditors.

         27     Financial Data Schedule.

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date:  September 23, 1999


COMTEX SCIENTIFIC CORPORATION


By: /s/ Charles W. Terry          By:   /s/ Aaron N. Daniels
    Charles W. Terry                    Aaron N. Daniels
    President and Chief Executive       Chief Financial Officer
    Officer                             (Principal Financial and
    (Principal Executive Officer)       Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DIRECTORS:

Signature              Title                     Date


/s/ C.W. Gilluly                  Chairman   September 23, 1999
C.W. Gilluly                      and Director

/s/ Erik Hendricks                Director   September 23, 1999
Erik Hendricks

/s/ Robert A. Nigro               Director   September 23, 1999
Robert A. Nigro

/s/ Dr. John D. Sanders, Ph.D.    Director   September 23, 1999
Dr. John D. Sanders, Ph.D.

/s/ Charles W. Terry              Director,  September 23, 1999
Charles W. Terry                  President and CEO

                REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Comtex Scientific Corporation

We have audited the accompanying balance sheets of Comtex Scientific Corporation as of June 30, 1999 and 1998 and the related statements of income, stockholders' deficit, and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Comtex Scientific Corporation at June 30, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.


                                             /s/Ernst & Young LLP

Vienna, Virginia
September 3, 1999

COMTEX SCIENTIFIC CORPORATION
BALANCE SHEETS AT JUNE 30, 1999 AND 1998

                                                                      June 30,           June 30,
ASSETS                                                                  1999               1998
                                                                    -------------      ------------
  CURRENT ASSETS
   Cash                                                             $    95,283        $   170,416
   Accounts Receivable, Net of Allowance of $350,868 and
        $66,916 at June 30, 1999 and 1998, respectively               1,340,337            882,001
   Prepaid Expenses and Other Current Assets                             72,662             19,512
                                                                    -------------      ------------
             TOTAL CURRENT ASSETS                                     1,508,282          1,071,929

  PROPERTY AND EQUIPMENT, NET                                           836,988            299,097

  DEPOSITS AND OTHER ASSETS                                              62,255             62,944
                                                                    -------------      ------------

TOTAL ASSETS                                                         $2,407,525        $ 1,433,970
                                                                    =============      ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

  CURRENT LIABILITIES:
   Accounts Payable                                                   $ 755,223        $   600,345
   Accrued Expenses                                                     815,883            446,317
   Amounts due to Related Parties, Net                                    3,498            216,815
   Notes Payable                                                         40,000             94,660
                                                                    -------------      ------------
             TOTAL CURRENT LIABILITIES                                1,614,604          1,358,137
  LONG-TERM LIABILITIES:
   Long-Term Notes Payable - Affiliate                                  986,954            732,872
   Other Long-Term Notes Payable                                         60,000            100,000
                                                                    -------------      ------------
             TOTAL LONG-TERM LIABILITIES                              1,046,954            832,872
                                                                    -------------      ------------
TOTAL LIABILITIES                                                     2,661,558          2,191,009

COMMITMENTS AND CONTINGENCIES  (Note 11)

STOCKHOLDERS' DEFICIT

   Common Stock, $0.01 Par Value - Shares Authorized: 18,000,000;
        Shares issued and outstanding at June 30, 1999 and 1998:
        8,124,430 and 7,896,231, respectively                           81,244             78,962
   Additional Capital                                               10,031,801          9,987,098
   Accumulated Deficit                                             (10,367,078)       (10,823,099)
                                                                    -------------      ------------
             TOTAL STOCKHOLDERS' DEFICIT                              (254,033)          (757,039)
                                                                    -------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                       $  2,407,525      $   1,433,970
                                                                    =============      ============

              The accompanying "Notes to Financial Statements" are an integral part of these financial statement.

COMTEX SCIENTIFIC CORPORATION
STATEMENTS OF INCOME FOR THE FISCAL YEARS ENDED JUNE 30,
1999, 1998, AND 1997
                                                                     Fiscal Year Ended
                                                                          June 30,
                                                       --------------     -----------   -------------
                                                            1999              1998          1997
                                                       --------------     -----------   -------------
REVENUES
      Information Services Revenues                     $   6,885,530     $ 4,830,298    $ 4,066,092
      Data Communications Revenues                            671,867         570,895        525,645
                                                       --------------     -----------   -------------
           Total Revenues                                   7,557,397       5,401,193      4,591,737

COSTS AND EXPENSES
      Costs of Information Services                         2,985,279       2,252,732      1,845,600
      Costs of Data Communications                            756,637         732,894        586,857
      Product Development                                     270,070         165,187        270,420
      Sales and Marketing                                   1,280,887         878,740        571,240
      General and Administrative                            1,617,135       1,110,933        984,845
      Depreciation and Amortization                           105,256         104,768        105,102
                                                       --------------     -----------   -------------
           Total Costs and Expenses                         7,015,264       5,245,254      4,364,064
                                                       --------------     -----------   -------------
INCOME  FROM OPERATIONS                                       542,133         155,939        227,673

OTHER INCOME (EXPENSE)
      Interest Expense                                        (86,679)        (93,013)      (114,114)
      Interest Income/Other                                     1,008           1,798             57
                                                       --------------     -----------   -------------
           Other Expense, Net                                 (85,671)        (91,215)      (114,057)
                                                       --------------     -----------   -------------

INCOME FROM OPERATIONS BEFORE INCOME TAXES                    456,462          64,724        113,616

INCOME TAXES                                                      441             360            346
                                                       --------------     -----------   -------------

NET INCOME                                             $      456,021     $    64,364    $   113,270
                                                       ==============     ===========   =============


BASIC EARNINGS PER COMMON SHARE                        $          .06     $       .01   $        .01
                                                       ==============     ===========   =============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES                    7,984,389       7,859,021      7,858,417
                                                       ==============     ===========   =============
DILUTED EARNINGS PER COMMON SHARE                      $          .04     $       .01   $        .01
                                                       ==============     ===========   =============
WEIGHTED AVERAGE NUMBER OF SHARES ASSUMING DILUTION        11,343,804      10,170,938      7,858,417
                                                       ==============     ===========   =============

              The accompanying "Notes to Financial Statements" are an integral part of these financial statement.

COMTEX SCIENTIFIC CORPORATION
STATEMENTS OF STOCKHOLDERS' DEFICIT FOR THE FISCAL YEARS ENDED
JUNE 30 ,1999, 1998, AND 1997
                                       Common Stock Outstanding
                                       ------------------------                                   Total
                                       Number of      Par      Additional     Accumulated      Stockholders'
                                       Shares         Value     Capital       Deficit            Deficit
                                       ---------   ---------   -----------   --------------   --------------
Balance at June 30, 1996               7,858,417   $  78,584   $ 9,829,971   $  (11,000,733)  $ (1,092,178)

     Reduction in Note to Shareholder                              150,565                         150,565
     Net Income                                                                     113,270         113,27
                                       ---------   ---------   -----------   --------------   --------------
Balance at June 30, 1997               7,858,417      78,584     9,980,536      (10,887,463)      (828,343)
                                       ---------   ---------   -----------   --------------   --------------
     Exercise of Stock Options             2,001          20           260
     Issuance of Stock - ESPP             35,813         358         6,302                           6,660
     Net Income                                                                      64,364         64,364
                                       ---------   ---------   -----------   --------------   --------------
Balance at June 30, 1998               7,896,231      78,962     9,987,098      (10,823,099)      (757,039)
                                       ---------   ---------   -----------   --------------   --------------
     Exercise of Stock Options           154,492       1,545        18,995                          20,540
     Issuance of Stock - ESPP             73,707         737        25,708                          26,445
     Net Income                                                                     456,021        456,021
                                       ---------   ---------   -----------   --------------   --------------
Balance at June 30, 1999               8,124,430   $  81,244   $10,031,801    $ (10,367,078)  $ (254,033)
                                       =========   =========   ===========   ==============   ==============

              The accompanying "Notes to Financial Statements" are an integral part of these financial statement.

COMTEX SCIENTIFIC CORPORATION
STATEMENTS OF CASH FLOWS FOR THE FISCAL YEARS ENDED JUNE 30,
1999, 1998 AND 1997
                                                                     Fiscal Year Ended
                                                                         June 30,
                                                            -----------------------------------
                                                                  1999       1998        1997
                                                            -----------   ---------- ----------
Cash Flows from Operating Activities:
  Net Income                                                $   456,021   $  64,364   $ 113,270
  Adjustments to reconcile net income  to net cash
             provided by operating activities:
   Depreciation and Amortization Expense                        105,256     104,768     105,102
   Bad Debt Expense                                             349,045      28,590      34,091
   Loss on Sale of Fixed Assets                                    -           -             53
  Changes in Operating Assets and Liabilities:
      Accounts Receivable                                      (807,380)     25,027    (402,393)
      Prepaid Expenses and Other Current Assets                 (53,150)     27,582     (17,165)
      Deposits and other assets                                     250         864        -
      Accounts Payable                                          154,878      70,733      19,381
      Accrued Expenses                                          369,566     (12,718)    220,584
      Amounts due to Related Parties                             40,764      70,124      42,399
                                                            -----------   ---------- ----------
    Net Cash provided by Operating Activities                   615,250     379,334     115,322

Cash Flows from Investing Activities:
  Purchases of Property and Equipment                          (642,708)   (203,131)    (39,743)
  Proceeds from Sale of Fixed Assets                                -          -          2,386
  Advances to Affiliate                                             -          -        (28,433)
  Repayments of Advances to Affiliate                                       266,000      42,738
                                                            -----------   ---------- ----------
    Net Cash (used in) provided by Investing Activities        (642,708)     62,869     (23,052)

Cash Flows from Financing Activities:
  Proceeds from Notes Payable                                       -       140,000        -
  Payments on Notes Payable                                     (94,660)    (23,232)   (122,626)
  Proceeds from Notes Payable to Related Parties                    -          -         20,000
  Repayments on Notes Payable to Related Parties                    -      (147,422)       -
  Repayments against PrinCap Financing Agreement                    -      (266,000)    (29,361)
  Issuance of Stock under Employee Stock Purchase Plan           26,445       6,660        -
  Exercise of Stock Options                                      20,540         280        -
                                                            -----------   ---------- ----------
    Net Cash (used in) Financing Activities                    (47,675)    (289,714)   (131,987)
                                                            -----------   ---------- ----------
Net Increase (Decrease) in Cash and Cash Equivalents           (75,133)     152,489     (39,717)

Cash and Cash Equivalents Balance at Beginning of Period       170,416       17,927      57,644
                                                            -----------   ---------- ----------
Cash and Cash Equivalents Balance at End of Period           $  95,283   $  170,416   $  17,927
                                                            ===========   ========== ==========

              The accompanying "Notes to Financial Statements" are an integral part of these financial statement.

                   COMTEX SCIENTIFIC CORPORATION
                   NOTES TO FINANCIAL STATEMENTS
                           JUNE 30, 1999

1. THE COMPANY

     Comtex Scientific Corporation (the " Company" or "COMTEX") is a value-added real-time distributor of customized newswire information products (CustomWiresR) aggregated on a real-time basis from thousands of news stories drawn from hundreds of broad and specialized news sources. CustomWiresR are marketed to information distributors ranging from online services and World Wide Web sites to proprietary networks utilized by financial traders and corporate electronic news clipping services. Consistent with standard practice in the information aggregation industry, the Company generally has renewable long-term contractual relationships with those information providers and information distributors with which it does business. These information services contracts typically provide for both minimum fees and royalties based upon expected and achieved volumes of usage. Fees and royalties from information distributors comprise the majority of the Company's revenues. Data communications revenues represent the contractual charges for delivering the information over various media. Fees and royalties due to information providers, along with telecommunications costs and employee payroll costs, comprise the majority of the Company's costs and expenses. The Company operates and reports in one segment, information services.

     AMASYS Corporation,( "AMASYS") (the successor corporation to Infotechnology, Inc., "Infotech"), a Delaware corporation, legally or beneficially controls 4,693,940 (approximately 58%) of the issued and outstanding shares of the Company. Of the Company's common stock owned by AMASYS, 2,540,503 shares are subject to option by C.W. Gilluly, Ed.D., the Chairman of the Board of Directors of both the Company and AMASYS. Dr. Gilluly and his spouse, Marny Gilluly, (the "Gillulys") also directly own options to acquire an additional 1,783,003 shares of the Company's common stock.


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

Revenues

     Information services revenues are recognized as services are rendered based on contractual terms such as usage, fixed fee, percentage of distributor revenues or other pricing models. Data communications revenues are recognized in accordance with contract terms as costs are incurred. Amounts received in advance are deferred and recognized over the service period.

Research and Development

     The Company conducts ongoing research and development in the areas of product enhancement and quality assurance. Such costs are expensed as incurred. Costs for fiscal years 1999, 1998 and 1997 were approximately $270,000, $165,000 and $270,000, respectively.

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

Computation of Earnings per Common Share

     Basic earnings per share ("EPS") is calculated by dividing net earnings available to common shares by weighted average common shares outstanding. Diluted EPS is calculated similarly, except that it includes the dilutive effect of the assumed exercise of shares issuable under the Company's Stock Option Plan (see Note 8).

Stock-Based Compensation

     The Company grants stock options for a fixed number of shares to employees at an exercise price equal to the fair market value of the shares at the date of grant. The Company accounts for its stock-based compensation in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly recognizes no compensation expense for the stock option grants.

Fair Value of Financial Instruments

     Accounts receivable, accounts payable, accrued expenses and other current assets and liabilities are carried at amounts which reasonably approximate their fair values because of the relatively short maturity of those instruments. The estimated fair value of the Companies variable rate note payable approximates its carrying value of $100,000. It is not practicable to estimate the fair value of the Company's Long-term Note Payable-Affiliate due to its unique nature.

Reclassifications

     Certain fiscal year 1998 and 1997 amounts have been reclassified to conform to the fiscal year 1999 presentation.


3.  RELATED PARTY TRANSACTIONS

     AMASYS, is the Company's majority stockholder (approximately 58%). Dr. Gilluly, Chairman of the Company, is also Chairman and Chief Executive Officer of Hadron, Inc. ("Hadron"), of which AMASYS owns approximately 12% of the outstanding shares. The Chairman, Treasurer and Corporate Secretary of the Company have similar duties with Hadron. More than 50% of their time is spent on other than Company business. During fiscal years 1999, 1998 and 1997, the following related party transactions occurred.

Note Payable to AMASYS

     At the end of the year, the Company executed an amended Note
Payable to Affiliate with AMASYS to incorporate outstanding interest of approximately $254,000 into the principal amount of the note payable to AMASYS.

Corporate Services Provided by/to Hadron

     The Company contracted with Hadron for corporate and stockholder services. Charges for such services are based on time and material expended by Hadron personnel in providing such services at a rate approximately equal to Hadron's costs and amounted to approximately $20,000, $27,000 and $34,000 for the fiscal years ended June 30, 1999, 1998 and 1997, respectively. Hadron subleased office space from the Company at the same rental rate paid by the Company to its landlord and also shared certain office-related expenses at cost, based upon usage. Total service charges to Hadron during the fiscal years ended June 30, 1999, 1998 and 1997, amounted to approximately $18,000, $30,000 and $24,000, respectively. Management believes the methods used for allocating these charges are reasonable. At January 31, 1999, Hadron terminated their sublease with the Company and relocated to other facilities.

Administrative Services Provided by/to AMASYS Corp.

     AMASYS shared certain general and administrative expenses with the Company based on usage for which the Company billed, at cost, approximately $200, $4,000 and $9,000 during fiscal years ended June 30, 1999, 1998 and 1997, respectively. Management believes the methods used for allocating these charges were reasonable.

     Amounts due to related parties consisted of the following at
June 30:
                                                        1999        1998
                                                     ----------  ------------
Interest due to AMASYS under Amended AMASYS NOTE     $    -       $  215,333

Amounts due to Hadron for corporate and
shareholder services                                     6,407         4,749

Due (from) AMASYS for administrative services           (2,909)       (3,267)
                                                     ----------  ------------
Due to Related Parties                               $   3,498       216,815
                                                     ==========  ============
Long-term Notes Payable - Affiliate                  $ 986,954       732,872
                                                     ==========  ============

4. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at June 30:
                                   1999          1998
                                -----------    ----------
Computer Equipment              $1,404,566     $ 829,671
Furniture and Fixtures              78,038        66,628
Software                           128,660        77,324
Leasehold Improvements              34,472        29,405
Other Equipment                      6,000         6,000
                                -----------    ----------
                                 1,651,736     1,009,028
Less Accumulated Depreciation     (814,748)     (709,931)
                                -----------    ----------
Net                             $  836,988     $ 299,097
                                ===========    ==========

Depreciation expense for the fiscal years ended June 30, 1999, 1998 and 1997 was $105,000, $104,000 and $104,000 respectively.

5.  NOTES PAYABLE

     Notes payable consisted of the following at June 30:
                                             1999         1998
                                        -----------    -----------
Note Payable to Century National Bank    $  100,000      $ 140,000

Notes Payable-other                         -                4,660

Notes Payable to vendors                    -               50,000
                                        -----------    -----------
Subtotal                                    100,000        194,660

Less Current Portion                         40,000         94,660
                                        -----------    -----------
Total Long-Term Notes Payable            $   60,000     $  100,000
                                        ===========    ===========

Approximately $46,000, $17,000 and $45,000 in interest was paid during the fiscal years ended June 30, 1999, 1998 and 1997, respectively.


Note payable to Century National Bank

     In September 1997, the Company obtained a $50,000 line of credit and a $140,000 three year term loan from Century National Bank with annual principal repayments of $40,000, $40,000 and $60,000 due September 1998, September 1999 and September 2000, respectively. Both facilities are guaranteed by C.W. Gilluly, Ed.D. The line of credit facility was renewed for one year in December 1998. In May 1999, the line of credit was increased to $250,000 bearing interest at a rate of prime plus one percent annually (8.75% at June 30, 1999). The term note bears interest at a rate of prime plus two percent annually (9.75% at June 30, 1999).

Note payable to vendors

     In June 1997, the Company signed a note with a law firm converting accounts payable to the firm to a note payable in the amount of $50,000 due no later than December 17, 1998, together with all accrued interest thereon. In December 1998, the principal and accrued interest, totaling $56,750, was paid.

6.  NET INCOME PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:
                                     Fiscal Year ended June 30,
                                     --------------------------
                                  1999          1998          1997
                              -----------    ------------  ------------
Numerator:
 Net Income                   $   456,021    $   64,364     $  113,270
                              ===========    ============  ============
Denominator:
 Denominator for basic
earnings per share -
weighted average shares         7,984,389     7,859,021      7,858,417

Effect of dilutive
securities:
 Stock Options                  3,359,415     2,311,917

 Denominator for diluted
earnings per share             11,343,804    10,170,938      7,858,417
                              ===========    ============  ============

Basic Earnings Per Share       $      .06    $      .01     $      .01

Diluted Earnings Per Share     $      .04    $      .01     $      .01

     Shares issuable upon the exercise of stock options have been excluded from the computation for fiscal year 1997 because the effect of their inclusion would be non-dilutive or anti-dilutive.


7. INCOME TAXES

     Income taxes included in the Statements of Income consist principally of state income taxes and local franchise taxes. The tax provision for continuing operations differs from the amounts computed using the statutory federal income tax rate as follows:

                                    1998      1997     1996
                                   ------    ------   ------
Provision at statutory federal
income tax rate                       34%       34%      34%
Provision  - state income tax          4         4        4
Change in valuation allowance        (38)      (38)     (38)
                                   ------    ------   ------
 Effective income tax rate            0%        0%       0%
                                   ======    ======   ======

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Gross deferred tax assets at June 30, 1999 and 1998, consist primarily of temporary differences from net operating loss and business tax credit carryforwards of approximately $1,200,000 and $1,700,000, respectively, and are fully reserved. The Company has net operating loss (NOL) and business tax credit carryforwards available to offset future taxable income of approximately $3,200,000 million as of June 30, 1999. The net change in valuation allowance during 1999 was a decrease of approximately $470,000. These NOL and ITC carryforwards expire beginning in the year 2000.


8.  STOCK OPTION PLAN

     The Company's 1995 Stock Option Plan (the "1995 Plan")provides for both incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options to purchase shares by key employees, consultants and directors of the Company. The Company has 2,400,000 shares reserved for issuance under the 1995 Plan. The exercise price of an incentive stock option is required to be at least equal to 100% of the fair market value of the Company's common stock on the date of grant (110% of the fair market value in the case of options granted to employees who are 10% shareholders). The exercise price of a non-qualified stock option is required to be not less than the par value, nor greater than the fair market value, of a share of the Company's common stock on the date of the grant. The term of an incentive or non-qualified stock option may not exceed ten years (five years in the case of an incentive stock option granted to a 10% stockholder).

     Information with respect to stock options granted through June
30, 1999, under the 1995 Plan is as follows:
                        1999                   1998                  1997
             --------------------------------------------------------------------
                             Weighted               Weighted             Weighted
                              Average                Average              Average
                             Exercise               Exercise             Exercise
                     Shares     Price       Shares     Price     Shares     Price
Outstanding at
beginning of
year              1,554,412    $  .14    1,169,733   $ .11       802,733  $ .10
Granted             398,000       .62      449,675     .22       404,000    .13
Exercised          (154,492)      .13       (2,001)    .14
Expired             (30,337)      .26      (62,995)    .15       (37,000)   .10
                  ----------             ----------            ----------
Outstanding
at end of year    1,767,583       .25    1,554,412     .14     1,169,733    .11
                  ==========             ==========            ==========

Options
exercisable
at year-end       1,417,718       .18    1,191,705     .12       645,489    .11

Weighted
average fair
value of
options
granted                         $ .62                 $.23                 $.14

     The weighted average remaining contractual life of options outstanding at June 30, 1999 was 7.66 years. The range of exercise prices of options outstanding at June 30, 1999 was $ 0.10 to $2.22.

     During fiscal year 1997, the Company adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost for the Company's stock option plan been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under SFAS No. 123, the Company's net income in fiscal years 1999, 1998 and 1997 would have been approximately $ 328,000, $43,000, and $80,000, or $ .04, $.01,and
$.01 per share, respectively.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model. The following weighted-average assumptions were used for grants: dividend yield of 0%; expected volatility of 1.11 to 3.10; expected life of the option term of 5 to 6 years and risk-free interest rate of 5.75% to 5.97%.


9. EMPLOYEE STOCK PURCHASE PLAN

     In December 1997, stockholders approved the 1997 Employee Stock Purchase Plan. The purpose of the Plan is to secure for the Company and its stockholders the benefits of the incentive inherent in the ownership of Common Stock by present and future employees of the Company. The Plan is intended to comply with the terms of
Section 423 of the Internal Revenue Code of 1986, as amended, and Rule 16b-3 of the Securities Exchange Act of 1934. Under the terms of the Plan individual employees may pay up to $10,000 for the purchase of the Company's common shares at 85% of the determined market price.

10. SUPPLEMENTARY INFORMATION

Income Statement

     The following income statement items were charged to costs and expenses:
                                         Fiscal Year Ended June 30,
                                        1999       1998        1997
                                     ----------  -----------  ------------
Amortization of Intangible Assets    $      439    $     753   $       753

Maintenance and Repairs                  48,355       67,634        81,745

Advertising and Promotion Costs          74,033       32,025        44,574

Royalties                             2,014,141    1,501,666     1,129,669

Allowance for Doubtful Accounts

     The following table summarizes activity in the allowance for doubtful accounts:
                                   Fiscal Year Ended June 30,
                              ------------------------------------
                                 1998         1998        1997
                              ---------    ----------   ----------
    Beginning Balance          $ 66,916     $ 77,139     $ 85,284
       Additions                349,045       28,590       34,091
       Write-Offs               (65,093)     (38,813)     (42,236)
                              ---------    ----------   ----------
    Balance at End of Year     $350,868     $ 66,916    $  77,139
                              =========    ==========   ==========

11. COMMITMENTS AND CONTINGENCIES

     The Company leases office space under a noncancelable operating lease that expires August 31, 2002. The lease requires fixed escalations and payment of property taxes, insurance and maintenance costs.

     The future minimum rental commitments under this lease are as follows:
        Fiscal year         Minimum Rental
      ending June 30,         Commitments
      ---------------       --------------
            2000                209,314
            2001                215,593
            2002                222,061
            2003                 37,931
                            --------------
                              $ 684,899
                            ==============

     Rent expense under all operating leases totaled approximately $ 192,000, $162,000, and $129,000 for the fiscal years ended June
30, 1999, 1998 and 1997, respectively.


12. 401(K) PLAN

     The Company has a 401(k) plan available to all full-time employees who meet a minimum service requirement. Employee contributions are voluntary and are determined on an individual basis with a maximum annual amount equal to the maximum amount allowable under federal tax regulations. All participants are fully vested in their contributions. The 401(k) plan provides for discretionary Company contributions. The Company did not make any contributions during the fiscal years ended June 30, 1999, 1998 and 1997.