Form 10-Q
period 1999-09-30
COMTEX SCIENTIFIC CORP
filed 1999-11-15
CIK 352988

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                      ---------------------
                            Form 10-Q
                      ---------------------

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1999 or

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

                   Yes /X/        No / /

As of November 8, 1999, 8,127,040 shares of the Common Stock of the registrant were outstanding.

                  COMTEX SCIENTIFIC CORPORATION
                        TABLE OF CONTENTS



Part I Financial Information:                          Page No.

     Item 1.  Financial Statements

               Balance Sheets                               3
                at September 30, 1999 (unaudited)
                and June 30, 1999

               Statements of Operations                     4
                for the Three Months Ended
                September 30, 1999 and 1998 (unaudited)

               Statements of Cash Flows                     5
                for the Three Months Ended
                September 30, 1999 and 1998 (unaudited)

               Notes to Financial Statements (unaudited)    6


     Item 2.  Management's Discussion and Analysis          8
                of Financial Condition and Results
                of Operations

Part II Other Information:


     Item 6.    Exhibits and Reports on Form 8-K           12


SIGNATURES                                                 13

COMTEX SCIENTIFIC CORPORATION
BALANCE SHEETS AT SEPTEMBER 30, 1999 AND JUNE 30, 1999
                                                               September 30,      June 30,
                                                                   1999             1999
                                                               (Unaudited)
                                                              --------------   --------------
ASSETS

  CURRENT ASSETS
    Cash                                                       $   274,756      $      95,283
    Accounts Receivable, Net of Allowance
    of approximately $382,418 and $350,868
     at September 30, 1999 and June 30, 1999, respectively       1,287,785          1,340,338
    Prepaid Expenses and Other Current Assets                      117,533             72,662
                                                              --------------   --------------
              TOTAL CURRENT ASSETS                             $ 1,680,074          1,508,283

  PROPERTY AND EQUIPMENT, NET                                    1,061,318            836,988

  DEPOSITS AND OTHER ASSETS                                         62,254             62,254
                                                              --------------   --------------
TOTAL ASSETS                                                   $ 2,803,646      $   2,407,525
                                                              ==============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

  CURRENT LIABILITIES:
    Accounts Payable                                           $   856,083      $     755,223
    Accrued Expenses                                               874,963            815,884
    Amounts due to Related Parties                                   2,504              3,497
    Notes Payable                                                   60,000             40,000
                                                              --------------   --------------
              TOTAL CURRENT LIABILITIES                          1,793,550          1,614,604

  LONG-TERM LIABILITIES:
    Long-Term Notes Payable - Affiliate                            986,954            986,954
    Other Long-Term Notes Payable                                    -                 60,000
                                                              --------------   --------------
              TOTAL LONG-TERM LIABILITIES                          986,954          1,046,954
                                                              --------------   --------------
TOTAL LIABILITIES                                                2,780,504          2,661,558

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY (DEFICIT)

    Common Stock, $0.01 Par Value -
    Shares Authorized: 18,000,000;
         Shares issued and outstanding:
         8,126,380 and 8,124,430, respectively                      81,264             81,244
    Additional Capital                                          10,032,092         10,031,802
    Accumulated Deficit                                        (10,090,214)       (10,367,079)
                                                              --------------   --------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                23,142           (254,033)
                                                              --------------   --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  2,803,646      $   2,407,525
                                                              ==============   ==============

The accompanying "Notes to Financial Statements are an integral part of these financial statements.

Comtex Scientific Corporation
Statements of Operations for the Three Months Ended September 30, 1999 and 1998
(unaudited)
                                                                      Three months ended
                                                              September 30,        September 30,
                                                                  1999                 1998
                                                             -------------      ---------------
Revenues                                                         2,408,894            1,654,703

Cost of Revenues                                                   799,422              666,843
                                                             -------------      ---------------
Gross Profit                                                     1,609,472              987,860

Operating Expenses
Technical Operations & Support                                     427,619              208,057
Product Development                                                118,989               54,708
Sales and Marketing                                                289,844              238,476
General and Administrative                                         438,842              339,660
Depreciation and Amortization                                       29,697               29,863
                                                             -------------      ---------------
Total Operating Expenses                                         1,304,991              870,765

Operating Income                                                   304,481              117,095

Other income/(expense)
Interest Expense                                                   (27,781)             (23,203)
Interest Income/Other                                                  609                  138
                                                             -------------      ---------------
     Other Expense, net                                            (27,172)             (23,065)
                                                             -------------      ---------------
Income Before Income Taxes                                         277,309               94,030

Income Taxes                                                           444                  414
                                                             -------------      ---------------
Net Income                                                         276,865               93,616
                                                             =============      ===============


Basic Earnings Per Common Share                              $         .03     $            .01
                                                             =============      ===============
Weigted Average Number of Common Shares                          8,125,102            7,901,454
                                                             =============      ===============
Diluted Earnings Per Common Share                            $         .02     $            .01
                                                             =============      ===============
Weighted Average Number of Shares Assuming Dilution             12,100,225           10,662,232
                                                             =============      ===============

The accompanying "Notes to Financial Statements" are an integral part these financial statements

COMTEX SCIENTIFIC CORPORATION
STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
(UNAUDITED)
                                                                       Three Months Ended
                                                                         September 30,
                                                                    ----------------------------
                                                                        1999             1998
                                                                    -------------   ------------
Cash Flows from Operating Activities:
  Net Income                                                        $    276,865    $   93,616
  Adjustments to reconcile net income to net cash
             provided by operating activities:
   Depreciation and Amortization Expense                                  29,697        29,863
   Bad Debt Expense                                                       32,000        67,500
  Changes in Assets and Liabilities:
      Accounts Receivable                                                 20,552      (182,859)
      Prepaid Expenses and Other Current Assets                          (44,869)       (4,848)
      Deposits and Other Assets                                             -              250
      Accounts Payable                                                   101,853        70,017
      Accrued Expenses                                                    58,086         5,811
      Amounts due to Related Parties                                        (993)       15,179
                                                                    -------------   ------------
    Net Cash provided by Operating Activities                            473,191        94,529

Cash Flows from Investing Activities:
  Purchases of Property and Equipment                                   (254,027)     (101,987)
                                                                    -------------   ------------
    Net Cash (used in) Investing Activities                             (254,027)     (101,987)

Cash Flows from Financing Activities:
  Repayments on Notes Payable                                            (40,000)      (41,755)
  Exercise of Stock Options                                                  309         1,017
                                                                    -------------   ------------
    Net Cash used in Financing Activities                                (39,691)      (40,738)
                                                                    -------------   ------------
Net Increase (Decrease) in Cash and Cash Equivalents                     179,473       (48,196)

Cash and Cash Equivalents at Beginning of Period                          95,283       170,416
                                                                    -------------   ------------
Cash and Cash Equivalentsat End of Period                           $    274,756    $  122,220
                                                                    =============   ============

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $     27,781    $    4,757
  Cash paid for income taxes                                        $        444    $      414


The accompanying "Notes to Financial Statements" are an integral part these financial statements

                    COMTEX SCIENTIFIC CORPORATION
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                         September 30, 1999


1.   Basis of Presentation

     The accompanying interim financial statements of Comtex Scientific Corporation (the "Company" or "COMTEX") are unaudited, but in the opinion of management reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet at June 30, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 ("1999 Form 10-K"), filed with the Securities and Exchange Commission.

          Certain amounts for the three months ended September 30, 1998, have been reclassified to conform to the presentation of the three months ended September 30, 1999.


2.   Related Party Transactions

     AMASYS Corporation ("AMASYS"), the successor corporation to Infotechnology, Inc. ("Infotech"), is the Company's majority stockholder (approximately 58%). Of the Company's common stock owned by AMASYS, 2,540,503 shares are subject to option by C.W. Gilluly, Ed.D., the Chairman of the Board of Directors of both the Company
and AMASYS.   C.W. Gilluly, Ed.D., is also Chairman and Chief
Executive Officer of Hadron, Inc. ("Hadron"), of which AMASYS owns approximately 12% of the outstanding shares. The Chairman and Corporate Secretary of the Company have similar duties with Hadron. More than 50% of their time is spent on other than Company business.

3.   Notes Payable

     In September 1997, the Company obtained a $50,000 line of credit and a $140,000 three year term loan from Century National Bank with annual principal repayments of $40,000, $40,000 and $60,000 due September 1998, September 1999 and September 2000, respectively. Both facilities are guaranteed by C.W. Gilluly, Ed.D. The line of credit facility was renewed for one year in December 1998. In May 1999, the line of credit was increased to $250,000 bearing interest at a rate of prime plus one percent annually and expires November 30, 1999. The Company is currently renegotiating the renewal of the line of credit. The term note bears interest at a rate of prime plus two percent annually.

4.   Net Income per Share

     The following table sets forth the computation of basic and diluted earnings per share:
                                Three Months Ended
                                  September 30,
                                 1999       1998
                             ----------   -----------
  Numerator:
   Net Income                $  276,865     $  93,616
                             ==========   ===========
  Denominator:
 Denominator for basic
  earnings per share -
  weighted average shares     8,125,102     7,901,454

  Effect of dilutive
  securities:
   Stock Options              3,975,123     2,760,778
                             ----------   -----------
 Denominator for diluted
  earnings per share         12,100,225    10.662,232
                             ==========   ===========
  Basic Earnings Per Share
                               $    .03      $   .01

  Diluted Earnings Per Share   $    .02      $   .01

5.   Income Taxes

     The Company has recorded net income for the three months ended September 30, 1999; however, no tax provision has been recorded as the Company's net operating loss (NOL) and investment tax credit
(ITC) carryforwards are sufficient to offset this income for federal and state tax purposes.

Item 2.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 1999, to the three months ended September 30, 1998

     The Company earned operating income of approximately $304,000 during the three months ended September 30, 1999, compared to operating income of $117,000 during the three months ended September 30, 1998. The Company earned net income of approximately $277,000 during the three months ended September 30, 1999, compared to net income of approximately $94,000 for the three months ended September 30, 1998. As discussed below, the improvement in operating income and net income is due primarily to a 46% growth in revenues with only a 37% corresponding increase in cost of revenues and operating expenses.

     The Company's revenues consist primarily of royalty revenues and fees from the delivery of content to information distributors as well as revenues from charges for data communications. During the three months ended September 30, 1999, the Company's total revenues were approximately $2,409,000, or approximately $754,000 (46%) greater than the total revenues for the three months ended September 30, 1998. Of the approximately $754,000 increase revenues, approximately 96% reflects revenues from new customers obtained during the twelve months ended September 30, 1999.

     The Company's cost of revenue consists primarily of content acquisition costs as well as communication costs for the deliver of the Company's products to customers. The cost of revenue for the three months ended September 30, 1999 was approximately 799,000, or $ 132,000 (20%) greater than the cost of revenue for the three months ended September 30, 1998. The increase in cost is primarily due to an increase in royalties and fees for the acquisition of content related to the increase in revenues for the period. The increase is offset partially by decreases in communications costs resulting from the implementation of a more cost effective delivery vehicle for the delivery of the Company's products to customers.

     The gross profit for the three months ended September 30, 1999 was approximately $1,609,000, or $622,000 (63%) better than the
gross profit for the same period in the prior year.   The gross
margin percentage improved for the three months ended September 30, 1999 to approximately 67% from approximately 60% in the prior year due primarily to the implementation of a more cost effective delivery vehicle for the delivery of the Company's products to customers.

     Total operating expenses for the three months ended September 30, 1999 were approximately $1,305,000, representing an approximate $434,000 (50%) increase in operating expenses from the three months ended September 30, 1998. This increase in operating expenses is due primarily to increases in expenses associated with increased headcount and outside consultants as the company makes investments in company infrastructure. The increase in these costs is partially offset by a decrease in bad debt expense as a result of an improved credit and collection process.

     Technical operations and support expenses during the three months ended September 30, 1999 increased approximately $220,000 (106%) over these expenses in the three months ended September 30, 1998. This increase was due primarily to increased headcount and consulting costs associated with technology projects and client support.

     Product development expenses increased by approximately $64,000 (118%) for the three months ended September 30, 1999 compared to the three months ended September 30, 1998. This increase is the result of additional personnel in this department.

     Sales and marketing expenses increased by approximately $51,000 or approximately 21% for the three months ended September 30, 1999 compared to the three months ended September 30, 1998. This increase was due to increased compensation arising from the addition of sales and marketing personnel as well as additional commissions based on the increase in information services revenues during the period.

     General and administrative expenses for the three months ended September 30, 1999 were approximately $99,000 (29%) greater than these expenses during the three months ended September 30, 1998. This increase was due to increased expenses related to additional headcount, expanded office space, recruitment and consulting offset by a decrease in bad debt expense due to improved credit and collection policies and procedures.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     For the three months ended September 30, 1999, the Company's operations produced operating income of approximately $304,000 and net income of approximately $277,000. At September 30, 1999, the Company had negative working capital of approximately $113,000 as compared with negative working capital of approximately $106,000 at June 30, 1999. The Company also had net stockholders' equity of approximately $23,000 at September 30, 1999, as compared to a net stockholders' deficit at June 30, 1999, of approximately $254,000. The increase in stockholders' equity was due primarily to the increase in, and retention of, net income.

     For the three months ended September 30, 1999, the Company's operating activities generated approximately $473,000 in cash. The Company had cash of approximately $275,000 at September 30, 1999, compared to approximately $95,000 at June 30, 1999. To date, the Company's operations have generated cash flow sufficient to cover its monthly expenses. The Company contemplates spending, over the next nine months, additional amounts to make necessary investments in technology, human resources, marketing, development of new products and office infrastructure.

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

     In addition, the Company has made capital expenditures of approximately $254,000 in the three months ended September 30, 1999, primarily to upgrade its software and hardware platforms thus expanding both its product capabilities and its ability meet future client processing requirements. The Company anticipates continued investment at similar levels in fiscal year 2000 to continue to upgrade its technology platforms and infrastructure.

     The Company has a $250,000 line of credit in place and available to assist with short-term fluctuations in cash flow, if necessary. To date, the Company has not needed to use this facility, but may need to do so in the future to assist with investments in the Company.

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

     Based upon the activities described above, the Company does not believe that the Year 2000 problem is likely to have a material adverse effect on the Company's business or results of operations. However, the above discussion regarding the Year 2000 issue contains forward-looking statements that reflect the Company's current expectations or beliefs concerning future results and events. These statements are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that forward-looking statements contained in the Year 2000 discussion should be read in conjunction with the following disclosures of the Company.

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

Cautionary Statements Concerning Forward-Looking Statements

     Except for the historical information contained herein, the matters discussed in this 10-Q include forward-looking statements. Forward-looking statements, which the Company believes to be reasonable and are made in good faith, are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

     Among such important external factors and risks are business conditions and growth in the demand for real-time, aggregated custom online news delivery services, and growth in the economy in general; the impact of competitive products and pricing; the proliferation of large, global information networks and the evolution of the Internet. Among such important internal factors and risks are continued success in the acquisition and growth of new information re-distributor and corporate end-user client accounts; the ability to continue the Company's program of technical system upgrades; the timely creation and market acceptance of new products; the Company's ability to continue to increase the variety and quantity of sources of information available to create its products; the Company's ability to continue to recruit and retain highly skilled technical, editorial, managerial and sales/marketing personnel; the Company's ability to generate cash flow sufficient to cover its current obligations while meeting its long-term debt obligations; and the other risks detailed from time to time in the Company's SEC reports, including quarterly reports on Form 10-Q, that could cause results to differ materially from those anticipated by the statements contained herein.

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

                                       COMTEX SCIENTIFIC CORPORATION
                                                (Registrant)


Dated:  November 15, 1999               By:  /S/ CHARLES W. TERRY
                                        Charles W. Terry
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


                                        By:  /S/ AARON N. DANIELS
                                        Aaron N. Daniels
                                        Chief Financial Officer and Treasurer
                                        (Principal Financial and
                                          Accounting Officer)