Form 10-Q
period 1999-12-31
COMTEX NEWS NETWORK INC
filed 2000-02-14
CIK 352988

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                    ---------------------
                          Form 10-Q
                    ---------------------

/X/   Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

      For the quarterly period ended December 31, 1999 or

/ /   Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

      For the period from __________ to ___________

                Commission file number 0-10541
                    _____________________

                  COMTEX NEWS NETWORK, INC.
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

                     Yes /X/        No / /

As of February 10, 2000, 9,720,189 shares of the Common Stock of the registrant were outstanding.

                    COMTEX NEWS NETWORK, INC.
                       TABLE OF CONTENTS



Part I Financial Information:	                                Page No.

     Item 1.  Financial Statements

               Balance Sheets	                                    3
                at December 31, 1999 (unaudited)
                and June 30, 1999

               Statements of Operations                           4
                for the Three and Six Months Ended
                December 31, 1999 and 1998 (unaudited)

               Statements of Cash Flows                           5
                for the Six Months Ended
                December 31, 1999 and 1998 (unaudited)

               Notes to Financial Statements                      6


     Item 2.  Management's Discussion and Analysis                8
                of Financial Condition and Results
                of  Operations

Part II Other Information:

     Item 1. Legal Proceedings                                   13
     Item 2. Changes in Securities and Use of Proceeds           13
     Item 3. Defaults Upon Senior Securities                     13
     Item 4. Submission of Matters to a Vote of Security Holders 13
     Item 5. Other Information                                   14
     Item 6. Exhibits and Reports on Form 8-K                    14


SIGNATURES                                                       15

COMTEX NEWS NETWORK, INC.
BALANCE SHEETS AT DECEMBER 31, 1999 AND JUNE 30, 1999
                                                                December 31,          June 30,
                                                                    1999                1999
                                                              -------------      --------------
                                                                (Unaudited)
ASSETS

  CURRENT ASSETS
    Cash                                                      $   1,459,047      $       95,283
    Accounts Receivable, Net of Allowance of approximately
        $440,000 and $351,000 at December 31, 1999 and
        June 30, 1999, respectively                               1,625,732           1,340,337
    Prepaid Expenses and Other Current Assets                       110,490              72,662
                                                             --------------      --------------
              TOTAL CURRENT ASSETS                                3,195,269           1,508,282

  PROPERTY AND EQUIPMENT, NET                                     1,348,269             836,988

  DEPOSITS AND OTHER ASSETS                                          62,255              62,255
                                                             --------------      --------------
TOTAL ASSETS                                                  $   4,605,793       $   2,407,525
                                                             ==============      ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT

  CURRENT LIABILITIES:
    Accounts Payable                                          $      790,189      $     755,223
    Accrued Expenses                                               1,198,583            815,883
    Amounts due to Related Parties, net                                  516              3,498
    Notes Payable                                                     60,000             40,000
                                                             ---------------     --------------
              TOTAL CURRENT LIABILITIES                            2,049,288          1,614,604

  LONG-TERM LIABILITIES:
    Long-Term Notes Payable - Affiliate                              986,954            986,954
    Other Long-Term Notes Payable                                        -               60,000
                                                              --------------     --------------
              TOTAL LONG-TERM LIABILITIES                            986,954          1,046,954
                                                              --------------     --------------
TOTAL LIABILITIES                                                  3,036,242          2,661,558

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

    Common Stock, $0.01 Par Value - Shares Authorized:
         18,000,000;  Shares issued and outstanding:
         9,456,521 and 8,124,430, respectively                        94,565             81,244
    Additional Capital                                            11,299,610         10,031,801
    Accumulated Deficit                                           (9,824,624)       (10,367,078)
                                                              --------------      --------------
                                                                   1,569,551           (254,033)
                                                              --------------      --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $   4,605,793       $  2,407,525
                                                              ==============      ==============

The accompanying "Notes to Financial Statements" are an integral part of these financial statements

COMTEX NEWS NETWORK, INC.
STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
(UNAUDITED)
                                      Three months ended                 Six months ended
                                 December 31,    December 31,      December 31,    December 31,
                                     1999            1998              1999            1998
                                 -----------     -----------       -----------     -----------
Revenues                         $ 2,900,551     $ 1,810,665       $ 5,309,445     $ 3,465,369

Cost of Revenues                     922,511         705,534         1,721,933       1,372,377
                                 -----------     -----------       -----------     -----------
Gross Profit                       1,978,040       1,105,131         3,587,512       2,092,992

Operating Expenses
Technical Operations & Support       503,212         203,760           930,831         411,816
Product Development                  136,307          60,037           255,297         114,746
Sales and Marketing                  431,870         308,893           721,714         547,369
General and Administrative           585,863         360,925         1,024,705         700,586
Depreciation and Amortization         34,823          32,093            64,521          61,956
                                 -----------     -----------       -----------     -----------
Total Operating Expenses           1,692,075         965,708         2,997,068       1,836,473

Operating Income                     285,965         139,423           590,444         256,519

Other income/(expense)
Interest Expense                     (25,671)        (21,872)          (53,452)        (45,075)
Interest Income/Other                  5,296             321             5,905             459
                                 -----------     -----------       -----------     -----------
     Other Expense, net              (20,375)        (21,551)          (47,547)        (44,616)

Income Before Income Taxes           265,590         117,873           542,897         211,903

Income Taxes                                                               444             414
                                 -----------     -----------       -----------     -----------
Net Income                           265,590         117,873           542,453         211,489
                                 ===========     ===========       ===========     ===========


Basic Earnings
  Per Common Share              $        .03     $       .01       $       .07     $       .03
                                 ===========     ===========       ===========     ===========
Weighted Average Number of
  Common Shares                    8,457,025       7,924,501         8,291,063       7,912,978
                                 ===========     ===========       ===========     ===========
Diluted Earnings
  Per Common Share              $        .02     $       .01       $       .04     $       .02
                                 ===========     ===========       ===========     ===========
Weighted Average Number
  of Shares Assuming Dilution     12,329,142      10,554,738        12,214,684      10,608,485
                                 ===========     ===========       ===========     ===========

 The accompanying "Notes to Financial Statements" are an integral part of these financial statements

COMTEX NEWS NETWORK, INC.
STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
(UNAUDITED)
                                                                    Six Months Ended
                                                                       December 31,
                                                              ----------------------------
                                                                 1999               1998
                                                              ---------          ---------
Cash Flows from Operating Activities:
Net Income                                                    $ 542,453          $ 211,489
Adjustments to reconcile net income to net cash
      provided by (used in ) operating activities:
   Depreciation and Amortization Expense                         64,521             61,956
   Bad Debt Expense                                              90,000            133,000
  Changes in Assets and Liabilities:
      Accounts Receivable                                      (375,393)          (417,305)
      Prepaid Expenses and Other Current Assets                 (37,828)            (5,582)
      Deposits and Other Assets                                     -                  250
      Accounts Payable                                           34,966            102,021
      Accrued Expenses                                          382,700             34,913
      Amounts due to Related Parties                             (2,982)            40,256
                                                              ---------          ---------
    Net Cash provided by Operating Activities                   698,437            160,998

Cash Flows from Investing Activities:
  Purchases of Property and Equipment                          (575,802)          (221,488)
                                                              ---------          ---------
    Net Cash used in Investing Activities                      (575,802)          (221,488)

Cash Flows from Financing Activities:
  Repayments on Notes Payable                                   (40,000)           (93,510)
  Issuance of Stock - Private Placement                       1,262,739                -
  Issuance of Stock under Employee Stock Purchase Plan           12,851             12,537
  Exercise of Stock Options                                       5,539              2,517
                                                              ---------          ---------
    Net Cash provided by (used in) Financing Activities       1,241,129            (78,456)
                                                              ---------          ---------
Net Increase (Decrease) in Cash                               1,363,764           (138,946)

Cash Balance at Beginning of Period                              95,283            170,416
                                                              ---------          ---------
Cash Balance at End of Period                                $1,459,047          $  31,470
                                                              =========          =========

Supplemental disclosure of cash flow information:
  Cash paid for interest                                      $  59,559          $  16,987
  Cash paid for income taxes                                  $     444          $     414

 The accompanying "Notes to Financial Statements" are an integral part of these financial statements

COMTEX NEWS NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
December 31, 1999


1.  Basis of Presentation

     The accompanying interim financial statements of Comtex News Network, Inc. (the "Company" or "COMTEX") are unaudited, but in the opinion of management reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet at June 30, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 ("1999 Form 10-K"), filed with the Securities and Exchange Commission.

     Certain amounts for the three and six months ended December
31, 1998, have been reclassified to conform to the presentation of the three and six months ended December 31, 1999.


2.  Related Party Transactions

     AMASYS Corporation ("AMASYS") is the Company's majority stockholder (approximately 50%). Of the Company's common stock owned by AMASYS, 2,540,503 shares are subject to option by C.W. Gilluly, Ed.D., the Chairman of the Board of Directors of both the Company and
AMASYS.   C.W. Gilluly, Ed.D., is also Chairman and Chief Executive
Officer of Hadron, Inc. ("Hadron"), of which AMASYS owns approximately 12% of the outstanding shares. The Chairman and Corporate Secretary of the Company have similar duties with Hadron. More than 50% of their time is spent on other than Company business.


3.  Notes Payable

     In September 1997, the Company obtained a $50,000 line of credit and a $140,000 three year term loan from Century National Bank with annual principal repayments of $40,000, $40,000 and $60,000 due September 1998, September 1999 and September 2000, respectively. Both facilities are guaranteed by C.W. Gilluly, Ed.D. The line of credit facility was renewed for one year in December 1998. In May 1999, the line of credit was increased to $250,000 bearing interest at a rate of prime plus one percent annually and expired November 30, 1999. The Company opted not to renew the line of credit at the end of its one-year term. The term note bears interest at a rate of prime plus two percent annually.

4.  Net Income per Share

     The following table sets forth the computation of basic and diluted earnings per share:
                                   Three Months Ended         Six Months Ended
                                       December 31,              December 31,
                                    1999       1998           1999      1998
                                  ---------  ---------      --------  --------
Numerator:
 Net Income                        $265,590   $117,873      $542,453  $211,489
                                  =========  =========      ========  ========
Denominator:
 Denominator for basic earnings
per share - weighted average
shares                            8,457,025  7,924,501     8,291,063 7,912,978

Effect of dilutive
securities:
 Stock Options                    3,872,117   2,630,237    3,923,621  2,695,507

 Denominator for
diluted earnings
per share                        12,329,142  10,554,738   12,214,684 10,608,485
                                 ==========  ==========   ========== ==========
Basic Earnings Per
Share                            $      .03  $      .01    $     .07 $      .03

Diluted Earnings Per
Share                            $      .02  $      .01    $     .04 $      .02

5.  Income Taxes

     The Company has recorded net income for the six months ended December 31, 1999; however, no tax provision has been recorded as the Company's net operating loss (NOL) and investment tax credit (ITC) carryforwards are sufficient to offset this income for federal and state tax purposes.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Comparison of the three months ended December 31, 1999, to the three months ended December 31, 1998

     The Company earned operating income of approximately $286,000 during the three months ended December 31, 1999, compared to operating income of approximately $139,000 during the three months ended December 31, 1998. The Company earned net income of approximately $266,000 during the three months ended December 31, 1999, compared to net income of approximately $118,000 for the three months ended December 31, 1998. As discussed below, the improvement in operating income and net income is due primarily to a 60% growth in revenues with only a 56% corresponding increase in cost of revenues and operating expenses.

     The Company's revenues consist primarily of royalty revenues and fees from the licensing of content products to information distributors as well data communications charges for delivery of the Company's products. During the three months ended December 31, 1999, the Company's total revenues were approximately $2,901,000, or approximately $1,090,000 (60%) greater than the total revenues for the three months ended December 31, 1998. Of the increase in revenues, approximately 92% reflects revenues from new customers obtained during the twelve months ended December 31, 1999, and approximately 8% reflects growth in revenues from existing customers.

     The Company's cost of revenue consists primarily of content license fees and royalties as well as data communication costs for the delivery of the Company's products to customers. The cost of revenue for the three months ended December 31, 1999 was approximately $923,000, or approximately $217,000 (31%) greater than the cost of revenue for the three months ended December 31, 1998. The increase in cost is primarily due to an increase in royalties and fees for the distribution of content related to the increase in revenues for the period. The increase is offset partially by a decrease in data communications costs resulting from the implementation of a more cost effective delivery vehicle for the delivery of the Company's products to customers.

     The gross profit for the three months ended December 31, 1999 was approximately $1,978,000, or approximately $873,000 (79%) better than
the gross profit for the same period in the prior year.   The gross
margin percentage improved for the three months ended December 31, 1999 to approximately 68% from approximately 61% for the three months in the prior year due primarily to the improvement in data communications costs.

     Total operating expenses for the three months ended December 31, 1999 were approximately $1,692,000, representing an approximate $726,000 (75%) increase in operating expenses from the three months ended December 31, 1998. This increase in operating expenses is due primarily to increases in expenses associated with increased headcount and technology consultants as the Company makes investments in infrastructure. The increase in these costs is partially offset by a decrease in bad debt expense as a result of an improved credit and collection process.

     Technical operations and support expenses during the three months ended December 31, 1999 increased approximately $299,000 (147%) over these expenses in the three months ended December 31, 1998. This increase was due primarily to increased headcount and consulting costs associated with technology projects and client support.

     Product development expenses increased by approximately $76,000 (127%) for the three months ended December 31, 1999 compared to the three months ended December 31, 1998. This increase is the result of additional personnel in this department as well as expenses relating to the development of new products and services. Product development activities include quality assurance, enhancements to the Company's products, and the development of proprietary news products.

     Sales and marketing expenses increased by approximately $123,000 or approximately 40% for the three months ended December 31, 1999 compared to the three months ended December 31, 1998. This increase was due primarily to increased compensation arising from the addition of sales and marketing personnel, additional commissions based on the increase in revenues during the period and marketing expenses related to the promotion and branding of the Company's products and services.

     General and administrative expenses for the three months ended December 31, 1999 were approximately $225,000 (62%) greater than these expenses during the three months ended December 31, 1998. This increase was due to increased expenses related to additional headcount, expanded office space, recruitment and general business consulting offset partially by a decrease in bad debt expense due to improved credit and collection policies and procedures.


Comparison of the six months ended December 31, 1999, to the six months ended December 31, 1998

     The Company earned operating income of approximately $590,000 during the six months ended December 31, 1999, compared to operating income of $257,000 during the six months ended December 31, 1998. The Company earned net income of approximately $542,000 during the six months ended December 31, 1999, compared to net income of approximately $211,000 for the six months ended December 31, 1998. As discussed below, the improvement in operating income and net income is due primarily to a 53% growth in revenues with only a 47% corresponding increase in cost of revenues and operating expenses.

     The Company's revenues consist primarily of royalty revenues and fees from the licensing of content products to information distributors, as well as revenues from data communications charges for delivery of the Company's products. During the six months ended December 31, 1999, the Company's total revenues were approximately $5,309,000, or approximately $1,844,000 (53%) greater than the total revenues for the six months ended December 31, 1998. Of the increase in revenues, approximately 87% reflects revenues from new customers obtained during the twelve months ended December 31, 1999, with the remaining 13% reflecting growth in revenues from the existing customer base.

     The Company's cost of revenue consists primarily of content license fees and royalties to the Company's information providers for the distribution of content, as well as data communication costs for the delivery of the Company's products to customers. The cost of revenue for the six months ended December 31, 1999 was approximately $1,722,000, or $350,000 (25%) greater than the cost of revenue for the six months ended December 31, 1998. The increase in cost is primarily due to an increase in royalties and fees related to the increase in revenues for the period. The increase is offset partially by decreases in data communications costs resulting from the implementation of a more cost effective method for delivery of the Company's products to customers.

     The gross profit for the six months ended December 31, 1999 was approximately $3,588,000, or a $1,495,000 (71%) improvement in gross
profit over the same period in the prior year.   The gross margin
percentage improved for the six months ended December 31, 1999 to approximately 68% from approximately 60% in the prior year's six months due primarily to the decrease in data communications costs.

     Total operating expenses for the six months ended December 31, 1999 were approximately $2,997,000, representing an approximate $1,161,000 (63%) increase in operating expenses from the six months ended December 31, 1998. This increase in operating expenses is due primarily to increases in expenses associated with increased headcount and technology and general business consultants as the Company makes investments in infrastructure. The increase in these costs is partially offset by a decrease in bad debt expense as a result of an improved credit and collection process.

     Technical operations and support expenses during the six months ended December 31, 1999 increased approximately $519,000 (126%) over these expenses in the six months ended December 31, 1998. This increase was due primarily to increased headcount and consulting costs associated with technology projects and client support.

     Product development expenses increased by approximately $141,000 (122%) for the six months ended December 31, 1999 compared to the six months ended December 31, 1998. This increase is the result of additional personnel in this department. Product development activities include quality assurance, enhancements to the Company's products, and the development of proprietary news products.

     Sales and marketing expenses increased by approximately $174,000 or approximately 32% for the six months ended December 31, 1999 compared to the six months ended December 31, 1998. This increase was due to increased compensation arising from the addition of sales and marketing personnel, additional commissions based on the increase in revenues during the period, as well as marketing expenses related to the promotion and branding of the Company's products and services.

     General and administrative expenses for the six months ended December 31, 1999 were approximately $324,000 (46%) greater than these expenses during the six months ended December 31, 1998. This increase was due to increased expenses related to additional headcount, expanded office space, recruitment and general business consulting offset partially by a decrease in bad debt expense due to improved credit and collection policies and procedures.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     For the six months ended December 31, 1999, the Company's operations produced operating income of approximately $590,000 and net income of approximately $542,000. At December 31, 1999, the Company had working capital of approximately $1,146,000 as compared with negative working capital of approximately $106,000 at June 30, 1999. The Company also had net stockholders' equity of approximately $1,570,000 at December 31, 1999, as compared to a net stockholders' deficit at June 30, 1999, of approximately $254,000. The increase in working capital and stockholders' equity was due primarily to the proceeds from the issuance of restricted common stock to accredited investors in a private placement during December 1999, and the increase in, and retention of, net income.

     For the six months ended December 31, 1999, the Company's operating activities generated approximately $698,000 in cash. The Company had cash of approximately $1,459,000 at December 31, 1999, compared to approximately $95,000 at June 30, 1999. To date, the Company's operations have generated cash flow sufficient to cover its monthly expenses. The Company contemplates spending, over the next six months, additional amounts to make necessary investments in technology, human resources, marketing, development of new products and support infrastructure.

     The Company has invested significantly in upgrading the experience level of its administrative, sales, marketing and technical support staff; in expanding its contractual base with information providers so as to improve the quality and flexibility of its information products; and in expanding its contracts with information distributor customers. All of these factors contribute to improving the Company's ability to sell and deliver quality products and services.

     In addition, the Company has made capital expenditures of approximately $576,000 in the six months ended December 31, 1999, primarily to upgrade its software and hardware platforms thus expanding both its product capabilities and its ability meet future content and client processing requirements. The Company anticipates continued investment for the remainder of fiscal year 2000 to continue to expand its product capabilities, technology platforms and infrastructure. The Company expects these investments to be funded primarily with cash flows from operations.


YEAR 2000 ISSUE

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19", resulting in possible system failure or miscalculations causing disruption of operations.

     The Company has not experienced any significant operational problems or costs associated with the Year 2000 issue to date. Given that the critical date of December 31, 1999 has passed without such problems or costs being incurred, the Company believes that it is unlikely that such problems or costs related to the Year 2000 issue will be experienced in the future.

CAUTIONARY STATEMENTS CONCERNING FORWARD-LOOKING STATEMENTS

     Except for the historical information contained herein, the matters discussed in this 10-Q include forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934. These forward-looking statements may be identified by reference to a future period or by use of forward-looking terminology such as "anticipate", "expect", "could", "may" or other words of a similar nature. Forward-looking statements, which the Company believes to be reasonable and are made in good faith, are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

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

Part II.  Other Information


Item 1.  Legal Proceedings

     None.

Item 2.  Changes in Securities and Use of Proceeds

     On December 3, 1999 the Company issued 1,300,000 shares of restricted common stock to accredited private investors under Rule 144. These shares were sold at $1.00 per share.


Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     a) The Company's Annual Meeting of Stockholders was held
December 2, 1999.

     b) At the Annual Meeting, the Company's stockholders reelected the Company's five directors, approved an amendment to the Certificate of Incorporation to change the Company's name to COMTEX News Network, Inc., approved an amendment to the Company's 1995 Stock Option Plan to increase by 1,000,000 the shares reserved for issuance thereunder, and ratified the appointment of Ernst & Young LLP as the Company's independent accountants.

     The following votes were cast at the Annual Meeting with respect to each of the matters above:


 Election of Directors:

                                                     Abstentions and
Director            Votes For     Votes Withheld     Broker Non-Votes
C.W. Gilluly        6,890,273        10,798                  -
Erik Hendricks      6,890,273        10,798                  -
Robert A. Nigro     6,889,613        11,458                  -
John D. Sanders     6,890,273        10,798                  -
Charles W. Terry    6,890,273        10,798                  -


Amendment to the Certificate of Incorporation to change the Company's name to COMTEX News Network, Inc.

                                           Abstentions and
Votes For            Votes Against         Broker Non-Votes
6,873,699               10,485                 16,887

Amendment of 1995 Stock Option Plan:

                                           Abstentions and
Votes For            Votes Against         Broker Non-Votes
5,388,070             408,967                 1,104,034


Ratification of Appointment of Accountants:


                                           Abstentions and
Votes For            Votes Against         Broker Non-Votes
6,840,819               14,700                  45,552



     Item 5.  Other Information

          None.

     Item 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits

          27  Financial Data Schedule

          (b) Reports on Form 8-K

             On December 13, 1999 the Company filed Form 8-K reporting the announced closing of a private placement issuance of 1,300,000 shares of restricted common stock to accredited investors on December 3, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                          COMTEX NEWS NETWORK, INC.
                                           (Registrant)


Dated:  February 14, 2000        	By: 	/S/   CHARLES W. TERRY
                                  --------------------------------
                           		     Charles W. Terry
                           		     President and Chief Executive Officer
                            		     (Principal Executive Officer)

                                 	By:	/S/   AARON N. DANIELS
                                  ---------------------------------
                               			Aaron N. Daniels
                               			Chief Financial Officer and Treasurer
                              			(Principal Financial and Accounting Officer)