Form 10-Q
period 2000-03-31
COMTEX NEWS NETWORK INC
filed 2000-05-15
CIK 352988

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

   X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the quarterly period ended March 31, 2000 or

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

                               4900 Seminary Road
                                    Suite 500
                           Alexandria, Virginia  22311
                    (Address of principal executive offices)

                Registrant's Telephone number including area code
                                 (703) 820-2000


Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                    Yes X     No ___

As of May 9, 2000, 9,843,855 shares of the Common Stock of the registrant were outstanding.

                            COMTEX NEWS NETWORK, INC.
                                TABLE OF CONTENTS



Part I Financial Information:                          Page No.

     Item 1.  Financial Statements

               Balance Sheets                                    3
                at March 31, 2000 (unaudited)
                and June 30, 1999

               Statements of Operations                          4
                for the Three and Nine Months Ended
                March 31, 2000 and 1999 (unaudited)

               Statements of Cash Flows                          5
                for the Nine Months Ended
                March 31, 2000 and 1999 (unaudited)

               Notes to Financial Statements                     6


     Item 2.  Management's Discussion and Analysis               8
                of Financial Condition and Results
                of Operations

Part II Other Information:

     Item 1. Legal Proceedings                                   14
     Item 2. Changes in Securities and Use of Proceeds           14
     Item 3. Defaults Upon Senior Securities                     14
     Item 4. Submission of Matters to a Vote of Security Holders 14
     Item 5. Other Information                                   14
     Item 6. Exhibits and Reports on Form 8-K                    14


SIGNATURES                                                       15

                   COMTEX NEWS NETWORK, INC.
                       BALANCE SHEETS

                                                March 31,
                                                  2000            June 30,
                                               (Unaudited)          1999
                                               -------------     -------------
ASSETS

CURRENT ASSETS
Cash                                             $ 1,614,972        $   95,283
Accounts Receivable, Net of Allowance of
approximately $240,000 and $351,000 at March
31, 2000 and June 30, 1999, respectively           1,639,343         1,340,337

Prepaid Expenses and Other Current Assets            189,672            72,662
                                               -------------     -------------
    TOTAL CURRENT ASSETS                           3,443,987         1,508,282

    PROPERTY AND EQUIPMENT, NET                    1,658,739           836,988

    DEPOSITS AND OTHER ASSETS                         69,916            62,255
                                               -------------     -------------
TOTAL ASSETS                                     $ 5,172,642       $ 2,407,525
                                               =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES:
       Accounts Payable                          $   650,641       $   755,223
       Accrued Expenses                            1,539,515           819,381
       Notes Payable                                  60,000            40,000
                                               -------------     -------------
       TOTAL CURRENT LIABILITIES                   2,250,156         1,614,604

    LONG-TERM LIABILITIES:
       Long-Term Notes Payable - Affiliate           986,954           986,954
       Other Long-Term Notes Payable                       -            60,000
                                               -------------     -------------
       TOTAL LONG-TERM LIABILITIES                   986,954         1,046,954
                                               -------------     -------------
TOTAL LIABILITIES                                  3,237,110         2,661,558

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Common Stock, $0.01 Par Value - Shares
Authorized: 18,000,000; Shares issued and
outstanding:  9,838,855 and 8,124,430,                98,389            81,244
respectively
Additional Capital                                11,344,673        10,031,801
Accumulated Deficit                               (9,507,530)      (10,367,078)
                                               -------------     -------------
                                                   1,935,532          (254,033)
                                               -------------     -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 5,172,642      $  2,407,525
                                               =============     =============

The accompanying "Notes to Financial Statements" are an integral part of these financial statements.

                      COMTEX NEWS NETWORK, INC.
                      STATEMENTS OF OPERATIONS
                            (UNAUDITED)


                                        Three months ended         Nine months ended
                                            March 31,                  March 31,
                                        2000        1999            2000         1999
                                     ----------   ----------    -----------  -----------
Revenues                             $3,369,881   $1,811,128     $8,679,326   $5,276,497

Cost of Revenues                        955,355      677,326      2,677,288    2,049,703
                                     ----------   ----------    -----------  -----------
Gross Profit                          2,414,526    1,133,802      6,002,038    3,226,794

Operating Expenses
Technical Operations & Support          470,552      227,562      1,401,383      639,378
Product Development                     134,422       67,624        389,719      182,370
Sales and Marketing                     703,064      292,756      1,424,778      840,125
General and Administrative              683,757      345,398      1,708,462    1,045,984
Depreciation and Amortization            70,390       22,145        134,911       84,101
                                     ----------   ----------    -----------  -----------
Total Operating Expenses              2,062,185      955,485      5,059,253    2,791,958

Operating Income                        352,341      178,317        942,785      434,836

Other income/(expense)
Interest Expense                        (26,286)     (20,813)       (79,738)     (65,888)
Interest Income                          22,171          327         28,076          786
Other Income/(Expense)                  (13,432)           -        (13,432)           -
                                     ----------   ----------    -----------  -----------
     Other Expense, net                 (17,547)     (20,486)       (65,094)     (65,102)
                                     ----------   ----------    -----------  -----------
Income Before Income Taxes              334,794      157,831        877,691      369,734

Income Taxes                             17,700           27         18,143          441
                                     ----------   ----------    -----------  -----------
Net Income                           $  317,094   $  157,804     $  859,548   $  369,293
                                     ==========   ==========    ===========  ===========

Basic Earnings Per Common Share      $      .03   $     .02      $      .10   $      .04
                                     ==========   ==========    ===========  ===========
Weighted Average Number of Common
Shares                                9,728,062    8,010,914      8,771,563    7,945,623
                                     ==========   ==========    ===========  ===========

Diluted Earnings Per Common Share    $      .02   $      .01     $      .07   $      .03
                                     ==========   ==========    ===========  ===========
Weighted Average Number of Shares
Assuming Dilution                    13,015,757   12,055,635     12,483,208   11,090,868
                                     ==========   ==========    ===========  ===========

The accompanying "Notes to Financial Statements" are an integral part of these financial statements.

             COMTEX NEWS NETWORK, INC.
             STATEMENTS OF CASH FLOWS
                    (UNAUDITED)
                                                             Nine Months Ended
                                                                 March 31,

                                                            2000           1999
                                                        ------------    ------------
Cash Flows from Operating Activities:
     Net Income                                          $  859,548      $  369,289
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and Amortization Expense                  134,911          84,100
     Bad Debt Expense                                       145,500         160,000
     Loss  on disposal of assets                             13,432               -
     Changes in Assets and Liabilities:
        Accounts Receivable                                (444,506)       (500,623)
        Prepaid Expenses and Other Current Assets          (117,010)        (41,050)
        Deposits and Other Assets                            (7,661)            250
        Accounts Payable                                   (104,582)        236,253
        Accrued Expenses                                    720,134         176,994
                                                        ------------    ------------

    Net Cash provided by Operating Activities             1,199,766         485,213

Cash Flows from Investing Activities:
     Purchases of Property and Equipment                   (970,094)       (414,555)
                                                        ------------    ------------
    Net Cash used in Investing Activities                  (970,094)       (414,555)

Cash Flows from Financing Activities:
Repayments on Notes Payable                                 (40,000)        (94,660)
Issuance of Stock - Private Placement                     1,262,739               -
Issuance of Stock under Employee Stock Purchase Plan         12,851          12,537
Exercise of Stock Options                                    54,427          17,706
                                                        ------------    ------------
    Net Cash provided by (used in) Financing              1,290,017         (64,417)
Activities
                                                        ------------    ------------
Net Increase in Cash                                      1,519,689           6,241

Cash Balance at Beginning of Period                          95,283         170,416
                                                        ------------    ------------
Cash Balance at End of Period                            $1,614,972      $  176,657
                                                        ============    ============

Supplemental disclosure of cash flow information:
Cash paid for interest                                   $   85,843      $   14,782
Cash paid for income taxes                               $      444      $      441

The accompanying "Notes to Financial Statements" are an integral part of these financial statements.

                            COMTEX NEWS NETWORK, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2000


1.   Basis of Presentation

The accompanying interim financial statements of COMTEX News Network, Inc.
(the "Company" or "COMTEX") are unaudited, but in the opinion of management reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet at June 30, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 ("1999 Form 10-K"), filed with the Securities and Exchange Commission.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements ("SAB 101"), which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 is effective the second fiscal quarter of fiscal years beginning after December 15, 1999. The Company does not expect the adoption of SAB 101 to have a significant impact on its results of operations, financial position or cash flows.

Certain amounts for the three and nine months ended March 31, 1999, have been reclassified to conform to the presentation of the three and nine months ended March 31, 2000.


2.   Related Party Transactions

AMASYS Corporation ("AMASYS") is the Company's majority stockholder (approximately 50%). Of the Company's common stock owned by AMASYS, 2,540,503 shares are subject to option by C.W. Gilluly, Ed.D., the Chairman of the Board
of Directors of both the Company and AMASYS.   C.W. Gilluly, Ed.D., is also
Chairman of Hadron, Inc. ("Hadron"), of which AMASYS owns approximately 12% of the outstanding shares. The Chairman and Corporate Secretary of the Company have similar duties with Hadron. More than 50% of their time is spent on other than Company business.


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


4.   Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                        Three Months Ended          Nine Months Ended
                                              March 31,                  March 31,
                                         2000         1999          2000         1999
                                       ---------    ---------     ---------    ---------
Numerator:
Net Income                              $ 317,094    $ 157,804     $ 859,548    $ 369,293
                                        =========    =========     =========    =========
Denominator:
Denominator for basic earnings per
share - weighted average shares         9,728,062    8,010,914     8,771,563    7,945,623

Effect of dilutive securities:
  Stock Options                         3,287,695    4,044,721     3,722,315    3,145,245
                                        ---------    ---------     ---------    ---------
Denominator for diluted earnings per
share                                  13,015,757   12,055,635    12,493,878   11,090,868
                                       ==========   ==========    ==========   ==========

Basic Earnings Per Share               $      .03   $      .02    $      .10   $      .04

Diluted Earnings Per Share             $      .02   $      .01    $      .07   $      .03



5.   Income Taxes

The provision for income taxes is limited to the liability for alternative minimum tax as the majority of income for federal and state tax purposes has been offset by net operating loss and investment tax credit carryforwards.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2000, to the three months ended March 31, 1999

The Company earned operating income of approximately $352,000 during the three months ended March 31, 2000, compared to operating income of approximately $178,000 during the three months ended March 31, 1999. The Company earned net income of approximately $317,000 during the three months ended March 31, 2000, compared to net income of approximately $158,000 for the three months ended March 31, 1999. As discussed below, the improvement in operating income and net income is due primarily to an increase in gross revenues and an improvement of gross profit margins on the sale of the Company's products, offset partially by higher operating expenses. Also contributing to the improvement of net income was increased interest income earned on cash balances, offset by increased income tax expense.

The Company's revenues consist primarily of royalty revenues and fees from the licensing of content products to information distributors as well data communications charges for delivery of the Company's products. During the three months ended March 31, 2000, the Company's total revenues were approximately $3,370,000, or approximately $1,558,000 (86%) greater than the total revenues for the three months ended March 31, 1999. Of the increase in revenues, approximately 73% reflects revenues from new customers obtained during the twelve months ended March 31, 2000, and approximately 27% reflects growth in revenues from existing customers.

The Company's cost of revenue consists primarily of content license fees and royalties to information providers as well as data communication costs for the delivery of the Company's products to customers. The cost of revenue for the three months ended March 31, 2000 was approximately $955,000, or approximately $278,000 (41%) greater than the cost of revenue for the three months ended March 31, 1999. The increase in cost is primarily due to an increase in royalties and fees for the distribution of content related to the increase in revenues for the period. The increase is offset partially by a decrease in data communications costs resulting from the continued implementation of a more cost effective vehicle for the delivery of the Company's products to customers.

The gross profit for the three months ended March 31, 2000 was approximately $2,414,000, or approximately $1,280,000 (113%) better than the
gross profit for the same period in the prior year.   The gross profit
percentage improved for the three months ended March 31, 2000 to approximately 72% from approximately 63% for the three months in the prior year due to both a decrease in the royalty percentage paid for content and the decrease in data communications costs. The decrease in the royalty percentage was a result of the improvement in earned minimum royalties earned by certain information providers.

Total operating expenses for the three months ended March 31, 2000 were approximately $2,062,000, representing an approximately $1,107,000 (116%) increase in operating expenses from the three months ended March 31, 1999. The increase in operating expenses is generally due to increases in the investment in personnel, operations and infrastructure in all areas, as well as increases in sales commissions on increased revenues. In addition, the Company increased its marketing and public relations activities and expenditures to promote the
Company and its products and services.   The Company also recorded additional
reserves for doubtful accounts in the current three month period.

Technical operations and support expenses during the three months ended
March 31, 2000 increased approximately $243,000 (107%) over these expenses in the three months ended March 31, 1999. This increase was due primarily to increased personnel and consulting costs associated with technology projects and improved client support infrastructure.

Product development expenses increased by approximately $67,000 (99%) for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. This increase is the result of additional personnel in this department as well as expenses relating to the development of new products and services. Product development activities include quality assurance, enhancements to the Company's products, and the development of proprietary news products.

Sales and marketing expenses increased by approximately $410,000 (140%) for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. This increase was due primarily to increased compensation arising from the addition of sales and marketing personnel, additional commissions based on the increase in revenues during the period and marketing and public relations expenses related to the promotion and branding of the Company and its products and services.

General and administrative expenses for the three months ended March 31, 2000 were approximately $338,000 (98%) greater than these expenses during the three months ended March 31, 1999. This increase was due to increased expenses related to additional headcount, expanded office space, recruitment, professional fees and general business consulting. In addition, the Company recorded additional reserves for doubtful accounts related primarily to the significant increase in revenues.

Depreciation and amortization expense for the three months ended March 31, 2000 was approximately $48,000 (218%) higher than the expense during the same period in the prior year. The increase was due primarily to the deployment of new platforms for the Company's products and services.

Other expense decreased approximately 14% due primarily to interest earned on the Company's cash balances, offset by a loss on the disposal of certain assets.

Income tax expense increased due to the accrual of the Company's tax liability for the Federal Alternative Minimum Tax.

Comparison of the nine months ended March 31, 2000, to the nine months ended March 31, 1999

The Company earned operating income of approximately $943,000 during the nine months ended March 31, 2000, compared to operating income of $435,000 during the nine months ended March 31, 1999. The Company earned net income of approximately $860,000 during the nine months ended March 31, 2000, compared to net income of approximately $369,000 for the nine months ended March 31, 1999. As discussed below, the improvement in operating income and net income is due primarily to a 65% growth in revenues and an improved gross profit margin offset with only a 60% corresponding increase in cost of revenues and operating expense. The improvement in net income also included an increase in interest income earned on cash balances and was partially offset by higher income taxes and a loss on the disposal of certain assets.

The Company's revenues consist primarily of royalty revenues and fees from the licensing of content products to information distributors, as well as revenues from data communications charges for delivery of the Company's products. During the nine months ended March 31, 2000, the Company's total revenues were approximately $8,679,000, or approximately $3,403,000 (65%) greater than the total revenues for the nine months ended March 31, 1999. Of the increase in revenues, approximately 71% reflects revenues from new customers obtained during the twelve months ended March 31, 2000, with the remaining 29% reflecting growth in revenues from the existing customer base.

The Company's cost of revenue consists primarily of content license fees and royalties to the Company's information providers for the distribution of content, as well as data communication costs for the delivery of the Company's products to customers. The cost of revenue for the nine months ended March 31, 2000 was approximately $2,677,000, or $628,000 (31%) greater than the cost of revenue for the nine months ended March 31, 1999. The increase in cost is primarily due to an increase in royalties and fees related to the increase in revenues for the period. The increase is offset partially by decreases in data communications costs resulting from the implementation of a more cost effective method for delivery of the Company's products to customers.

The gross profit for the nine months ended March 31, 2000 was approximately $6,002,000, or a $2,775,000 (86%) improvement in gross profit over the same
period in the prior year.   The gross margin percentage improved for the nine
months ended March 31, 2000 to approximately 69% from approximately 61% in the prior year's nine months due to both a decrease in the royalty percentage paid for content and the decrease in data communications costs. The decrease in royalty percentage was the result of an improvement in earned minimum royalties for certain information providers.

Total operating expenses for the nine months ended March 31, 2000 were approximately $5,059,000, representing an approximately $2,267,000 (81%) increase in operating expenses from the nine months ended March 31, 1999. This increase in operating expenses is due primarily to increases in expenses associated with increased headcount and technology and general business consultants as the Company makes investments in infrastructure. In addition, the Company increased its marketing and public relations activities and expenditures to promote the Company and its products and services.

Technical operations and support expenses during the nine months ended
March 31, 2000 increased approximately $762,000 (119%) over these expenses in the nine months ended March 31, 1999. This increase was due primarily to increased headcount and consulting costs associated with technology projects and client support.

Product development expenses increased by approximately $207,000 (114%) for the nine months ended March 31, 2000 compared to the nine months ended March 31, 1999. This increase is the result of additional personnel in this department as well as expenses associated with the deployment of new products. Product development activities include quality assurance, enhancements to the Company's products, and the development of proprietary news products.

Sales and marketing expenses increased by approximately $585,000 or approximately 70% for the nine months ended March 31, 2000 compared to the nine months ended March 31, 1999. This increase was due to increased compensation arising from the addition of sales and marketing personnel, additional commissions based on the increase in revenues during the period, as well as marketing and public relations expenses related to the promotion and branding of the Company and its products and services.

General and administrative expenses for the nine months ended March 31, 2000 were approximately $662,000 (63%) greater than these expenses during the nine months ended March 31, 1999. This increase was due to increased expenses related to additional headcount, expanded office space, recruitment professional fees and general business consulting.

Depreciation and amortization expense for the three months ended March 31, 2000 were approximately $51,000 (60%) higher than these expenses during the same period in the prior year. The increase was due primarily to the development and deployment of new platforms for the Company's products and services.

Other expense remained essentially unchanged and reflected an increase in interest income earned on the Company's cash balances offset by increased interest expense and a loss on the disposal of certain assets.

Income tax expense increased significantly due to the recording of the Company's tax liability for the Federal Alternative Minimum Tax.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended March 31, 2000, the Company's operations produced operating income of approximately $943,000 and net income of approximately $859,000. At March 31, 2000, the Company had working capital of approximately $1,254,000 as compared with negative working capital of approximately $106,000 at June 30, 1999. The Company also had net stockholders' equity of approximately $1,936,000 at March 31, 2000, as compared to a net stockholders' deficit at June 30, 1999, of approximately $254,000. The increase in working capital and stockholders' equity was due primarily to the proceeds from the issuance of restricted common stock to accredited investors in a private placement during December 1999, and the increase in, and retention of, net income.

For the nine months ended March 31, 2000, the Company's operating activities generated approximately $1,200,000 in cash. The Company had cash of approximately $1,615,000 at March 31, 2000, compared to approximately $95,000 at June 30, 1999. To date, the Company's operations have generated cash flow sufficient to cover its monthly expenses. The Company contemplates continued spending, to make necessary investments in technology, human resources, marketing, content acquisition to enhance current products and services, development of new products and support infrastructure.

The Company has reinvested a significant portion of its operating cash flows in operations. This includes investments in administrative, sales, marketing and technical staff; in expanding its contractual base with information providers so as to improve the quality and flexibility of its information products; and in expanding its contracts with information distributor customers. All of these factors contribute to improving the Company's ability to sell and deliver quality products and services.

In addition, the Company has made capital expenditures of approximately
$970,000 in the nine months ended March 31, 2000, primarily to upgrade its software and hardware platforms thus expanding both its product capabilities and its ability meet future content and client processing requirements. The Company anticipates continued investment for the remainder of fiscal year 2000 to continue to expand its product capabilities, technology platforms and infrastructure. The Company expects these investments to be funded primarily with cash flows from operations.


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


Item 3.

              QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The information required by this item has been omitted as the Company's market risk exposure is not material.

Part II.  Other Information


     Item 1. Legal Proceedings

               None.

     Item 2. Changes in Securities and Use of Proceeds

               None.


     Item 3.  Defaults Upon Senior Securities

               None.

     Item 4.  Submission of Matters to a Vote of Security Holders

               None.


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

                              COMTEX NEWS NETWORK, INC.
                                   (Registrant)


     Dated:  May 15, 2000     By:  /S/   CHARLES W. TERRY
                              Charles W. Terry
                              President and Chief Executive Officer
                              (Principal Executive Officer)

                              By:  /S/   AARON N. DANIELS
                              Aaron N. Daniels
                              Chief Financial Officer and Treasurer
                              (Principal Financial and
                                Accounting Officer)