Form 10-K405
period 2000-06-30
COMTEX NEWS NETWORK INC
filed 2000-09-28
CIK 352988

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.

                              FORM 10-K

(Mark One)

 X Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended June 30, 2000; or

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

     4900 Seminary Road, Suite 600, Alexandria, Virginia  22311
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

As of September 25, 2000, the aggregate market value of the common stock held by non-affiliates of the Registrant (based upon the average bid and asked prices of the common stock as reported by the National Association of Securities Dealers Inc. through its Electronic OTC Bulletin Board) was approximately $ 18,421,000.

As of September 25, 2000, 9,968,237 shares of the Common Stock of the Registrant were outstanding.

                              PART I

Item 1.   Business

     Comtex News Network ("COMTEX" or the "Company") was incorporated in New York in 1980.


Overview

     COMTEX is a leading and dynamic business-to-business "Infomediary" that aggregates and redistributes diverse real-time global news and information for the Internet, Wall Street and corporate reseller markets. COMTEX delivers aggregated content from approximately 10,000 global sources representing a network of over 50 real-time information providers to Web sites and other online, wireless and electronic information services in its distribution network. The Company's distribution network consists of more than 750 Web sites and information services creating a potential audience of millions of end users. COMTEX generates its revenues from licensing content and processing services.

     The licensing and use of COMTEX' aggregated news service provides distribution partners with substantial benefits. Distribution partners' reliance on, and use of, outsourced COMTEX aggregated news feeds and services enables them to focus on their core competencies as well as bring news products to market more quickly and less expensively.

     The real-time nature of the content, as well as its breadth and depth of coverage, provide the critical element in developing and maintaining a compelling user experience on the distribution partners' sites and services. COMTEX' content plays a crucial role for these distribution partners by aiding in attraction and retention of customers to their services. This in turn drives their revenue models whether they be subscription, advertising or commerce based models.

     Additional advantages are afforded to COMTEX' distribution partners. The integration of content on the distributors' sites and services requires only one contractual relationship to manage and one technical format to address. In addition, licensing content by topical or geographical area is more cost effective for the distributor since they only pay for and manage the content they need.

     COMTEX' publisher partners provide the content for COMTEX' products and contain late-breaking U.S. and international news and events, worldwide economic news and indices, news and information on both public and private companies, and up-to-the-minute sports and entertainment news from around the world.

     COMTEX currently aggregates over 50 real-time news publishers providing content from over 10,000 global sources. Real-time denotes the electronic transmission of breaking news stories while events are actually happening and, in most cases, before the story's appearance in print and television media. Using proprietary automated technology, COMTEX re-packages these wires into topical wires called CustomWires (see Product and Service Offerings below). Distributor partners choose those CustomWires which best match their applications and end-users' needs. CustomWires include topics such as business, finance, environment, healthcare, public companies and energy and can include stories from any or all of COMTEX' publishers. Content can also be packaged by publisher or by more than 10 geographical regions.

     Likewise, COMTEX' network of over 350 distributors, with over 750 distribution points, plays a critical role and creates an attractive business proposition for its network of content partners. Through the Company's network of distributors, its content partners gain rapid access to new markets, reaching potentially millions of end-users, new revenue streams and brand exposure while focusing corporate resources on quality content generation.

     COMTEX' relationships with, and ever increasing offerings of, its content partners allows it to be the one-stop solution for the Company's distribution partners. Publishers of real-time news only cover their own editorial perspective and specific area of coverage or expertise. COMTEX brings together these disparate sources in a real-time, value-added and single feed and format source. Distributors are able to deliver better products, significantly faster and more cost effectively due to COMTEX' expertise as an infomediary.

     A significant portion of the content COMTEX aggregates focuses on business and financial news, both domestic and international. This news content is a critical factor in business and investment decisions since it is updated and distributed in real-time throughout the day.

     Distributor information services must provide, in a timely fashion, the broadest coverage possible to be competitive in this web-enabled information age. Further, the content they offer to their constituencies must be relevant and pertinent to the critical decisions that are driving their users. With the breadth and depth of real-time news that COMTEX can deliver via its aggregated and topical news feeds, information services keep their sites and services competitive.

Distribution Partners

     Contracts with COMTEX' distribution partners generally and historically have a term of one to three years. Revenues consist of fixed fees, monthly royalty minimums and royalties, usually based on the success of the distributor's revenue model.

     On the Internet, COMTEX' distribution partners include Big Charts, CBS Marketwatch, CompuServe, CNN Interactive, InfoSpace, Internet.com, Microstrategy, Motley Fool, Office.com, OneSource, PC Quote.com, Phone.com, Powerize.com, StockPoint, Thomson Financial, VerticalNet, Zacks and more. Other corporate distribution partners include Dialog Corporation, NewsEdge, Reuters Business Briefs, and WAVO. Wall Street distributors include information services such as AT Financial, Bloomberg, Bridge Information Services, ILX and Track Data.


Content Partners

     The contracts with COMTEX' content partners include the right to license re-sellers and other information distributors. This negotiated right is a significant asset and competitive advantage since it allows COMTEX to generate revenue based on the end-user reach and business models of the Company's distributor partners. In addition, it leverages marketing expenditures and investments made by COMTEX' distributor partners. Costs associated with these licenses include fixed fees, monthly minimums and/or royalties based on COMTEX' information services revenue and the content partners' participation in the distributed products.

     Current providers include publishers such as: The Associated Press, Business Wire, CMP Media, EDGAR Online, Knight-Ridder, Nelson Information, Newsbytes News Network, ON24, Phillips Publishing Inc., PR Newswire, The Sports Network, Theatre.com and United Press International. COMTEX also has agreements with a significant number of internationally based news agencies including AllAfrica, Inc., Asia Pulse, Canada Newswire, ITAR/TASS News Agency, Kyodo News International (through Associated Press), M2 Communications, South American Business Information and Xinhua.


Technology

     COMTEX' real-time processing system is an integration of proprietary technology and industry proven technology. Utilizing COMTEX' experience in managing and processing real-time news feeds, the Company has designed proprietary processes to maximize the content value-adds, reliability, packaging and flexibility. COMTEX' systems can manage more than 100,000 stories per day from real-time information sources, categorize each story, index by ticker symbol and other keywords, and deliver only the stories licensed to each distributor. In addition, the processing system provides for the creation of new products and value-adds without significant additional production or processing resources or expense. Thus, the Company can create new products from existing content sources for minimal additional investment or cost.

     The method for processing and converting the real-time news feeds into COMTEX' value-added format relies heavily on computer technology and data management software, in which COMTEX has invested and will continue to invest to upgrade and enhance. As electronic submissions of news and information are received, COMTEX' computers convert each story into a common data format, apply standardized document coding, and assign relevant keywords, including ticker symbols of any public companies mentioned in the story. After the processing has been completed, data management software sorts each news story into topic defined product categories. While COMTEX' editorial and product development staffs monitor and edit the electronic processing and categorization systems, content is processed and distributed automatically without human intervention.

     COMTEX delivers its information products primarily via the Internet.


Business Model

     COMTEX' revenue is primarily derived from charges to distributors for the licensing of content, including CustomWires, Newsroom products, and/or the publishers' full wire. The distributor licenses are typically multi-year and consist of fixed fees as well as minimum royalty commitments. Royalties are based upon the customer's business and revenue model such that their success in their market generates increasing revenues for COMTEX. The Company also derives data communications revenue for charges to distributors for the actual delivery of the Company's products.

     Other sources of revenue include content processing for distributors and processing and distribution services for content providers. Several distributors have found it advantageous to have COMTEX process their proprietary content for them so that it is in the COMTEX format. Processing fees may include initial implementation fees, monthly minimums and a percentage of the royalties earned by the licensor of the content. Likewise several content providers have contracted to deliver their content through COMTEX' processing system to take advantage of COMTEX' packaging, formatting and delivery of their content to their own customers. Processing revenues may consist of implementation fees, monthly minimums and a percentage of their revenues earned.

Customers, Sales and Marketing

     COMTEX' customers consist of online and internet services and information distributors who create products and services in conjunction with COMTEX' products and in turn sell to their customers: end-user markets and corporations, who use the combined services for market research, business intelligence, investment analysis and entertainment. Electronic news and information distributors include business and consumer online services, personal investor WEB sites, general information WEB sites, Wall Street stock quote vendors, electronic clipping services and wireless information services.

     COMTEX' marketing strategy is to provide the content infrastructure to information services, who in turn spend marketing dollars to attract end-users to their services and product offerings. In this way, COMTEX leverages the marketing investment of its customers to attract and assemble a broad user base for the Company's content offerings. The Company's licensing agreements provide for fees and minimum royalties as well as variable royalties based on the success of its distribution customers' individual business models.

     COMTEX' sales force is organized around four primary markets
- professional investor, individual investor, internet and corporate information services markets. The sales force receives a base salary and earns commissions on both new customers and revenue growth from existing customers. The Company's total compensation plan is consistent with industry compensation practices.


Product and Service Offerings

     The core products currently supported by COMTEX' technical and customer service departments include a series of topic-defined news products marketed under the brand name "CustomWires". COMTEX also supports production of original news products under the brand name "COMTEX Newsroom".

     CustomWires are topic-defined newswires that contain only the topic-relevant stories from more than 10,000 global news sources distributed by COMTEX representing more than 50 publishing alliances. Stories are selected by automated editorial software according to the significance of the story's content relative to specific CustomWires topics. COMTEX offers fourteen topics under the CustomWires brand name: Business, Community, Energy, Environment, Finance, Foreign Business, Government, Healthcare, High Technology, International, Public Companies, Sports, Wall Street and World Affairs and an additional eleven geographical CustomWires focusing on specific international regions.

     COMTEX Newsroom product line includes editorially enhanced news products known as Top Headlines, Front Page, Financial Update and Industry Update. Each of these products is delivered as headlines, summaries, or full stories, depending on customer requirements.

     Top Headlines is an editorial service that selects up to ten of the most significant news stories of the day in each of eleven topic-based CustomWires and are delivered five times every weekday. The Top Headlines categories are: Business, Community,
Energy, Entertainment, Environment, Finance, Government,
Healthcare, High Technology, International and Sports.

     Front Page is designed to reflect the front page of major
U.S. national newspapers. COMTEX' editors select the day's top ten news stories highlighting key global news and deliver five times every weekday.

     Financial Update keeps businesses informed of the financial market. COMTEX editors deliver the most relevant and pertinent financial information from leading financial information sources twice every weekday. COMTEX' editors provide the basic overview, productivity and analysis for the International and US stock markets and the global bond and fund market and also monitor key company mergers, acquisitions, stock buyouts, hostile takeovers and all economic indicator announcements and data releases from the Federal Reserve Bank, Labor Department, Commerce Department, Purchasing Managers Index, etc.

     Industry Update affords leading decision makers timely and competitive information needed to remain leaders within their specific industry. A list of the top five to seven stories from each industry category is generated and distributed to customers once a day. These categories include vertical industries such as Airlines, Automobile, Banking, Hardware, Insurance, Oil, Publishing, Telecommunications and Utilities.

     Utilizing the same automated editorial and format conversion process, COMTEX also offers news processing services to large-scale content distributors and information providers. The content providers and distributors take advantage of, and leverage, the standardized format and value-added processing for all their content. These services increase the reliance that information providers and distributors have on COMTEX and, at the same time, attract additional customers to COMTEX.

     COMTEX believes the rapid growth in the use of electronic information by consumers, businesses and professional investors will continue to create a significant market for the Company's information products and outsourcing services.

     COMTEX relies heavily on third-party information sources for the content of its product offerings. Interruption in, or the termination of, service from a significant number of its information sources would affect the Company's ability to offer products or maintain product quality. Accordingly, the failure or inability to restore or replace such interrupted or terminated services could have an adverse effect on revenues (see Item 7 - Management's Discussion and Analysis of Financial Conditions and Results of Operation).

     COMTEX also relies heavily on third party providers for telecommunications, electrical power, internet connectivity, and related or similar services as well as system redundancy for the development and delivery of its products. Failure of, interruption in, or the termination of, these services would also affect the Company's ability to create and deliver products. Accordingly, the failure or inability to restore or replace such interrupted or terminated services could have an adverse effect on revenues (see Item 7 - Management's Discussion and Analysis of Financial Conditions and Results of Operation).

Competition

     COMTEX' competitors include internet-focused aggregators and distributors of content, individual national and international electronic news and information services, and traditional content providers seeking new markets for their content or seeking direct relationships with distributors.

     COMTEX' breadth and depth of real-time content offerings, technology platform and capabilities, aggregation and integration services as well as its unique relationships with content and distribution partners have historically represented a significant barrier to entry by potential competitors into COMTEX' markets.

     However, the market for real-time content on the Internet has expanded, and continues to expand, rapidly. The demand for and use of information services has increased significantly. As a result, COMTEX expects competition to increase in the future as current competitors improve their offerings, as new competitors attempt to enter the market for content aggregation, and as traditional content providers seek new markets for their content and direct relationships with distributors. The Company believes its continued investment in content, new products, technology and infrastructure, as well as the expansion of its distributor partnerships will continue to favorably position it in the market.


Product Development

     For the years ended June 30, 2000, 1999 and 1998 COMTEX' product development costs were approximately $649,000, $270,000, and $165,000 respectively. The increase in fiscal year 2000 costs is due primarily to significant investments in product development infrastructure and development of new products, as well as additional quality assurance activities.

     In addition, during fiscal year 1998, COMTEX commenced a development effort to upgrade its software and computer hardware system components to expand its product capabilities and to meet future client requirements. In fiscal years 2000, 1999 and 1998 COMTEX incurred and capitalized approximately $751,000, $430,000 and $170,000 on this initiative. The project was substantially completed in fiscal year 2000.

     COMTEX has continued to offer distributors and information providers outsourcing services for the processing and distribution of their information. During the year ended June 30, 2000, COMTEX added content from a significant number of important publisher partners. COMTEX plans to continue to add quality publishers to its content offerings with a continued commitment to serving its markets with the highest quality content.

Company History

     The Company was incorporated in New York in 1980 and changed its name from Comtex Scientific Corporation to COMTEX News
Network, Inc. in December 1999. As a result of a series of transactions during COMTEX' fiscal year 1989, Infotechnology, Inc., a Delaware business development corporation, then principally engaged in the information and communications business, acquired majority ownership of COMTEX.

     During the 1980s and early 1990s, COMTEX incurred significant losses and a resulting shareholder deficit due to the failure to realize market penetration as a retail source of news and information. In 1994, new management established a new direction for COMTEX by focusing on the aggregation, value-add, repackaging and distribution of content for resale to distributors in the professional investor, individual investor, internet and corporate information services markets. With the new focus, COMTEX has been able to achieve significant growth in information services revenues, as well as consistent profitability during the past four years, while investing in management, sales, marketing, technical resources and infrastructure.


Employees

     At June 30, 2000, COMTEX had 69 full-time employees. The employees are not members of a union and COMTEX believes employee relations are generally good.

Other Information

     AMASYS Corporation, ("AMASYS") (the successor corporation to Infotechnology, Inc., "Infotech"), legally or beneficially controls 4,693,940 (approximately 47%) of the issued and outstanding shares of COMTEX. As disclosed in Note 1 of the Notes to Financial Statements, 2,540,503 shares of COMTEX' common stock owned by AMASYS are subject to option by C.W. Gilluly, Ed.D., the Chairman of the Board of Directors of both the Company and AMASYS. Dr. Gilluly and his spouse, Marny Gilluly, (the "Gillulys") also directly own options to acquire an additional 1,804,003 shares of COMTEX' common stock.

Available Information

     COMTEX files annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). You may read and copy any document it files at the SEC's public reference rooms in Washington, D.C., New York, New York, and Chicago, Illinois. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. The Company's SEC filings are also available to the public from the SEC's Web site at "http://www.sec.gov."

Item 2.   Properties

     The Company owns no real estate. The Company leases office space at 4900 Seminary Road in Alexandria, Virginia. The Company currently occupies approximately 22,700 square feet at an annual rental of approximately $543,000. The lease agreement on approximately 15,700 square feet expires in August, 2002. The lease on the remaining space of approximately 7,000 square feet expires in August, 2003.


Item 3.   Legal Proceedings

     The Company has been named a defendant in Pearson, et al v. Internet Wire, Incorporated, et al, which was filed on August 30, 2000 in the United States District Court for the Northern District of Alabama (CA No. CV-00-B-2371-NE). The plaintiff is seeking actual damages of $120,000 in addition to punitive damages relating to his sale of Emulex Corporation stock in response to an allegedly false news release issued or disseminated by or on behalf of various defendants, including the Company. The complaint alleges that the defendants' conduct constituted negligence, gross negligence, misrepresentation and/or fraud, and claims that the defendants failed to take reasonably necessary precautions to prevent the issuance of the press release. The plaintiff seeks to maintain the lawsuit as a class action. The Company has filed a motion to dismiss the complaint and believes the suit has no merit.

     The Company is also involved in routine legal proceedings occurring in the ordinary course of business which in the aggregate are believed by management to be immaterial to the financial condition of the Company.


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

     The range of high and low bid quotations for the Common
Stock, as obtained from Bloomberg Financial Services, for each quarterly period during fiscal years 1999 and 2000 is shown below:

Fiscal Year Ended June 30, 1999              High      Low

     First Quarter
     (7/1 to 9/30/98)                        1/2       3/16

     Second Quarter
     (10/1 to 12/31/98)                      7/16      1/5

     Third Quarter
     (1/1 to 3/31/99)                        4 11/16   3/8

     Fourth Quarter
     (4/1 to 6/30/99)                        2 7/8     1 3/4


Fiscal Year Ended June 30, 2000              High      Low

     First Quarter
     (7/1 to 9/30/99)                        2 5/8     1 5/16

     Second Quarter
     (10/1 to 12/31/99)                      3 3/16    1 1/16

     Third Quarter
     (1/1 to 3/31/00)                        8 1/2     3 3/16

     Fourth Quarter
     (4/1 to 6/30/00)                        6 3/4     2 _

     The approximate number of holders of record of the Company's
Common Stock as of September 25, 2000 was 548.

     The Company has never declared or paid a cash dividend on its Common Stock and does not anticipate the declaration or payment of cash dividends to shareholders in the foreseeable future.

     On December 3, 1999 the Company issued 1,300,000 shares of restricted Common Stock ($0.01 par value) to accredited private investors under Regulation D. These shares were sold at $1.00 per share. The aggregate offering price was $1,300,000 with net proceeds of $ 1,262,739 after payment of expenses. The Company did not utilize an underwriter or broker nor were there commissions earned or paid on the transaction.

Item 6.   Selected Financial Data

     The following table sets forth selected financial data for each of the last five fiscal years of the Company.


                                                 Fiscal Year Ended June 30,
(amounts in thousands
except per share data)                2000         1999       1998       1997       1996
                                      ----         ----       ----       ----       ----
Total Revenues                        $ 12,645     $ 7,557    $ 5,401    $ 4,592    $ 3,549
Income (Loss) from Operations         $  1,308     $   542    $   156    $   228    $  (362)

Net Income (Loss)                     $  1,241     $   456    $    64    $   113    $  (472)
Basic Net Income(Loss) Per Share      $    .14     $   .06    $   .01    $   .01    $  (.06)
Diluted Net Income (Loss) Per Share   $    .10     $   .04    $   .01    $   .01    $  (.06)

Balance Sheet Data at Year End:
   Total Assets                       $  5,977     $ 2,407    $ 1,434    $ 1,531    $  1,382
   Long-term Obligations              $    987     $ 1,047    $   833    $   788    $  1,083



Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operation

RESULTS OF OPERATIONS


 Comparison of the Fiscal Year ended June 30, 2000 to the Fiscal
                    Year ended June 30, 1999

     The Company earned operating income of approximately $1.3 million during the year ended June 30, 2000, compared to operating income of $542,000 during the year ended June 30, 1999. The Company earned net income of approximately $1.2 million during the year ended June 30, 2000, compared to net income of approximately $456,000 for the year ended June 30, 1999. As discussed below, the improvement in operating income and net income is due primarily to a 67% growth in revenues and an improved gross profit margin offset with only a 62% corresponding increase in cost of revenues and operating expense. The improvement in net income also included an increase in interest income earned on cash balances.

     The fiscal year 2000 results reflect fourth quarter revenues that include the resolution of royalties due for content usage during fiscal year 2000 and prior periods, previously unreported to COMTEX, by a single distributor. The resolution increased revenues, gross profit, operating income and net income by $250,000, $207,000, $138,000 and 138,000, respectively.

     The Company's revenues consist primarily of royalty revenues and fees from the licensing of content products to information distributors, as well as revenues from data communications charges for delivery of the Company's products. During the year ended June 30, 2000, the Company's total revenues were approximately $12.6 million, or approximately $5.1 million (67%) greater than the total revenues for the year ended June 30, 1999. Of the increase in revenues, approximately 54% reflects revenues from new customers obtained during the twelve months ended June 30, 2000, with the remaining 46% reflecting growth in revenues from the existing customer base.

     The Company's cost of revenue consists primarily of content license fees and royalties earned by the Company's information providers for the distribution of content, as well as data communication costs for the delivery of the Company's products to customers. The cost of revenue for the year ended June 30, 2000 was approximately $3.8 million, or $1.0 million (36%) greater than the cost of revenue for the year ended June 30, 1999. The increase in cost is primarily due to an increase in content royalties related to the increase in revenues for the period.
The increase is offset partially by decreases in data communications costs resulting from the implementation of a more cost effective method for delivery of the Company's products to customers, as well as an improvement in earned minimum royalties for certain information providers.

     The gross profit for the year ended June 30, 2000 was approximately $8.8 million, or a $4.1 million (86%) improvement in gross profit over the prior year. The gross margin percentage improved for the year ended June 30, 2000 to approximately 70% from approximately 63% in the prior year due to both a decrease in the royalty percentage paid for content and the decrease in data communications costs. The decrease in the royalty percentage was the result of an improvement in earned minimum royalties for certain information providers.

     Total operating expenses for the year ended June 30, 2000 were approximately $7.5 million, representing an approximately $3.3 million (79%) increase in operating expenses from the year ended June 30, 1999. This increase in operating expenses is due primarily to increases in expenses associated with increased headcount and technology and general business consultants as the Company made investments in infrastructure. In addition, the Company increased its marketing and public relations activities and expenditures to promote the Company and its products and services.

     Technical operations and support expenses during the year ended June 30, 2000 increased approximately $1.0 million (107%) over these expenses in the year ended June 30, 1999. This increase was due primarily to increased headcount and consulting costs associated with technology projects and client support.

     Product development expenses increased by approximately $379,000 (140%) for the year ended June 30, 2000 compared to the year ended June 30, 1999. This increase is the result of additional personnel in this department as well as expenses associated with the deployment of new products. Product development activities include quality assurance, enhancements to the Company's products, and the development of proprietary news products.

     Sales and marketing expenses increased by approximately $1.0 million, or approximately 78% for the year ended June 30, 2000 compared to the year ended June 30, 1999. This increase was due to increased compensation arising from the addition of sales and marketing personnel, additional commissions based on the increase in revenues during the year, as well as marketing and public relations expenses related to the promotion and branding of the Company and its products and services.

     General and administrative expenses for the year ended June 30, 2000 were approximately $805,000 (50%) greater than these expenses during the year ended June 30, 1999. This increase was due to additional headcount and related benefits, executive incentive compensation programs, expanded office space, recruitment, professional fees and general business consulting, offset partially by a decrease in the provision for bad debts.

     Depreciation and amortization expenses for the year ended June 30, 2000 were approximately $138,000 (131%) higher than these expenses during the prior year. The increase was due primarily to the development and deployment of new platforms for the Company's products and services as well as capital expenditures to support additional headcount.

     Other expense remained essentially unchanged and reflected an increase in interest income earned on the Company's cash balances offset by increased interest expense.

     Income tax expense remained unchanged for the year ended June 30, 2000 compared to the prior year. Except for nominal franchise fees, the Company did not record an income tax expense due to the utilization of Net Operating Loss (NOL) and Investment Tax Credit (ITC) carryforwards.


 Comparison of the Fiscal Year ended June 30, 1999 to the Fiscal
                    Year ended June 30, 1998

     The Company earned operating income of approximately $542,000 during the year ended June 30, 1999, compared to operating income of $156,000 during the year ended June 30, 1998. The Company earned net income of approximately $456,000 during the year ended June 30, 1999, compared to net income of approximately $64,000 for the year ended June 30, 1998. As discussed below, the improvement in operating income and net income is due primarily to a 40% growth in revenues and an improved gross profit margin, offset with only a 34% corresponding increase in cost of revenues and operating expense.

     The Company's revenues consist primarily of royalty revenues and fees from the licensing of content products to information distributors, as well as revenues from data communications charges for delivery of the Company's products. During the year ended June 30, 1999, the Company's total revenues were approximately $7.6 million, or approximately $2.2 million (40%) greater than the total revenues for the year ended June 30, 1998. Of the increase in revenues, approximately 44% reflects revenues from new customers obtained during the twelve months ended June 30, 1999, with the remaining 56% reflecting growth in revenues from the existing customer base.

     The Company's cost of revenue consists primarily of content license fees and royalties to the Company's information providers for the distribution of content, as well as data communication costs for the delivery of the Company's products to customers. The cost of revenue for the year ended June 30, 1999 was approximately $2.8 million, or $538,000 (24%) greater than the cost of revenue for the year ended June 30, 1998. The increase in cost is primarily due to an increase in royalties and fees related to the increase in revenues for the period. The increase in data communications costs was due primarily to the increase in the number of customers and data volume, partially offset by a decrease resulting from the implementation of a more cost effective method for delivery of the Company's products to customers and the associated termination of an outdated method of delivery.

     The gross profit for the year ended June 30, 1999 was approximately $4.7 million, or a $1.6 million (52%) improvement
in gross profit over the prior year.   The gross margin
percentage improved for the year ended June 30, 1999 to approximately 63% from approximately 58% in the prior year due to both a decrease in the royalty percentage paid for content and the decrease in data communications costs. The decrease in the royalty percentage was the result of an improvement in earned minimum royalties for certain information providers.

     Total operating expenses for the year ended June 30, 1999 were approximately $4.2 million, representing an approximately $1.2 million (42%) increase in operating expenses from the year ended June 30, 1998. This increase in operating expenses is due primarily to increases in expenses associated with increased headcount and technology and general business consultants as the Company made investments in infrastructure. In addition, the Company increased its marketing and public relations activities and expenditures to promote the Company and its products and services.

     Technical operations and support expenses during the year ended June 30, 1999 increased approximately $219,000 (31%) over these expenses in the year ended June 30, 1998. This increase was due primarily to increased headcount and consulting costs associated with technology projects and client support.

     Product development expenses increased by approximately $105,000 (63%) for the year ended June 30, 1999 compared to the year ended June 30, 1998. This increase is the result of additional personnel in this department. Product development activities include quality assurance, enhancements to the Company's products, and the development of proprietary news products.

     Sales and marketing expenses increased by approximately $402,000 or approximately 46% for the year ended June 30, 1999 compared to the year ended June 30, 1998. This increase was due to increased compensation arising from the addition of sales and marketing personnel, additional commissions based on the increase in revenues during the period, as well as marketing and public relations expenses related to the promotion and branding of the Company and its products and services.

     General and administrative expenses for the year ended June 30, 1999 were approximately $506,000 (46%) greater than these expenses during the year ended June 30, 1998. This increase was due primarily to an increase in bad debt expense related principally to the increase in the number of new customers, increased rent expense associated with the Company's expanded office space, and increased incentive compensation corresponding to achieving revenue and net income goals.

     Depreciation and amortization expenses for the year ended
June 30, 1999 were essentially unchanged compared to these expenses during the prior year.

     Other expense for the year ended June 30, 1999 was also essentially unchanged compared to these expenses during the prior year.

     Income tax expense remained unchanged for the year ended June 30, 1999 compared to the prior year. Except for nominal franchise taxes, the company did not record an income tax expense due to the utilization of Net Operating Loss (NOL) and Investment Tax Credit (ITC) carryforwards.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     For the year ended June 30, 2000, the Company's operations produced operating income of approximately $1.3 million and net income of approximately $1.2 million. At June 30, 2000, the Company had working capital of approximately $1.3 million as compared with negative working capital of approximately $106,000 at June 30, 1999. The Company also had net stockholders' equity of approximately $2.4 million at June 30, 2000, as compared to a net stockholders' deficit at June 30, 1999, of approximately $254,000. The increase in working capital and stockholders' equity was due primarily to the proceeds from the issuance of restricted common stock to accredited investors in a private placement during December 1999, and the increase in net income.

     For the year ended June 30, 2000, the Company's operating activities generated approximately $1.6 million in cash. The Company had cash of approximately $1.7 million at June 30, 2000, compared to approximately $95,000 at June 30, 1999. To date, the Company's operations have generated cash flow sufficient to cover its monthly expenses.

     The Company has reinvested a significant portion of its operating cash flows. This includes investments in administrative, sales, marketing and technical staff, as well as consulting; in expanding its contractual base with information providers so as to improve the quality and flexibility of its information products; and in expanding its contracts with information distributor customers. All of these factors contribute to improving the Company's ability to sell and deliver quality products and services.

     In addition, the Company made capital expenditures of approximately $1.4 million in the year ended June 30, 2000, primarily to upgrade its software and hardware platforms thus expanding both its product capabilities and its ability meet future content and client processing requirements. The Company anticipates continued investment to expand its product capabilities, technology platforms and infrastructure. The Company expects to limit these investments to cash on hand and cash flows from operations.

     The Company anticipates continued investment in operations and infrastructure including, but not limited to, investments in additional human resources and consulting services, product development, sales capability, marketing and branding, software and hardware and facilities. While the Company anticipates funding these investments with operating cash flows, it may undertake additional borrowings or raise additional capital through the issuance of equity as the need arises and to take advantage of market conditions.

     EBITDA, as defined below, increased 138% to $1.5 million for the year ended June 30, 2000 compared to $647,000 for fiscal year 1999. The increase is primarily due to the increase in revenues and the improvement in gross profit margin, offset partially by higher operating expenses, excluding depreciation and amortization.

     EBITDA consists of earnings before interest expense, interest and other income, income taxes, and depreciation and amortization. EBITDA does not represent funds available for management's discretionary use and is not intended to represent cash flow from operations. EBITDA should also not be construed as a substitute for operating income or a better measure of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles. This caption excludes components that are significant in understanding and assessing the Company's results of operations and cash flows. In addition, EBITDA is not a term defined by generally accepted accounting principles and as a result the Company's measure of EBITDA might not be comparable to similarly titled measures used by other companies.

     However, the Company believes that EBITDA is relevant and useful information which is often reported and widely used by analysts, investors and other interested parties.
industry. Accordingly, the Company is disclosing this information to permit a more comprehensive analysis of its operating performance, as an additional meaningful measure of performance and liquidity, and to provide additional information with respect to its ability to meet future debt service, capital expenditure and working capital requirements. See the audited financial statements and notes thereto contained elsewhere in this report for more detailed information.


CAUTIONARY STATEMENTS CONCERNING FORWARD-LOOKING STATEMENTS

     Except for the historical information contained herein, the matters discussed in this 10-K include forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934. These forward-looking statements may be identified by reference to a future period or by use of forward-looking terminology such as "anticipate", "expect", "could", "may" or other words of a similar nature. Forward-looking statements, which the Company believes to be reasonable and are made in good faith, are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

     Among such important external factors and risks are business conditions and growth in the demand for real-time, aggregated custom online news delivery services, and growth in the economy in general; the impact of competitive products and pricing; the proliferation of large, global information networks, and; the evolution of the Internet and the availability and reliability of power, telecommunications and internet services provided by third parties. Among such important internal factors and risks are continued success in the acquisition and growth of new information re-distributor and corporate end-user client accounts; the ability to continue the Company's program of technical system upgrades; the timely creation and market acceptance of new products; the Company's ability to continue to increase the variety and quantity of sources of information available to create its products; the Company's ability to continue to recruit and retain highly skilled technical, editorial, managerial and sales/marketing personnel; the Company's ability to generate cash flow sufficient to cover its current obligations while meeting its long-term debt obligations; and the other risks detailed from time to time in the Company's SEC reports that could cause results to differ materially from those anticipated by the statements contained herein.


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


Item 12.  Security Ownership of Certain Beneficial Owners and
Management


Item 13.  Certain Relationships and Related Transactions


                         PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K

          (a) 1.  Financial Statements

               Report of Independent Auditors               F-1

               Balance Sheets at June 30, 2000 and 1999     F-2

               Statements of Operations for the fiscal
                 years ended June 30, 2000, 1999, and 1998  F-3

               Statements of Stockholders' Equity (Deficit)
                 for the fiscal years ended June 30, 2000,
                 1999 and 1998                              F-4

               Statements of Cash Flows for the fiscal
               years ended June 30, 2000, 1999 and 1998     F-5

               Notes to Financial Statements                F-6

               2.  Financial Statement Schedules

                    The schedules for which provision is made in
               the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.




          (c)  Exhibits

        3.1 Restated Certificate of Incorporation of the Company, (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 2-72408 NY), declared effective on July 22, 1981).

        3.2     Certificate of Amendment of Certificate of
                Incorporation of the Company effective May 14,
                1996. (incorporated by reference on Form 10-K dated June 30, 1996).

        3.3     Amended and Restated By-Laws of the Company.


        10.4 Stock Option Agreement between the Company and C.W. Gilluly and Marny Gilluly, dated May 16, 1995 (incorporated by reference to the Company's Quarterly Report on Form 10-Q dated March 31,
                1995).


        10.6    Agreement between Infotechnology, Inc. and the
                Company, dated May 16, 1995 (incorporated by reference to the Company's Quarterly Report on Form 10-Q dated March 31,1995).


        10.8 Amended, Consolidated and Restated 10% Senior Subordinated Secured Note, dated May 16, 1995 (incorporated by reference to the Company's Quarterly Report on Form 10-Q Dated March 31,
                1995).

        10.9    Comtex Scientific Corporation 1995 Stock Option
                Plan (incorporated by reference to the Company's
                Proxy Statement dated November 9, 1995).

        10.10 Lease Agreement between Plaza IA Associates Limited Partnership and the Company dated April 6, 1996 (incorporated by reference to the Company's Quarterly Report on Form 10-Q dated March 31, 1996).

        10.14  Employment Agreement with Charles W. Terry dated
                July 29, 1994 (incorporated by reference to
                Company's Form 10-Q dated September 30, 1998).

        10.15 First Allonge to Amended, Consolidated and Restated 10% Senior Subordinated Secured Note between the Company and AMASYS Corporation dated as of June 30, 1999 (incorporated by reference to Company's Form 10-K dated June 30, 1999).

        23      Consent of Independent Auditors.

        27      Financial Data Schedule.

                           SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date:  September 27, 2000


COMTEX NEWS NETWORK, INC.


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

DIRECTORS:

Signature                    Title          Date


/s/ C.W. Gilluly, Ed.D.      Chairman           September 27, 2000
C.W. Gilluly, Ed.D.          and Director

/s/ Erik Hendricks           Director           September 27, 2000
Erik Hendricks

/s/ Robert A. Nigro          Director           September 27, 2000
Robert A. Nigro

/s/ John D. Sanders, Ph.D.   Director           September 27, 2000
John D. Sanders, Ph.D.

/s/ Charles W. Terry         Director,          September 27, 2000
Charles W. Terry             President and CEO

                 REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
COMTEX News Network, Inc.

We have audited the accompanying balance sheets of COMTEX News Network, Inc. as of June 30, 2000 and 1999 and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of COMTEX News Network, Inc. at June 30, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.


                                             /s/Ernst & Young LLP

McLean, Virginia
August 31, 2000

                                  COMTEX NEWS NETWORK, INC.
                                  BALANCE SHEETS AT JUNE 30,
                                                                         2000                  1999
                                                                     --------------       --------------
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents                                           $ 1,655,222          $    95,283

Accounts Receivable, Net of Allowance of
approximately $314,000 and $351,000 at
June 30, 2000 and June 30, 1999, respectively                         2,086,701            1,340,337
Prepaid Expenses and Other Current Assets                               185,692               72,662
                                                                     --------------       --------------
          TOTAL CURRENT ASSETS                                        3,927,615            1,508,282

    PROPERTY AND EQUIPMENT, NET                                       1,821,802              836,988

    DEPOSITS AND OTHER ASSETS                                           227,236               62,255
                                                                     --------------       --------------
TOTAL ASSETS                                                        $ 5,976,653          $ 2,407,525
                                                                     ==============       ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES:
       Accounts Payable                                             $   570,817          $   755,223
       Accrued Expenses                                               1,980,958              819,381
       Notes Payable                                                     60,000               40,000
                                                                     --------------       --------------
          TOTAL CURRENT LIABILITIES                                   2,611,775            1,614,604

    LONG-TERM LIABILITIES:
       Long-Term Notes Payable - Affiliate                              986,954              986,954
       Other Long-Term Notes Payable                                          -               60,000
                                                                     --------------       --------------
          TOTAL LONG-TERM LIABILITIES                                   986,954            1,046,954
                                                                     --------------       --------------
TOTAL LIABILITIES                                                     3,598,729            2,661,558

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Common Stock, $0.01 Par Value - Shares Authorized:                       99,679               81,244
18,000,000; Shares issued and outstanding:
 9,967,897 and 8,124,430, respectively
Additional Capital                                                   11,403,826           10,031,801
Accumulated Deficit                                                  (9,125,581)         (10,367,078)
                                                                     --------------       --------------
                                                                      2,377,924             (254,033)
                                                                     --------------       --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 5,976,653          $ 2,407,525
                                                                     ==============       ==============
The accompanying "Notes to Financial Statements" are an integral part of these financial statements.

                               COMTEX NEWS NETWORK, INC.
                               STATEMENTS OF OPERATIONS


                                                             Fiscal Year Ended June 30,
                                                  2000                  1999                   1998
                                             --------------        --------------         --------------
Revenues                                        $12,645,344          $ 7,557,397            $ 5,401,193

Cost of Revenues                                  3,822,385            2,813,841              2,276,380
                                             --------------        --------------         --------------
Gross Profit                                      8,822,959            4,743,556              3,124,813

Operating Expenses
Technical Operations & Support                    1,918,423              928,073                709,246
Product Development                                 649,254              270,070                165,187
Sales and Marketing                               2,281,350            1,280,887                878,740
General and Administrative                        2,422,394            1,617,136              1,110,933
Depreciation and Amortization                       243,075              105,257                104,768
                                             --------------        --------------         --------------
Total Operating Expenses                          7,514,496            4,201,423              2,968,874
                                             --------------        --------------         --------------
Operating Income                                  1,308,463              542,133                155,939

Other income/(expense)
Interest Expense                                   (106,121)             (86,680)               (93,013)
Interest Income                                      52,586                1,009                  1,798
Other Income/(Expense)                              (12,987)          -                      -
                                             --------------        --------------         --------------
     Other Expense, net                             (66,522)             (85,671)               (91,215)

Income Before Income Taxes                        1,241,941              456,462                 64,724

Income Taxes                                            444                  441                    360
                                             --------------        --------------         --------------
Net Income                                      $ 1,241,497           $  456,021            $    64,364
                                             ==============        ==============         ==============


Basic Earnings Per Common Share                 $       .14          $       .06            $       .01
                                             ==============        ==============         ==============
Weighted Average Number of Common Shares          9,051,214            7,984,389              7,859,021
                                             ==============        ==============         ==============
Diluted Earnings Per Common Share               $       .10          $       .04            $       .01

Weighted Average Number of Shares
  Assuming Dilution                              12,669,045           11,343,804             10,170,938
                                             ==============        ==============         ==============

The accompanying "Notes to Financial Statements" are an integral part of these financial statements.

                                     COMTEX NEWS NETWORK, INC.
                STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) FOR THE FISCAL YEARS ENDED
                                    JUNE 30, 2000, 1999 AND 1998

                                   Common Shares Outstanding
                                -------------------------------                                                             Total
                                 Number of     Par        Additional     Accumulated    Stockholders'
                                 Shares       Value         Capital        Deficit     Equity/(Deficit)
                                ----------  ------------  -----------   -------------  ----------------
Balance at June 30, 1997        $7,858,417   $    78,584   $ 9,980,536   $(10,887,463)  $   (828,343)

     Exercise of Stock Options       2,001            20           260                           280
     Issuance of Stock - ESPP       35,813           358         6,302                         6,660
     Net Income                                                               64,364         64,364
                                ----------   -----------  ------------  --------------  ----------------
Balance at June 30, 1998         7,896,231        78,962     9,987,098    (10,823,099)      (757,039)

     Exercise of Stock Options     154,492         1,545        18,995                        20,540
     Issuance of Stock - ESPP       73,707           737        25,708                        26,445
     Net Income                                                              456,021        456,021
                                ----------   -----------  ------------  --------------  ----------------
Balance at June 30, 1999         8,124,430        81,244    10,031,801    (10,367,078)      (254,033)

     Exercise of Stock Options     524,647         5,247        75,043                        80,290
     Issuance of Stock - ESPP       18,820           188        47,243                        47,431
     Private Placement Shares    1,300,000        13,000     1,249,739                     1,262,739
     Net Income                                                            1,241,497      1,241,497
                                ----------   -----------   ------------  -------------  ----------------
Balance at June 30, 2000        $9,967,897    $   99,679    $11,403,826   $(9,125,581)   $ 2,377,924
                                ==========   ===========   ============  =============  ================


The accompanying "Notes to Financial Statements" are an integral part of these financial statements

                                COMTEX NEWS NETWORK, INC.
                                STATEMENTS OF CASH FLOWS
                                                                   Fiscal Year Ended
                                                                       June 30,
                                                       ------------------------------------------

                                                          2000            1999             1998
                                                       ------------   ------------     ------------
Cash Flows from Operating Activities:
     Net Income                                        $ 1,241,497     $456,021         $   64,364
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and Amortization Expense                 243,075      105,256            104,768
     Bad Debt Expense                                      225,500      349,045             28,590
     Loss  on disposal of assets                           166,238          -                 -
     Changes in Assets and Liabilities:
        Accounts Receivable                               (971,864)    (807,380)            25,027
        Prepaid Expenses and Other Current Assets         (113,030)     (53,150)            27,582
        Deposits and Other Assets                         (165,786)         250                864
        Accounts Payable                                  (184,406)     154,878             70,733
        Accrued Expenses                                 1,161,577      410,330             57,406
                                                       ------------   ------------      ------------
    Net Cash provided by Operating Activities            1,602,801      615,250            379,334

Cash Flows from Investing Activities:
Purchases of Property and Equipment                     (1,395,772)    (642,708)          (203,131)
Repayments of Advances to Affiliate                       -                 -              266,000
Proceeds from Disposal of Assets                             2,450          -                -
                                                       ------------   ------------      ------------
    Net Cash used in Investing Activities               (1,393,322)    (642,708)            62,869

Cash Flows from Financing Activities:
    Proceeds from Notes Payable                           -                 -              140,000
Repayments on Notes Payable                                (40,000)     (94,660)           (23,232)
Repayments on Notes Payable to Related Parties            -                 -             (147,422)
Repayments on PrinCap Financing Agreement                 -                 -             (266,000)
Issuance of Stock - Private Placement                    1,262,739          -                -
Issuance of Stock under Employee Stock Purchase Plan        47,431       26,445              6,660
Exercise of Stock Options                                   80,290       20,540                280
                                                       ------------   -------------     ------------
    Net Cash provided by (used in) Financing Acti        1,350,460      (47,675)          (289,714)

Net Increase (decrease) in Cash and Cash Equivale        1,559,939      (75,133)           152,489

Cash and Cash Equivalents at Beginning of Period            95,283      170,416             17,927
                                                       ------------   -------------     ------------
Cash and Cash Equivalents at End of Period             $ 1,655,222     $ 95,283           $170,416
                                                       ============   =============     ============

The accompanying "Notes to Financial Statements" are an integral part of these financial statements

                     COMTEX NEWS NETWORK, INC.
                   NOTES TO FINANCIAL STATEMENTS
                           JUNE 30, 2000

1. THE COMPANY

     COMTEX News Network, Inc. (the "Company" or "COMTEX") is a value-added real-time distributor of customized newswire information products (CustomWires) aggregated on a real-time basis from thousands of news stories drawn from hundreds of broad and specialized news sources. CustomWires are marketed to information distributors ranging from online services and World Wide Web sites to proprietary networks utilized by financial traders and corporate electronic news clipping services. Consistent with standard practice in the information aggregation industry, the Company generally has renewable long-term contractual relationships with those information providers and information distributors with which it does business. These information services contracts typically provide for both minimum fees and royalties based upon expected and achieved volumes of usage. Fees and royalties from information distributors comprise the majority of the Company's revenues. Data communications revenues represent the contractual charges for delivering the information over various media. Fees and royalties due to information providers, along with telecommunications costs and employee payroll costs, comprise the majority of the Company's costs and expenses. The Company operates and reports in one segment, information services.

     AMASYS Corporation, ("AMASYS") (the successor corporation to Infotechnology, Inc., "Infotech"), a Delaware corporation, legally or beneficially controls 4,693,940 (approximately 47%) of the issued and outstanding shares of the Company. Of the Company's common stock owned by AMASYS, 2,540,503 shares are subject to option by C.W. Gilluly, Ed.D., the Chairman of the Board of Directors of both the Company and AMASYS. Dr. Gilluly and his spouse, Marny Gilluly, (the "Gillulys") also directly own options to acquire an additional 1,804,003 shares of the Company's common stock.


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

Cash and Cash Equivalents

     The Company considers all highly liquid investments with maturity dates of 90 days or less at the time of purchase to be cash equivalents.

Revenues

     Information services revenues are recognized as services are rendered based on contractual terms such as usage, fixed fee, percentage of distributor revenues or other pricing models. Data communications revenues are recognized in accordance with contract terms as costs are incurred. Amounts received in advance are deferred and recognized over the service period.

Research and Development

     The Company conducts ongoing research and development in the areas of product enhancement and quality assurance. Such costs are expensed as incurred. Costs for fiscal years 2000, 1999 and 1998 were approximately $649,000, $270,000 and $165,000, respectively.

Property and Equipment

     Property and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred and the cost of renewals and betterments are capitalized.

     Depreciation and amortization are computed using the straight-line method over the estimated lives of the related assets - five years for furniture and fixtures, computer equipment and software development and three years for software. Leasehold improvements are amortized using the straight-line method over the lesser of the lease term or the estimated useful lives of the related assets.

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

Stock Based Compensation

      The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of the grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and, accordingly, recognizes no compensation expense for the stock option grants.

Risks and Uncertainties

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company believes the credit risk associated with accounts receivable is minimal due to the number of customers and their dispersion over different industries and geographical locations.

Earnings per Common Share

     Basic earnings per share ("EPS") is calculated by dividing net earnings available to common shares by weighted average common shares outstanding. Diluted EPS is calculated similarly, except that it includes the dilutive effect of the assumed exercise of stock options.

Fair Value of Financial Instruments

     Accounts receivable, accounts payable, accrued expenses and other current assets and liabilities are carried at amounts which reasonably approximate their fair values because of the relatively short maturity of those instruments. The estimated fair value of the Company's variable rate note payable approximates its carrying value of $60,000. It is not practical to estimate the fair value of the Company's Long-term Note Payable-Affiliate due to its unique nature.

Recent Pronouncements

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. On June 26, 2000, the Commission deferred the effective date of SAB 101 to require adoption of SAB 101 by the fourth quarter of the first fiscal year beginning after December 15, 1999. Any required adoption will be accounted for as a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes", by cumulative catch-up adjustment in fiscal year 2001. COMTEX does not expect the adoption of SAB 101 to have a material impact on the Company's financial statements.

Reclassifications

     Certain fiscal year 1999 and 1998 amounts have been reclassified to conform to the fiscal year 2000 presentation.

3.  RELATED PARTY TRANSACTIONS


Note Payable to AMASYS

     In June 1999, the Company executed an amended Note to AMASYS to incorporate outstanding interest of approximately $254,000 into the principal amount of the note payable to AMASYS due July 1, 2002. The note bears interest at a rate of 10% on the principal balance of $986,954 at June 30, 2000, which was unchanged from the balance at June 30, 1999. The note is collateralized by a continuing interest in all receivables, all products of such receivables and the proceeds thereof, all purchase orders, and all patents and technology now or hereafter held or received by the Company.

     Approximately $105,000, $28,000 and $6,000 in interest was paid to AMASYS during the fiscal years ended June 30, 2000, 1999 and 1998, respectively.

4. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at June 30:


                                        2000           1999
                                    -------------     -------------
Computer Equipment                  $ 1,361,937    $   908,746
Furniture and Fixtures                  178,679         78,038
Software and Software Development     1,291,898        624,480
Leasehold Improvements                   38,722         34,472
Other Equipment                           6,000          6,000
                                    -------------     -------------
                                      2,877,236      1,651,736
Less Accum. Depreciation & Amort.    (1,055,434)      (814,748)
                                    -------------     -------------
Net                                 $ 1,821,802    $   836,988
                                    =============     =============


Depreciation and amortization expense for the fiscal years ended
June 30, 2000, 1999 and 1998 was $242,000, $105,000 and $104,000,
respectively.


5.  NOTES PAYABLE

     Notes payable consisted of the following at June 30:


                                              2000             1999
                                           ----------       ----------
Note Payable to Century National Bank      $  60,000        $ 100,000

Less Current Portion                          60,000           40,000
                                           ----------       ----------
Total Long-Term Notes Payable              $     -          $  60,000
                                           ==========       ==========


Approximately $7,000, $18,000 and $11,000 in interest was paid to Century National Bank during the fiscal years ended June 30, 2000, 1999 and 1998, respectively.

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


6.  NET INCOME PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:




                                                      Fiscal Year ended June 30,
                                                2000            1999             1998
                                             -----------    ------------     ------------
Numerator:
 Net Income                                  $ 1,241,497     $   456,021      $   64,364
                                             ===========    ============     ============
Denominator:
 Denominator for basic earnings
 per share - weighted
 average shares                                9,051,214        7,984,389       7,859,021

Effect of dilutive securities:
 Stock Options                                 3,617,831        3,359,415       2,311,917
                                             -----------    ------------     ------------
 Denominator for diluted earnings per share
                                              12,669,045       11,343,804      10,170,938
                                             ===========    ============     ============

Basic Earnings Per Share                      $      .14       $      .06      $      .01

Diluted Earnings Per Share                    $      .10       $      .04      $      .01

7. INCOME TAXES

     Income taxes included in the Statements of Operations consist principally of state income taxes and local franchise taxes. The tax provision for continuing operations differs from the amounts computed using the statutory federal income tax rate as follows:

                                           2000      1999     1998
                                         -------   -------  -------
Provision at statutory federal income
 tax rate                                    34%       34%      34%
Provision  - state income tax                 4         4        4
Change in valuation allowance               (38)      (38)     (38)
                                         -------   -------   -------
 Effective income tax rate                   0%        0%        0%
                                         =======   =======   =======

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Gross deferred tax assets at June 30, 2000 and 1999, consist primarily of temporary differences from net operating loss and business tax credit carryforwards of approximately $1,200,000 and $1,500,000, respectively, and are fully reserved. The Company has net operating loss (NOL) and business tax credit carryforwards available to offset future taxable income of approximately $2,300,000 as of June 30, 2000. The net change in valuation allowance during 2000 was a decrease of approximately $442,000. These NOL and ITC carryforwards expire beginning in the year 2002.


8.  STOCK OPTION PLAN

     The Company's 1995 Stock Option Plan (the "1995 Plan") provides for both incentive stock options within the meaning of
Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options to purchase shares by key employees, consultants and directors of the Company. The Company has 3,400,000 shares reserved for issuance under the 1995 Plan. The exercise price of an incentive stock option is required to be at least equal to 100% of the fair market value of the Company's common stock on the date of grant (110% of the fair market value in the case of options granted to employees who are 10% shareholders). The exercise price of a non-qualified stock option is required to be not less than the par value, nor greater than the fair market value, of a share of the Company's common stock on the date of the grant. The term of an incentive or non-qualified stock option may not exceed ten years (five years in the case of an incentive stock option granted to a 10% stockholder).

     Information with respect to stock options under the 1995 Plan is as follows:

                         2000                     1999                     1998
       ----------------------------------------------------------------------------------
                               Weighted                 Weighted                 Weighted
                                Average                  Average                  Average
                               Exercise                 Exercise                 Exercise
                     Shares       Price       Shares       Price       Shares       Price
       ----------------------------------------------------------------------------------
Outstanding at
beginning of
year            1,767,583       $   .25  1,554,412        $  .14 1,169,733       $    .11
Granted           548,500          2.17    398,000           .62   449,675            .22
Exercised       ( 514,147)          .15  ( 154,492)          .13    (2,001)           .14
Expired/
Forfeited        (168,131)         1.02    (30,337)          .26   (62,995)           .15
                ---------                ----------              ----------
Outstanding at
end of year     1,633,805           .84  1,767,583           .25  1,554,412           .14
                =========                =========               ==========
Options
exercisable at
year-end        1,119,353           .30  1,417,718           .18 1,191,705            .12

Weighted
average fair
value of
options
granted                         $  1.80                 $    .62                 $    .23


     The weighted average remaining contractual life of options outstanding at June 30, 2000 was 4.61 years. The range of exercise prices of options outstanding at June 30, 2000 was $ 0.10 to $4.88.

     During fiscal year 1997, the Company adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost for the Company's stock option plan been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under SFAS No. 123, the Company's net income in fiscal years 2000, 1999 and 1998 would have been approximately $1,052,000, $328,000 and $43,000, or $ .12, $ .04 and
$.01 per share, respectively.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model. The following weighted-average assumptions were used for grants: dividend yield of 0%; expected volatility of 1.56; expected life of the option term of 5 years and risk-free interest rate of 6.14% to 6.22%.

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


10. SUPPLEMENTARY INFORMATION

Income Statement

     The following income statement items were charged to costs and expenses:

                                                Fiscal Year Ended June 30,
                                           2000           1999           1998
                                        ------------   ----------     -----------
Amortization of Intangible Assets         $      806   $      439       $     753

Maintenance and Repairs                       96,685       48,355          67,634

Advertising and Promotion Costs              241,437       74,033          32,025

Royalties                                  3,205,744    2,014,141       1,501,666


Allowance for Doubtful Accounts

     The following table summarizes activity in the allowance for doubtful accounts:

                                      Fiscal Year Ended June 30,
                               --------------------------------------
                                  2000          1999           1998
                               ---------     ---------      ---------
    Beginning Balance           $350,868      $ 66,916       $ 77,139
     Additions                   225,500       349,045         28,590
    Write-Offs                  (262,037)      (65,093)       (38,813)
                               ---------     ---------      ---------

    Balance at End of Year     $314,331       $350,868       $ 66,916
                               =========     =========      =========

11. COMMITMENTS AND CONTINGENCIES

     The Company leases office space under noncancelable operating leases that expire beginning August 31, 2002. The leases require fixed escalations and payment of property taxes, insurance and maintenance costs.

     The future minimum rental commitments under operating leases are as follows:

        Fiscal year        Minimum Rental
      ending June 30,       Commitments
      ---------------      ---------------
            2001                   544,851
            2002                   561,197
            2003                   234,306
            2004                    28,492
            2005                         -
                           ---------------
                             $   1,368,846
                           ===============

     Rent expense under all operating leases totaled approximately $278,000, $192,000 and $162,000 for the fiscal years ended June 30, 2000, 1999 and 1998, respectively.

     The Company has been named a defendant in Pearson, et al v. Internet Wire, Incorporated, et al, which was filed on August 30, 2000 in the United States District Court for the Northern District of Alabama (CA No. CV-00-B-2371-NE). The plaintiff is seeking actual damages of $120,000 in addition to punitive damages relating to his sale of Emulex Corporation stock in response to an allegedly false news release issued or disseminated by or on behalf of various defendants, including the Company. The complaint alleges that the defendants' conduct constituted negligence, gross negligence, misrepresentation and/or fraud, and claims that the defendants failed to take reasonably necessary precautions to prevent the issuance of the press release. The plaintiff seeks to maintain the lawsuit as a class action. The Company has filed a motion to dismiss the complaint and believes the suit has no merit.


12. 401(K) PLAN

     The Company has a 401(k) plan available to all full-time employees who meet a minimum service requirement. Employee contributions are voluntary and are determined on an individual basis with a maximum annual amount equal to the maximum amount allowable under federal tax regulations. All participants are fully vested in their contributions. The 401(k) plan provides for discretionary Company contributions. The Company did not make any contributions during the fiscal years ended June 30, 2000, 1999 and 1998.