Form 10-Q
period 2000-09-30
COMTEX NEWS NETWORK INC
filed 2000-11-14
CIK 352988

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q
(Mark One)

   X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000 or

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period from __________ to ___________

                 Commission file number 0-10541

                    COMTEX NEWS NETWORK, INC.

     (Exact name of registrant as specified in its charter)

                    New York                      13-3055012
  (State or other jurisdiction of              (I.R.S. Employer
   incorporation or organization)               Identification No.)

                       4900 Seminary Road
                            Suite 600
                   Alexandria, Virginia  22311
            (Address of principal executive offices)

                         (703) 820-2000
        Registrant's Telephone number including area code

 ---------------------------------------------------------------
 Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                    Yes X     No ___

As of November 10, 2000, 9,980,737 shares of the Common Stock of the registrant were outstanding.

                           COMTEX NEWS NETWORK, INC.
                              TABLE OF CONTENTS



Part I Financial Information:                                      Page No.

     Item 1.  Financial Statements

               Balance Sheets                                            3
                as of September 30, 2000 (unaudited)
                and June 30, 2000

               Statements of Operations                                  4
                for the Three Months Ended
                September 30, 2000 and 1999 (unaudited)

               Statements of Cash Flows                                  5
                for the Three Months Ended
                September 30, 2000 and 1999 (unaudited)

               Notes to Financial Statements                             6


     Item 2.  Management's Discussion and Analysis                       8
                of Financial Condition and Results
                of Operations

Item 3.  Quantitative and Qualitative Disclosure about Market Risk      11

Part II Other Information:

     Item 1. Legal Proceedings                                          12
     Item 2. Changes in Securities and Use of Proceeds                  12
     Item 3. Defaults Upon Senior Securities                            12
     Item 4. Submission of Matters to a Vote of Security Holders        12
     Item 5. Other Information                                          12
     Item 6. Exhibits and Reports on Form 8-K                           12


SIGNATURES                                                              13

                                    COMTEX NEWS NETWORK, INC.
                                         BALANCE SHEETS
                                                                   September 30,           June 30,
                                                                       2000                  2000
                                                                   -------------         -------------
                                                                   (Unaudited)
ASSETS

  CURRENT ASSETS
    Cash and Cash Equivalents                                        $1,393,601            $1,655,222
    Accounts Receivable, Net of Allowance of
        approximately $404,000 and $314,000
        at September 30, 2000 and June 30, 2000, respectively         2,303,215             2,086,701
    Prepaid Expenses and Other Current Assets                           255,441               185,692
                                                                    -------------         -------------
              TOTAL CURRENT ASSETS                                    3,952,257             3,927,615

  PROPERTY AND EQUIPMENT, NET                                         2,404,584             1,829,060

  DEPOSITS AND OTHER ASSETS                                              91,549               219,978
                                                                    -------------         -------------
TOTAL ASSETS                                                         $6,448,390            $5,976,653
                                                                    =============         =============
LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
    Accounts Payable                                                 $  907,104            $  570,817
    Accrued Expenses                                                  1,694,442             1,980,958
    Notes Payable                                                         -                    60,000
                                                                    -------------         -------------
              TOTAL CURRENT LIABILITIES                               2,601,546             2,611,775

  LONG-TERM LIABILITIES:
    Long-Term Notes Payable - Affiliate                                 980,954               986,954
                                                                    -------------         -------------
              TOTAL LONG-TERM LIABILITIES                               980,954               986,954
                                                                    -------------         -------------
TOTAL LIABILITIES                                                     3,582,500             3,598,729

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

    Common Stock, $0.01 Par Value - Shares Authorized: 18,000,000;
         Shares issued and outstanding: 9,968,237 and 9,967,897,
         respectively                                                    99,682                99,679
    Additional Capital                                               11,403,998            11,403,826
    Accumulated Deficit                                              (8,637,790)           (9,125,581)
                                                                    -------------         -------------
TOTAL STOCKHOLDERS' EQUITY                                            2,865,890             2,377,924
                                                                    -------------         -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $6,448,390            $5,976,653
                                                                    =============         =============

                              The accompanying "Notes to Financial Statements"
                            are an integral part of these financial statements

                              COMTEX NEWS NETWORK, INC.
                              STATEMENTS OF OPERATIONS
                                    (UNAUDITED)
                                                                  Three months ended
                                                                     September 30,
                                                       ------------------------------------------
                                                           2000                       1999
                                                       ---------------            ---------------
Revenues                                               $     4,161,097            $    2,408,894

Cost of Revenues                                             1,160,221                   809,578
                                                       ---------------            ---------------
Gross Profit                                                 3,000,876                 1,599,316

Operating Expenses
Technical Operations & Support                                 759,945                   417,463
Product Development                                            140,305                   118,989
Sales and Marketing                                            628,577                   289,844
General and Administrative                                     851,680                   438,842
Depreciation and Amortization                                  133,432                    29,697
                                                       ---------------            ---------------
Total Operating Expenses                                     2,513,939                 1,294,835

Operating Income                                               486,937                   304,481

Other Income/(Expense)
Interest Expense                                               (26,362)                  (27,781)
Interest Income/Other                                           28,441                       609

     Other Income/(Expense), net                                 2,079                   (27,172)
                                                       ---------------             -------------
Income Before Income Taxes                                     489,016                   277,309

Income Taxes                                                     1,225                       444
                                                       ---------------             -------------
Net Income                                             $       487,791             $     276,865
                                                       ===============             =============

Basic Earnings Per Common Share                        $           .05             $         .03
                                                       ===============             =============
Weigted Average Number of Common Shares                      9,968,150                 8,125,102
                                                       ===============             =============
Diluted Earnings Per Common Share                      $           .04             $         .02
                                                       ===============             =============
Weighted Average Number of Shares Assuming Dilution         13,754,506                12,100,225
                                                       ===============             =============

                      The accompanying "Notes to Financial Statements"
                     are an integral part of these financial statements

                            COMTEX NEWS NETWORK, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                     Three Months Ended
                                                                        September 30,
                                                           -----------------------------------------
                                                                 2000                       1999
                                                           --------------             --------------
Cash Flows from Operating Activities:
Net Income                                                 $    487,791               $    276,865
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and Amortization Expense                           133,432                     29,697
Bad Debt Expense                                                104,350                     32,000
Changes in Assets and Liabilities:
Accounts Receivable                                            (320,864)                    20,552
Prepaid Expenses and Other Current Assets                       (69,749)                   (44,869)
Deposits and Other Long Term Assets                             128,430                        -
Accounts Payable                                                336,288                    101,853
Accrued Expenses                                               (286,516)                    57,093
                                                           --------------             --------------
Net Cash provided by Operating Activities                       513,162                    473,191

Cash Flows from Investing Activities:
Purchases of Property and Equipment                            (708,956)                  (254,027)
                                                           --------------             --------------
Net Cash used in Investing Activities                          (708,956)                  (254,027)

Cash Flows from Financing Activities:
Repayments on Notes Payable                                    (66,000)                    (40,000)
Exercise of Stock Options                                          173                         309
                                                           --------------             --------------
Net Cash used in Financing Activities                          (65,827)                    (39,691)
                                                           --------------             --------------
Net Increase/(Decrease) in Cash and Cash Equivalents          (261,621)                    179,473

Cash and Cash Equivalents at Beginning of Period             1,655,222                      95,283
                                                           --------------             --------------
Cash and Cash Equivalents at End of Period                 $ 1,393,601               $     274,756
                                                           ==============            ===============

                           The accompanying "Notes to Financial Statements"
                          are an integral part of these financial statements

                    COMTEX NEWS NETWORK, INC.
            NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                       September 30, 2000


1.   Basis of Presentation

     The accompanying interim financial statements of COMTEX News Network, Inc. (the "Company" or "COMTEX") are unaudited, but in the opinion of management reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet at June 30, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 ("2000 Form 10-K"), filed with the Securities and Exchange Commission on September 28, 2000.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No.101, Revenue Recognition in Financial Statements ("SAB 101"), which summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. On June 26, 2000, the Commission deferred the effective date of SAB 101 to require adoption by the fourth quarter of the first fiscal year beginning after December 15, 1999. Any required adoption will be accounted for as a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes, by cumulative catch-up adjustment in the current fiscal year. COMTEX does not expect the adoption of SAB 101 to have a material impact on the Company's financial statements.

In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133, which is effective for fiscal years beginning after June 15, 2000. COMTEX does not anticipate that the adoption of SFAS No. 133, as amended, will have a significant effect on its financial statements.

     Certain amounts for the three months ended September 30, 1999, have been reclassified to conform to the presentation of the three months ended September 30, 2000.

2.   Net Income per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                                    Three Months Ended
                                                       September 30,
                                                    2000            1999
                                                ------------   -----------
   Numerator:
   Net Income                                   $   487,791    $   276,865
                                                ============   ===========
   Denominator:
Denominator for basic earnings per share -
   weighted average shares                        9,968,150      8,125,102

   Effect of dilutive securities:
   Stock Options                                  3,786,356      3,975,123
                                                -----------     ----------

 Denominator for diluted earnings per share      13,754,506     12,100,225
                                                ===========     ==========


   Basic Earnings Per Share                     $       .05     $      .03

   Diluted Earnings Per Share                   $       .04     $      .02

3.   Income Taxes

The provision for income taxes is limited to the liability for alternative minimum tax as the majority of income for Federal and state tax purposes has been offset by net operating loss and investment tax credit carryforwards.


4.   Commitments and Contingencies

The Company has been named as a defendant in a lawsuit filed in the United States District Court for the Northern District of Alabama, Northeastern Division on August 25, 2000. The parties are Clyde Collins Pearson Individually and In His Capacity As Representative of the Class of Emulex Corporation Shareholders Similarly Situated v. Internet Wire, Inc.; Comtex News Network, Inc.; and Emulex Corporation. The suit relates to Plaintiff's sale of Emulex Corporation stock in response to a false news release disseminated by or on behalf of various defendants, including the Company. The complaint alleges that the defendants failed to take reasonably necessary precautions to prevent the distribution of the false press release attributed to Emulex.
The Plaintiff seeks to maintain the lawsuit as a class action. Plaintiff is seeking $120,000.00 in actual damages, and additional punitive damages. The Company has filed a motion to dismiss the complaint and believes the suit has no merit.

Item 2.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2000, to the three months ended September 30, 1999

     The Company earned operating income of approximately $487,000 during the three months ended September 30, 2000 compared to operating income of approximately $304,000 during the three months ended September 30, 1999. The Company earned net income of approximately $488,000 during the three months ended September 30, 2000, compared to net income of approximately $277,000 for the three months ended September 30, 1999. As discussed below, the improvement in operating income and net income is due primarily to an increase in gross revenues and an improvement of gross profit margins, offset partially by higher operating expenses. Also contributing to the improvement in net income was increased interest income earned on cash balances.

     The Company's revenues consist primarily of royalty revenues and fees from the licensing of content products to information distributors. During the three months ended September 30, 2000, the Company's total revenues were approximately $4,161,000, or approximately $1,752,000 (73%) greater than the total revenues for the three months ended September 30, 1999. Of the increase in revenues, approximately 90% reflects revenues from new customers obtained during the twelve months ended September 30, 2000, and approximately 10% reflects growth in revenues from existing customers.

     The Company's cost of revenue consists primarily of content license fees and royalties to information providers, as well as data communication costs for the delivery of the Company's products to customers. The cost of revenue for the three months ended September 30, 2000 was approximately $1,160,000, or approximately $351,000 (43%) greater than the cost of revenue for the three months ended September 30, 1999. The increase in cost is primarily due to an increase in royalties and fees for the distribution of content related to the increase in revenues for the period. The increase is offset partially by a decrease in data communications costs resulting from the continued implementation of a more cost-effective vehicle for the delivery of the Company's products to customers, as well as a favorably renegotiated contract with a data communications provider.

     The gross profit for the three months ended September 30, 2000 was approximately $3,001,000 or approximately $1,402,000 (88%) better than the gross profit for the same period in the
prior year.   The gross profit percentage improved for the three
months ended September 30, 2000 to approximately 72% from approximately 66% for the three months ended September 30, 1999 due to both a decrease in the royalty percentage paid for content and the decrease in data communications costs. The decrease in the royalty percentage paid for content was a result of the improvement in earned minimum royalties paid to certain information providers.

Total operating expenses for the three months ended September 30, 2000 were approximately $2,514,000, representing an approximately $1,219,000 (94%) increase in operating expenses over the three months ended September 30, 1999. The increase in operating expenses is generally due to investments in personnel, operations and infrastructure in all areas, as well as increases in sales commissions on increased revenues. In addition, the Company increased its marketing and public relations activities and expenditures to promote the Company and its products and
services.   The Company also recorded additional reserves for
doubtful accounts in the current three month period.

     Technical operations and support expenses during the three months ended September 30, 2000 increased approximately $342,000 (82%) over these expenses in the three months ended September 30, 1999. This increase was due primarily to increased personnel and computer leases, parts and software expenses, offset partially by decreased consulting expenses.

     Product development expenses increased by approximately $21,000 (18%) for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. This increase is the result of additional personnel in this department, as well as expenses relating to the development of new products and services. Product development activities include quality assurance, enhancements to the Company's products, and the development of proprietary news products.

     Sales and marketing expenses increased by approximately $339,000 (117%) for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. This increase was due primarily to increased compensation arising from the addition of sales and marketing personnel, additional commissions based on the increase in revenues during the period, increased travel and conference expenses related to business development and marketing and public relations expenses related to the promotion and branding of the Company and its products and services.

     General and administrative expenses for the three months ended September 30, 2000 were approximately $413,000 (94%) greater than these expenses during the three months ended September 30, 1999. This increase was due to additional personnel and related expenses, expanded office space and recruitment fees. The Company also recorded additional reserves for doubtful accounts related primarily to the significant increase in revenues and the number of new contracts executed.

Depreciation and amortization expense for the three months ended September 30, 2000 was approximately $104,000 (349%) higher than the expense during the same period in the prior year. The increase was due primarily to the deployment of new platforms for the Company's products and services and increased capital expenditures related to office expansion and increased headcount.

Other income increased approximately $29,000 (108%) due primarily to interest earned on the Company's cash balances.



FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     For the three months ended September 30, 2000, the Company's operations produced operating income of approximately $487,000 and net income of approximately $488,000. At September 30, 2000, the Company had working capital of approximately $1,351,000 as compared with working capital of approximately $1,316,000 at June 30, 2000. The Company also had net stockholders' equity of approximately $2,866,000 at September 30, 2000, as compared to net stockholders' equity at June 30, 2000, of approximately $2,378,000. The increase in working capital and stockholders' equity was due to the increase in, and retention of, net income.

For the three months ended September 30, 2000, the Company's operating activities generated approximately $513,000 in cash. The Company had cash of approximately $1,394,000 at September 30, 2000, compared to approximately $1,655,000 at June 30, 2000. To date, the Company's operations have generated cash flow sufficient to cover its monthly expenses.

The Company has reinvested a significant portion of its operating cash flows. This includes investments in administrative, sales, marketing and technical staff; expansion of the contractual base with information providers to improve the quality and flexibility of information products; and expansion of contracts with information distributor customers. All of these factors contribute to improving the Company's ability to sell and deliver quality products and services.

     In addition, the Company has made capital expenditures of approximately $709,000 in the three months ended September 30, 2000, primarily to upgrade its software and hardware platforms, thus expanding both its product capabilities and its ability to meet future client and content processing requirements. These expenditures also included purchases related to the expansion of office space and additional headcount.

The Company anticipates continued investment in operations and infrastructure including, but not limited to, investments in additional human resources and consulting services, product development, sales, marketing and branding and software and hardware. While the Company anticipates funding these investments with operating cash flows, it may undertake additional borrowings or raise additional capital through the issuance of equity as the need arises and to take advantage of market conditions.

EBITDA, as defined below, increased approximately 86% to $620,000 for the three months ended September 30, 2000 compared to $334,000 for the quarter ended September 30, 1999. The increase is due to the increase in revenues and the improvement in gross profit margin, offset partially by increased operating expenses, excluding depreciation and amortization.

EBITDA consists of earnings before interest expense, interest and other income, income taxes and depreciation and amortization. EBITDA does not represent funds available for management's discretionary use and is not intended to represent cash flow from operations. EBITDA should also not be construed as a substitute for operating income or a better measure of liquidity than cash flow from operating activities, which are determined in accordance with accounting principles generally accepted in the United States. This caption excludes components that are significant in understanding and assessing the Company's results of operations and cash flows. In addition, EBITDA is not a term defined by generally accepted accounting principles and, therefore, the Company's measure of EBITDA might not be comparable to similarly titled measures used by other companies.


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

Part II.  Other Information

     Item 1. Legal Proceedings

          The Company has been named as a defendant in a lawsuit filed in the United States District Court for the Northern District of Alabama, Northeastern Division on August 25, 2000. The parties are Clyde Collins Pearson Individually and In His Capacity As Representative of the Class of Emulex Corporation Shareholders Similarly Situated v. Internet Wire, Inc.; Comtex News Network, Inc.; and Emulex Corporation. The suit relates to Plaintiff's sale of Emulex Corporation stock in response to a false news release disseminated by or on behalf of various defendants, including the Company. The complaint alleges that the defendants failed to take reasonably necessary precautions to prevent the distribution of the false press release attributed to Emulex. The plaintiff seeks to maintain the lawsuit as a class action. Plaintiff is seeking $120,000.00 in actual damages, and additional punitive damages. The Company has filed a motion to dismiss the complaint and believes the suit has no merit.

          The Company is also involved in routine legal proceedings occurring in the ordinary course of business, which in the aggregate are believed by management to be immaterial to the financial condition of the Company.

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

                                   COMTEX NEWS NETWORK, INC.
                                           (Registrant)


     Dated:  November 14, 2000     By:  /S/   CHARLES W.TERRY
                                   Charles W. Terry
                                   President and Chief Executive Officer
                                   (Principal Executive Officer and
                                     Acting Principal Financial and
                                     Accounting Officer)