Form 10-Q
period 2000-12-31
COMTEX NEWS NETWORK INC
filed 2001-02-14
CIK 352988

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q
(Mark One)

   X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2000 or

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to ___________

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

                         (703) 820-2000
       Registrant's Telephone number, including area code

                         Not Applicable
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                    Yes X     No ___

As of February 12, 2001, 10,072,037 shares of the Common Stock of the registrant, par value $0.01 per share, were outstanding.

                    COMTEX NEWS NETWORK, INC.
                        TABLE OF CONTENTS



Part I Financial Information:                                         Page No.

     Item 1.  Financial Statements

               Balance Sheets                                            3
                as of December 31, 2000 (unaudited)
                and June 30, 2000

               Statements of Operations                                  4
                for the Three and Six Months Ended
                December 31, 2000 and 1999 (unaudited)

               Statements of Cash Flows                                  5
                for the Six Months Ended
                December 31, 2000 and 1999 (unaudited)

               Notes to Financial Statements                             6


     Item 2.  Management's Discussion and Analysis                       8
                of Financial Condition and Results
                of Operations

     Item 3.  Quantitative and Qualitative Disclosure
                about Market Risk                                        13

Part II Other Information:

     Item 1.  Legal Proceedings                                          14
     Item 2.  Changes in Securities and Use of Proceeds                  14
     Item 3.  Defaults Upon Senior Securities                            14
     Item 4.  Submission of Matters to a Vote of Security Holders        14
     Item 5.  Other Information                                          14
     Item 6.  Exhibits and Reports on Form 8-K                           14


SIGNATURES                                                               15

                                    COMTEX NEWS NETWORK, INC.
                                         BALANCE SHEETS

                                                                     December 31,       June 30,
                                                                         2000             2000
                                                                  ---------------      --------------
                                                                     (Unaudited)
ASSETS

  CURRENT ASSETS
      Cash and Cash Equivalents                                     $      755,107     $    1,655,222
      Accounts Receivable, Net of Allowance of
        approximately $469,000 and $314,000
        at December 31, 2000 and June 30, 2000, respectively             2,557,412          2,086,701
      Prepaid Expenses and Other Current Assets                            351,446            185,692
                                                                   ---------------    ----------------
           TOTAL CURRENT ASSETS                                          3,663,965          3,927,615

  PROPERTY AND EQUIPMENT, NET                                            3,045,243          1,829,060

  DEPOSITS AND OTHER ASSETS                                                373,726            219,978
                                                                    --------------     ---------------
TOTAL ASSETS                                                        $    7,082,934     $    5,976,653
                                                                    ==============     ===============
LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
      Accounts Payable                                              $     1,012,639    $      570,817
      Accrued Expenses                                                    2,071,586         1,980,958
      Notes Payable                                                           -                60,000
                                                                    ---------------    ---------------
           TOTAL CURRENT LIABILITIES                                      3,084,225         2,611,775

  LONG-TERM LIABILITIES:
      Long-Term Notes Payable - Affiliate                                   971,954           986,954
                                                                    ---------------     --------------
TOTAL LIABILITIES                                                         4,056,179         3,598,729

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

      Common Stock, $0.01 Par Value - Shares Authorized:
        18,000,000; Shares issued and outstanding: 10,038,697
        and 9,967,897, respectively                                         100,387             99,679
      Additional Capital                                                 11,451,770         11,403,826
      Accumulated Deficit                                                (8,525,402)        (9,125,581)
                                                                     --------------     ---------------
TOTAL STOCKHOLDERS' EQUITY                                                3,026,755          2,377,924
                                                                     --------------     ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $    7,082,934     $    5,976,653
                                                                     ==============     ===============

The accompanying "Notes to Financial Statements" are an integral part of these financial statements.

                                  COMTEX NEWS NETWORK, INC.
   STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                         (UNAUDITED)

                                                 Three months ended           Six months ended
                                                   December 31,                December 31,
                                             -------------------------   ----------------------------
                                                2000           1999         2000             1999
                                             -----------    ----------   ------------     ------------
Revenues                                     $4,324,648    $2,900,551     $8,485,745      $5,309,445

Cost of Revenues                              1,155,932       932,668      2,316,152       1,742,246
                                            -----------    ----------   ------------     ------------
  Gross Profit                                3,168,716     1,967,883      6,169,593       3,567,199

Operating Expenses
 Technical Operations & Support                 922,554       518,472      1,682,499         935,935
 Product Development                            126,797       110,890        267,102         229,880
 Sales and Marketing                            765,515       431,870      1,394,092         721,714
 General and Administrative                   1,058,139       585,863      1,909,819       1,024,705
 Depreciation and Amortization                  180,886        34,823        314,318          64,521
                                            -----------    ----------   ------------     ------------
  Total Operating Expenses                    3,053,891     1,681,918      5,567,830       2,976,755

  Operating Income                              114,825       285,965        601,763         590,444

Other Income/(Expense)
 Interest Expense                               (24,374)      (25,671)       (50,736)        (53,452)
 Interest Income/Other                           21,937         5,296         50,377           5,905
                                             -----------    ----------    -----------     -----------
     Other Income/(Expense), net                 (2,437)      (20,375)          (359)        (47,547)
                                             -----------    ----------    -----------     -----------
Income Before Income Taxes                      112,388       265,590        601,404         542,897

Income Taxes                                      -              -             1,225             444
                                             -----------    ----------    -----------     -----------
Net Income                                    $ 112,388       265,590        600,179         542,453
                                             ===========    ==========   ============     ===========


Basic Earnings Per Common Share               $     .01   $      .03       $     .06       $     .07
                                             ===========  ===========    ============     ===========
Weighted Average Number of Common Shares      9,982,881    8,457,025       9,975,516       8,291,063
                                             ===========  ===========    ============     ===========
Diluted Earnings Per Common Share             $     .01   $      .02      $      .04       $     .04
                                             ===========  ===========    ============     ===========
Weighted Average Number of Shares
 Assuming Dilution                           13,506,070   12,329,142      13,693,579      12,214,684
                                             ===========  ===========    ============     ===========

The accompanying "Notes to Financial Statements" are an integral part of these financial statements.

                              COMTEX NEWS NETWORK, INC.
                               STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)

                                                                   Six Months Ended
                                                                     December 31,
                                                          ----------------------------------
                                                                 2000               1999
                                                          --------------      --------------
Cash Flows from Operating Activities:
 Net Income                                                 $    600,179       $  542,453
 Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and Amortization Expense                          314,318           64,521
  Bad Debt Expense                                               284,350           90,000
  Changes in Assets and Liabilities:
   Accounts Receivable                                          (755,061)        (375,393)
   Prepaid Expenses and Other Current Assets                    (165,754)         (37,828)
   Deposits and Other Long Term Assets                          (153,748)            -
   Accounts Payable                                              441,822           34,966
   Accrued Expenses                                               90,628          382,700
   Amounts due to Related Parties                                   -              (2,982)
                                                           --------------      --------------
  Net Cash provided by Operating Activities                      656,734          698,437

Cash Flows from Investing Activities:
 Purchases of Property and Equipment                         (1,530,501)         (575,802)
                                                          --------------      --------------
  Net Cash used in Investing Activities                      (1,530,501)         (575,802)

Cash Flows from Financing Activities:
 Repayments on Notes Payable                                    (75,000)          (40,000)
 Issuance of Stock - Private Placement                            -             1,262,739
 Issuance of Stock under Employee Stock Purchase Plan            43,478            12,851
 Exercise of Stock Options                                        5,174             5,539
                                                          --------------      --------------
  Net Cash provided by/(used in) Financing Activities           (26,348)        1,241,129
                                                          --------------      --------------
Net Increase/(Decrease) in Cash and Cash Equivalents           (900,115)        1,363,764

Cash and Cash Equivalents at Beginning of Period              1,655,222            95,283
                                                          --------------      --------------
Cash and Cash Equivalents at End of Period                 $    755,107       $ 1,459,047
                                                          ==============      ==============

The accompanying "Notes to Financial Statements" are an integral part of these financial statements.

                    COMTEX NEWS NETWORK, INC.
            NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                        December 31, 2000


1.   Basis of Presentation

The accompanying interim financial statements of COMTEX News Network, Inc. (the "Company" or "COMTEX") are unaudited, but in the opinion of management reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet at June 30, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 ("2000 Form 10-K"), filed with the Securities and Exchange Commission on September 28, 2000.

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

In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133, which is effective for fiscal years beginning after June 15, 2000. COMTEX does not anticipate that the adoption of SFAS No. 138 will have a significant effect on its financial statements.

Certain amounts for the three and six months ended December
31, 1999, have been reclassified to conform to the presentation of the three and six months ended December 31, 2000.

2.   Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                 Three Months Ended              Six Months Ended
                                    December 31,                   December 31,
                                2000           1999            2000           1999
                              ----------    -----------    -----------     -----------
Numerator:
Net Income                    $  112,388    $   265,590    $   600,179     $   542,453
                              ==========    ===========    ===========     ===========
Denominator:
Denominator for basic
earnings per share -
weighted average shares        9,982,881      8,457,025      9,975,516       8,291,063

Effect of dilutive
securities:
Stock Options                  3,523,189      3,872,117      3,718,063       3,923,621
                              ----------    -----------    -----------     -----------
 Denominator for diluted
  earnings per share          13,506,070     12,329,142     13,693,579     12,214,684
                              ==========    ===========    ===========     ===========


Basic Earnings Per Share      $      .01     $      .03      $      .06     $      .07

Diluted Earnings Per Share    $      .01     $      .02      $      .04     $      .04

3.   Income Taxes

The provision for income taxes is limited to the liability for alternative minimum tax, as the majority of income for Federal and state tax purposes has been offset by net operating loss and investment tax credit carryforwards.


4.   Commitments and Contingencies

The Company has been named as a defendant in a lawsuit filed in the United States District Court for the Northern District of Alabama, Northeastern Division on August 25, 2000. The suit is captioned Clyde Collins Pearson (the "Plaintiff") Individually and In His Capacity As Representative of the Class of Emulex Corporation Shareholders Similarly Situated v. Internet Wire, Inc.; Comtex News Network, Inc.; and Emulex Corporation. The suit relates to Plaintiff's sale of Emulex Corporation stock in response to a false news release disseminated by or on behalf of various defendants, including the Company. The complaint alleges that the defendants failed to take reasonably necessary precautions to prevent the distribution of the false press release attributed to Emulex. The Plaintiff seeks to maintain the lawsuit as a class action. Plaintiff is seeking $120,000.00 in actual damages, and additional punitive damages. The Company has filed a motion to dismiss the complaint and counsel for the Company believes the suit has no merit.

Item 2.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Comparison of the three months ended December 31, 2000, to the three months ended December 31, 1999

The Company earned operating income of approximately
$115,000 during the three months ended December 31, 2000, compared to operating income of approximately $286,000 during the three months ended December 31, 1999. The Company earned net income of approximately $112,000 during the three months ended December 31, 2000, compared to net income of approximately $266,000 for the three months ended December 31, 1999. As discussed below, the decline in operating income and net income is due to an increase in operating expenses, partially offset by an increase in gross revenues and an improvement of gross profit margins. The decrease in net income was also partially offset by increased interest income earned on cash balances.

The Company's revenues consist primarily of royalty revenues and fees from the licensing of content products to information distributors. During the three months ended December 31, 2000, the Company's total revenues were approximately $4,325,000, or approximately $1,424,000 (49%) greater than the total revenues for the three months ended December 31, 1999. Of the increase in revenues, approximately 110% reflects revenues from new customers obtained during the twelve months ended December 31, 2000. This increase was partially offset by a decrease in the revenues from existing customers as a result of customer cancellations based on failed businesses or lack of funding.

The Company's cost of revenues consists primarily of content license fees and royalties to information providers, as well as data communication costs for the delivery of the Company's products to customers. The cost of revenues for the three months ended December 31, 2000 was approximately $1,156,000, or approximately $223,000 (24%) greater than the cost of revenues for the three months ended December 31, 1999. The increase in cost is primarily due to an increase in royalties and fees for the distribution of content related to the increase in revenues for the period. The increase is offset partially by a decrease in data communications costs resulting from the continued implementation of a more cost-effective vehicle for the delivery of the Company's products to customers, as well as a favorably renegotiated contract with a data communications provider.

The gross profit for the three months ended December 31,
2000 was approximately $3,169,000 or approximately $1,201,000 (61%) better than the gross profit for the same period in the
prior year.   The gross profit percentage improved for the three
months ended December 31, 2000 to approximately 73% from approximately 68% for the three months ended December 31, 1999 due to both an improvement in earned minimum royalties paid to certain information providers and the decrease in data communications costs discussed above.

Total operating expenses for the three months ended December 31, 2000 were approximately $3,054,000, representing an approximately $1,372,000 (82%) increase in operating expenses over the three months ended December 31, 1999. The increase in operating expenses is generally due to investments in personnel, operations and infrastructure in all areas and, specifically, increased marketing and public relations expenditures. The Company also recorded additional reserves for doubtful accounts in the current three-month period.

Technical operations and support expenses during the three months ended December 31, 2000 increased approximately $404,000 (78%) over these expenses in the three months ended December 31, 1999. This increase was due primarily to increased personnel and computer leases, parts and software expenses, offset partially by decreased consulting expenses.

Product development expenses increased by approximately
$16,000 (14%) for the three months ended December 31, 2000 compared to the three months ended December 31, 1999. This increase is the result of additional personnel in this department. Product development activities include quality assurance, enhancements to the Company's products and the development of proprietary news products.

Sales and marketing expenses increased by approximately
$334,000 (77%) for the three months ended December 31, 2000 compared to the three months ended December 31, 1999. This increase was due primarily to increased compensation arising from the addition of sales and marketing personnel, increased travel expenses related to business development and marketing and public relations expenses related to the promotion and branding of the Company and its products and services.

General and administrative expenses for the three months ended December 31, 2000 were approximately $472,000 (81%) greater than these expenses during the three months ended December 31, 1999. This increase was due to additional personnel and related expenses, expanded office space, investor relations consulting expenses and increased legal fees. The Company also recorded additional reserves for doubtful accounts related primarily to the number of customer cancellations due to their lack of funding or failed business.

Depreciation and amortization expense for the three months ended December 31, 2000 was approximately $146,000 (419%) higher than the expense during the same period in the prior year. The increase was due to the deployment of an upgraded production software and hardware platform and increased capital expenditures related to increasing capacity and redundancy of the production systems.

Other income increased approximately $18,000 (88%) due to interest earned on the Company's cash balances.


Comparison of the six months ended December 31, 2000, to the six months ended December 31, 1999

The Company earned operating income of approximately
$602,000 during the six months ended December 31, 2000, compared to operating income of $590,000 during the six months ended December 31, 1999. The Company earned net income of approximately $600,000 during the six months ended December 31, 2000, compared to net income of approximately $542,000 for the six months ended December 31, 1999. The increase in operating income is due to increased revenues, partially offset by increased operating expenses. The improvement in net income includes increased interest income earned on the Company's cash balances.

The Company's revenues consist primarily of royalty revenues and fees from the licensing of content products to information distributors. During the six months ended December 31, 2000, the Company's total revenues were approximately $8,486,000, or approximately $3,176,000 (60%) greater than the total revenues for the six months ended December 31, 1999. Of the increase in revenues, approximately 85% reflects revenues from new customers obtained during the twelve months ended December 31, 2000, with the remaining 15% reflecting growth in revenues from the existing customer base, net of the loss in existing customers due to failed businesses or lack of funding.

The Company's cost of revenues consists primarily of content license fees and royalties to the Company's information providers, as well as data communication costs for the delivery of the Company's products to customers. The cost of revenues for the six months ended December 31, 2000 was approximately $2,316,000, or $574,000 (33%) greater than these costs for the six months ended December 31, 1999. The increase in cost is primarily due to an increase in royalties and fees related to the increase in revenues for the period. The increase is offset partially by a decrease in data communications costs resulting from the continued implementation of a more cost-effective vehicle for the delivery of the Company's products to customers, as well as a favorably renegotiated contract with a data communications provider.

The gross profit for the six months ended December 31, 2000 was approximately $6,170,000, or a $2,602,000 (73%) improvement in gross profit over the same period in the prior year. The gross profit percentage improved for the six months ended December 31, 2000 to approximately 73% from approximately 67% for the six months ended December 31, 1999, due to both an improvement in earned minimum royalties paid to certain information providers and the decrease in data communications costs discussed above.

Total operating expenses for the six months ended December
31, 2000 were approximately $5,568,000, representing an approximate $2,591,000 (87%) increase in operating expenses from the six months ended December 31, 1999. The increase in operating expenses is generally due to investments in personnel, operations and infrastructure in all areas and, specifically, increased marketing and public relations activities and expenditures. The Company also recorded additional reserves for doubtful accounts during the six months ended December 31, 2000.

Technical operations and support expenses during the six months ended December 31, 2000 increased approximately $747,000 (80%) over these expenses in the six months ended December 31, 1999. This increase was due primarily to increased personnel and computer leases, parts and software expenses, offset partially by decreased consulting expenses.

Product development expenses increased by approximately
$37,000 (16%) for the six months ended December 31, 2000 compared to the six months ended December 31, 1999. This increase is the result of additional personnel in this department. Product development activities include quality assurance, enhancements to the Company's products and the development of proprietary news products.

Sales and marketing expenses increased by approximately
$672,000 or approximately 93% for the six months ended December 31, 2000 compared to the six months ended December 31, 1999.
This increase was due to increased compensation arising from the addition of sales and marketing personnel, additional commissions based on the increase in revenues during the period, as well as increased marketing and public relations expenses related to the promotion and branding of the Company's products and services.

General and administrative expenses for the six months ended December 31, 2000 were approximately $885,000 (86%) greater than these expenses during the six months ended December 31, 1999.
This increase was due to additional headcount and related expenses, expanded office space, legal fees, recruitment expenses and investor relations consulting, as well as increased bad debt expense due to an increase in the number of customer cancellations related to their lack of funding or failed business.

Depreciation and amortization expense for the six months ended December 31, 2000 was approximately $250,000 (387%) higher than this expense during these six months in the prior year. The increase was due primarily to the deployment of upgraded production software and hardware, as well as increased capital expenditures related to increasing capacity and redundancy in the production systems.

Other income increased approximately $47,000 (99%) due primarily to interest earned on the Company's cash balances.



FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

For the six months ended December 31, 2000, the Company's operations produced operating income of approximately $602,000 and net income of approximately $600,000. At December 31, 2000, the Company had working capital of approximately $580,000 as compared with working capital of approximately $1,316,000 at June 30, 2000. The Company also had net stockholders' equity of approximately $3,027,000 at December 31, 2000, as compared to net stockholders' equity at June 30, 2000, of approximately $2,378,000. The decrease in working capital is primarily the result of increased capital expenditures to increase the capacity and redundancy of the Company's data production systems. The increase in stockholders' equity is due to the increase in, and retention of, net income, as well as the issuance of common stock under the Employee Stock Purchase Plan.

For the six months ended December 31, 2000, the Company's operating activities generated approximately $657,000 in cash. The Company had cash of approximately $755,000 at December 31, 2000, compared to approximately $1,655,000 at June 30, 2000. The decrease in cash is the result of increased capital expenditures as discussed above. To date, the Company's operations have generated cash flow sufficient to cover its monthly expenses.

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

In addition, the Company has made capital expenditures of approximately $1,531,000 in the six months ended December 31, 2000, primarily to upgrade and improve the redundancy of its software and hardware platforms, thus expanding its product capabilities, reliability and its ability to meet future client and content processing requirements. These expenditures also included purchases related to the expansion of office space and additional headcount.

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

EBITDA, as defined below, increased approximately 40% to $916,000 for the six months ended December 31, 2000 compared to $655,000 for the six months ended December 31, 1999. The increase is due to the increase in revenues and the improvement in gross profit margin, offset partially by increased operating expenses, excluding depreciation and amortization.

EBITDA consists of earnings before interest expense, interest and other income, income taxes and depreciation and amortization. EBITDA does not represent funds available for management's discretionary use and is not intended to represent cash flow from operations. EBITDA should also not be construed as a substitute for operating income or as a better measure of liquidity than cash flow from operating activities, which are determined in accordance with accounting principles generally accepted in the United States. This measurement excludes components that are significant to understanding and assessing the Company's results of operations and cash flows. In addition, EBITDA is not a term defined by generally accepted accounting principles and, therefore, the Company's measure of EBITDA might not be comparable to similarly titled measures used by other companies.


CAUTIONARY STATEMENTS CONCERNING FORWARD-LOOKING STATEMENTS

Except for the historical information contained herein, the matters discussed in this Form 10-Q include forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934. These forward-looking statements may be identified by reference to a future period or by use of forward-looking terminology such as "anticipate", "expect", "could", "may" or other words of a similar nature. Forward-looking statements, which the Company believes to be reasonable and are made in good faith, are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

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

Part II.  Other Information


     Item 1. Legal Proceedings

          The Company has been named as a defendant in a lawsuit filed in the United States District Court for the Northern District of Alabama, Northeastern Division on August 25, 2000. The suit is captioned Clyde Collins Pearson Individually and In His Capacity As Representative of the Class of Emulex Corporation Shareholders Similarly Situated
     v. Internet Wire, Inc.; Comtex News Network, Inc.; and Emulex Corporation. The suit relates to Plaintiff's sale of Emulex Corporation stock in response to a false news release disseminated by or on behalf of various defendants, including the Company. The complaint alleges that the defendants failed to take reasonably necessary precautions to prevent the distribution of the false press release attributed to Emulex. The plaintiff seeks to maintain the lawsuit as a class action. Plaintiff is seeking $120,000.00 in actual damages, and additional punitive damages. The Company has filed a motion to dismiss the complaint and counsel for the Company believes the suit has no merit.

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

          None.


     Item 3.  Defaults Upon Senior Securities

          None.


     Item 4.  Submission of Matters to a Vote of Security Holders

          a) The Company's Annual Meeting of Stockholders was held December 7, 2000

          b) At the Annual Meeting, the Company's stockholders reelected the Company's six directors, approved an amendment to the COMTEX News Network, Inc. 1995 Stock Option Plan to increase the number of shares reserved for issuance thereunder, and ratified the appointment of Ernst & Young LLP as the Company's independent accountants.

The following votes were cast at the Annual Meeting with respect to each of the matters above:

 Election of Directors:

                                               Abstentions
                                   Votes       and Broker
   Director           Votes For    Withheld    Non-Votes
   ---------------   ----------    --------    ------------
   C.W. Gilluly       9,018,349     18,668           -
   Charles W. Terry   9,019,009     18,008           -
   Erik Hendricks     9,019,009     18,008           -
   Robert A. Nigro    9,019,009     18,008           -
   John D. Sanders    9,018,349     18,668           -
   John S. Brunette   9,019,009     18,008           -


Amendment to 1995 Stock Option Plan:

                                         Abstentions and
     Votes For     Votes Against         Broker Non-Votes
     ---------     -------------         ----------------
     6,878,126         251,020                 6,327


Ratification of Appointment of Accountants:

                                         Abstentions and
     Votes For    Votes Against          Broker Non-Votes
     ---------    -------------          -----------------
     9,011,591       22,612                    2,814

     Item 5.  Other Information

               None.


     Item 6.  Exhibits and Reports on Form 8-K

               None.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              COMTEX NEWS NETWORK, INC.
                                   (Registrant)


     Dated:  February 14, 2001     By:  /S/CHARLES W. TERRY
                                   -----------------------------
                                   Charles W. Terry
                                   President and Chief Executive
                                   Officer
                                   (Principal Executive Officer)

                                   By:  /S/ROBIN Y. DEAL
                                   -----------------------------
                                   Vice President,
                                   Finance & Accounting
                                    (Principal Financial and
                                     Accounting
                                     Officer)