Form 10-Q
period 2001-03-31
COMTEX NEWS NETWORK INC
filed 2001-05-15
CIK 352988

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q
(Mark One)

   X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001 or

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

                    Yes X     No ___

As of May 11, 2001, 10,073,037 shares of the Common Stock of the registrant, par value $0.01 per share, were outstanding.

                    COMTEX NEWS NETWORK, INC.
                        TABLE OF CONTENTS



Part I   Financial Information:                                       Page
No.

     Item 1.  Financial Statements

               Balance Sheets                                           3
                as of March 31, 2001 (unaudited)
                and June 30, 2000

               Statements of Operations                                 4
                for the Three and Nine Months Ended
                March 31, 2001 and 2000 (unaudited)

               Statements of Cash Flows                                 5
                for the Nine Months Ended
                March 31, 2001 and 2000 (unaudited)

               Notes to Financial Statements                            6


     Item 2.  Management's Discussion and Analysis                      8
                of Financial Condition and Results
                of Operations

Item 3.  Quantitative and Qualitative Disclosure about Market Risk      13

Part II Other Information:

     Item 1.  Legal Proceedings                                         14
     Item 2.  Changes in Securities and Use of Proceeds                 14
     Item 3.  Defaults Upon Senior Securities                           14
     Item 4.  Submission of Matters to a Vote of Security Holders       14
     Item 5.  Other Information                                         14
     Item 6.  Exhibits and Reports on Form 8-K                          14


SIGNATURES                                                              15

                                          COMTEX NEWS NETWORK, INC.
                                               BALANCE SHEETS

                                                                    March 31,                 June 30,
                                                                      2001                      2000
                                                                  -------------            -------------
                                                                   (Unaudited)
ASSETS
  CURRENT ASSETS
    Cash and Cash Equivalents                                        $    381,963             $  1,655,222
    Accounts Receivable, Net of Allowance
     of approximately $684,000 and $314,000
        at March 31, 2001 and June 30, 2000,                            2,143,694                2,086,701
       respectively
    Prepaid Expenses and Other Current Assets                             434,869                  185,692
                                                                     -------------            -------------
              TOTAL CURRENT ASSETS                                      2,960,526                3,927,615

   PROPERTY AND EQUIPMENT, NET                                          3,355,370                1,829,060

  DEPOSITS AND OTHER ASSETS                                               370,690                  219,978
                                                                     -------------            -------------
TOTAL ASSETS                                                         $  6,686,586             $  5,976,653


LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
    Accounts Payable                                                 $    850,497             $    570,817
    Accrued Expenses                                                    1,725,558                1,980,958
    Notes Payable                                                             -                     60,000
                                                                     ------------             -------------
              TOTAL CURRENT LIABILITIES                                 2,576,055                2,611,775

  LONG-TERM LIABILITIES:
    Long-Term Notes Payable - Affiliate                                   962,954                  986,954
                                                                     -------------            -------------
TOTAL LIABILITIES                                                       3,539,009                3,598,729

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

    Common Stock, $0.01 Par Value -
      Shares Authorized: 18,000,000;
      Shares issued and outstanding:                                      100,730                   99,679
      10,073,037 and 9,967,897, respectively
    Additional Capital                                                 11,502,070               11,403,826
    Accumulated Deficit                                                (8,455,223)              (9,125,581)
                                                                     -------------            -------------
TOTAL STOCKHOLDERS' EQUITY                                              3,147,577                2,377,924
                                                                     -------------            -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  6,686,586             $  5,976,653
                                                                     =============            =============

    The accompanying "Notes to Financial Statements" are an integral part of these financial statement

                                           COMTEX NEWS NETWORK, INC.
               STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2001 AND 2000
                                                 (UNAUDITED)

                                          Three months ended                           Nine months ended
                                               March 31,                                   March 31,
                                   ---------------------------------           --------------------------------
                                       2001                2000                    2001                 2000
                                   -------------       -------------           -------------       ------------
Revenues                           $4,306,391          $3,369,881              $12,792,136          $8,679,326

Cost of Revenues                    1,171,588             967,280               3,487,740           2,709,526
                                   -------------       -------------           -------------       ------------
Gross Profit                        3,134,803           2,402,601               9,304,396           5,969,800

Operating Expenses
Technical Operations & Support        862,970             472,127               2,545,469           1,408,062
Product Development                   191,322             120,922                 458,424             350,802
Sales and Marketing                   687,373             703,064               2,081,465           1,424,778
General and Administrative          1,108,658             683,757               3,018,477           1,708,462
Depreciation and Amortization         201,889              70,390                 516,207             134,911
                                   -------------       -------------           -------------       ------------
Total Operating Expenses            3,052,212           2,050,260               8,620,042           5,027,015

Operating Income                       82,591             352,341                 684,354             942,785

Other Income/(Expense)
Interest Expense/Other                (24,149)            (39,718)                (74,885)            (93,170)
Interest Income                        12,615              22,171                  62,992              28,076
                                   -------------       -------------           -------------       ------------
     Other Income/(Expense), net      (11,534)            (17,547)                (11,893)            (65,094)
                                   -------------       -------------           -------------       ------------
Income Before Income Taxes             71,057             334,794                 672,461             877,691

Income Taxes                              878              17,700                   2,103              18,143
                                   -------------       -------------           -------------       ------------
Net Income                         $   70,179          $  317,094              $  670,358          $  859,548

                                   =============       =============           =============       ============

Basic Earnings Per Common Share    $      .01          $      .03              $      .07          $      .10
                                   =============       =============           =============       ============
Weighted Average Number
  of Common Shares                 10,062,307           9,728,062              10,004,446           8,771,563
                                   =============       =============           =============       ============
Diluted Earnings Per Common Share  $      .01          $      .02              $      .05          $      .07
                                   =============       =============           =============       ============
Weighted Average Number
  of Shares Assuming Dilution      13,270,990          13,015,757              13,629,447          12,483,208
                                   =============       =============           =============       ============

The accompanying "Notes to Financial Statements" are an integral part of these financial statement

                                 COMTEX NEWS NETWORK, INC.
                                 STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)

                                                                      Nine Months Ended
                                                                           March 31,
                                                             -----------------------------------
                                                                 2001                    2000
                                                             ------------           ------------
Cash Flows from Operating Activities:
Net Income                                                     $ 670,358              $  859,548
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and Amortization Expense                            516,207                 134,911
Bad Debt Expense                                                 552,850                 145,500
Loss  on disposal of assets                                         -                     13,432
Changes in Assets and Liabilities:
Accounts Receivable                                             (609,843)               (444,506)
Prepaid Expenses and Other Current Assets                       (249,177)               (117,010)
Deposits and Other Long Term Assets                             (150,712)                 (7,661)
Accounts Payable                                                 279,680                (104,582)
Accrued Expenses                                                (255,400)                720,134
                                                             ------------           ------------
Net Cash provided by Operating Activities                        753,963               1,199,766

Cash Flows from Investing Activities:
Purchases of Property and Equipment                           (2,042,517)               (970,094)
                                                             ------------           ------------
Net Cash used in Investing Activities                         (2,042,517)               (970,094)

Cash Flows from Financing Activities:
Repayments on Notes Payable                                      (84,000)                (40,000)
Issuance of Stock - Private Placement                                -                 1,262,739
Issuance of Stock under Employee Stock Purchase Plan              43,478                  12,851
Exercise of Stock Options                                         55,817                  54,427
                                                             ------------           ------------
Net Cash provided by Financing Activities                         15,295               1,290,017

Net Increase/(Decrease) in Cash and Cash Equivalents          (1,273,259)              1,519,689

Cash and Cash Equivalents at Beginning of Period               1,655,222                  95,283
                                                             ------------           ------------
Cash and Cash Equivalents at End of Period                     $ 381,963              $1,614,972
                                                             ============           ============

The accompanying "Notes to Financial Statements" are an integral part of these financial statement

                    COMTEX NEWS NETWORK, INC.
            NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                         March 31, 2001


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

Certain amounts for the three and nine months ended March
31, 2000, have been reclassified to conform to the presentation of the three and nine months ended March 31, 2001.

2.   Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                 Three Months Ended           Nine Months Ended
                                      March 31,                    March 31,
                               2001            2000            2001          2000
                            -----------    ------------    ------------   -----------
Numerator:
Net Income
                            $    70,179    $    317,094    $    670,358   $   859,548
                            ===========    ============    ============   ===========

Denominator:
Denominator for basic
earnings per share -
weighted average shares      10,062,307       9,728,062      10,004,446     8,771,563

Effect of dilutive
securities:
Stock Options                 3,208,683       3,287,695       3,625,001     3,711,645
                            -----------    ------------    ------------   -----------
 Denominator for diluted
earnings per share           13,270,990      13,015,757      13,629,447    12,483,208
                            ===========    ============    ============   ===========

Basic Earnings Per Share          $ .01          $  .03         $   .07      $    .10


Diluted Earnings Per Share        $ .01          $  .02         $   .05      $    .07

3.   Income Taxes

The provision for income taxes is limited to the liability for alternative minimum tax, as the majority of income for Federal and state tax purposes has been offset by net operating loss and investment tax credit carryforwards.

4.   Commitments and Contingencies

The Company was named as a defendant in a lawsuit filed in the United States District Court for the Northern District of Alabama, Northeastern Division on August 25, 2000. The suit is captioned Clyde Collins Pearson (the "Plaintiff") Individually and In His Capacity As Representative of the Class of Emulex Corporation Shareholders Similarly Situated v. Internet Wire, Inc.; Comtex News Network, Inc.; and Emulex Corporation. The suit related to Plaintiff's sale of Emulex Corporation stock in response to a false news release disseminated by or on behalf of various defendants, including the Company. The complaint alleged that the defendants failed to take reasonably necessary precautions to prevent the distribution of the false press release attributed to Emulex. Plaintiff is seeking $120,000 in actual damages, and additional punitive damages. The Company filed a motion to dismiss the complaint, which was heard by the Court on February 14, 2001. In an April 12, 2001 telephone conference hearing, the judge granted the Motion to Dismiss and indicated that a written opinion would be filed in the coming months. It is not known whether the plaintiff will pursue an appeal but counsel for the Company believes that an appeal is unlikely.

Item 2.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2001, to the three months ended March 31, 2000

The Company earned operating income of approximately $83,000 during the three months ended March 31, 2001 compared to operating income of approximately $352,000 during the three months ended March 31, 2000. The Company earned net income of approximately $70,000 during the three months ended March 31, 2001, compared to net income of approximately $317,000 for the three months ended March 31, 2000. As discussed below, the decline in operating income and net income is due to an increase in operating expenses, partially offset by an increase in gross revenues and an improvement of gross profit margins.

The Company's revenues consist primarily of royalty revenues and fees from the licensing of content products to information distributors. During the three months ended March 31, 2001, the Company's total revenues were approximately $4,306,000, an increase of approximately $937,000, or 28%, from total revenues of approximately $3,370,000 for the three months ended March 31, 2000. Approximately 149% of this increase reflects revenues from new customers obtained during the twelve months ended March 31, 2001. The increase in total revenues was partially offset by an increase in existing customer churn, particularly in the Internet and personal investor markets, due primarily to failing business models and/or lack of funding.

The Company's cost of revenues consists primarily of content license fees and royalties to information providers, as well as data communication costs for the delivery of the Company's products to customers. The cost of revenues for the three months ended March 31, 2001 was approximately $1,172,000, an increase of approximately $204,000, or 21%, from the cost of revenues for the three months ended March 31, 2000. The increase in cost of revenues is primarily due to an increase in royalties and fees for the distribution of content related to the increase in revenues for the period. The increase is offset partially by a decrease in data communications costs resulting from the continued implementation of a more cost-effective vehicle for the delivery of the Company's products to customers.

Gross profit for the three months ended March 31, 2001 was approximately $3,135,000, an increase of approximately $732,000, or 30%, compared to the gross profit for the three months ended
March 31, 2000.   The gross profit percentage improved for the
three months ended March 31, 2001 to approximately 73% from approximately 71% for the three months ended March 31, 2000 due to the decrease in data communications costs discussed above.

Total operating expenses for the three months ended March 31, 2001 were approximately $3,052,000, an increase of approximately $1,002,000, or 49%, compared to the three months ended March 31, 2000. The increase in operating expenses is generally due to investments in personnel, operations and infrastructure in all areas, offset partially by a slight decrease in sales and marketing expenditures. The increased expenses also include additional reserves for doubtful accounts in the current three-month period.

Technical operations and support expenses during the three months ended March 31, 2001 increased approximately $391,000, or 83%, compared to the three months ended March 31, 2000. This increase was due primarily to increased personnel and computer leases, parts and software expenses, offset partially by decreased consulting expenses related to the Company's legacy hardware platform.

Product development expenses during the three months ended
March 31, 2001 increased by approximately $70,000, or 58%, compared to the three months ended March 31, 2000. This increase is the result of additional personnel in this department.
Product development activities include quality assurance, enhancements to the Company's products and the development of proprietary news products.

Sales and marketing expenses for the three months ended
March 31, 2001 decreased by approximately $16,000, or 2%, compared to the three months ended March 31, 2000. This decrease is the result of decreased advertising and promotional expenses compared to initial design and consulting expenses in the same quarter in the previous year and decreased sales commissions, partially offset by increased personnel.

General and administrative expenses for the three months ended March 31, 2001 increased by approximately $425,000, or 62%, compared to the three months ended March 31, 2000. This increase was due to additional personnel and related expenses, expanded office space and increased legal fees. The Company also recorded additional reserves for doubtful accounts related to the significant number of customer cancellations due to their lack of funding or failed businesses.

Depreciation and amortization expense for the three months ended March 31, 2001 increased approximately $131,000, or 187%, compared to the three months ended March 31, 2000. The increase was due to the deployment of an upgraded production software and hardware platform and increased capital expenditures related to increasing capacity and redundancy of the production systems.

Other income for the three months ended March 31, 2001 decreased approximately $6,000, or 34%, compared to the three months ended
March 31, 2000 due to reduced interest earned on the Company's decreased cash balances.


Comparison of the nine months ended March 31, 2001, to the nine months ended March 31, 2000

The Company earned operating income of approximately
$684,000 during the nine months ended March 31, 2001, compared to operating income of $943,000 during the nine months ended March 31, 2000. The Company earned net income of approximately $670,000 during the nine months ended March 31, 2001, compared to net income of approximately $860,000 for the nine months ended March 31, 2000. The decrease in operating income is due to increased operating expenses, partially offset by increased revenues. The decrease in net income was partially offset by increased interest income earned on the Company's cash balances and decreased interest expense as a result of principal payments on the Company's long-term debt.

The Company's revenues consist primarily of royalty revenues and fees from the licensing of content products to information distributors. During the nine months ended March 31, 2001, the Company's total revenues were approximately $12,792,000, an increase of approximately $4,113,000, or 47%, compared to the nine months ended March 31, 2000. Of the increase in revenues, approximately 80% reflects revenues from new customers obtained during the twelve months ended March 31, 2001, with the remaining 20% reflecting growth in revenues from the existing customer base. The revenue growth was partially offset by the loss of customers, primarily in the Internet and personal investor markets, due to failed business models or their lack of funding.

The Company's cost of revenues consists primarily of content license fees and royalties to the Company's information providers, as well as data communication costs for the delivery of the Company's products to customers. The cost of revenues for the nine months ended March 31, 2001 was approximately $3,488,000, an increase of approximately $778,000, or 29%, compared to the nine months ended March 31, 2000. The increase in cost is primarily due to an increase in royalties and fees related to the increase in revenues for the period. The increase is offset partially by a decrease in data communications costs resulting from the continued implementation of a more cost-effective vehicle for the delivery of the Company's products to customers, as well as a favorably renegotiated contract with a data communications provider.

Gross profit for the nine months ended March 31, 2001 was approximately $9,304,000, an increase of approximately $3,335,000, or 56%, compared to the nine months ended March 31, 2000. The gross profit percentage improved for the nine months ended March 31, 2001 to approximately 73% from approximately 69% for the nine months ended March 31, 2000, due to both an improvement in earned minimum royalties paid to certain information providers and the decrease in data communications costs discussed above.

Total operating expenses for the nine months ended March 31, 2001 were approximately $8,620,000, an increase of approximately $3,593,000, or 71%, compared to the nine months ended March 31, 2000. The increase in operating expenses is generally due to investments in personnel, operations and infrastructure in all areas and increases specifically in marketing and public relations activities and expenditures. The Company also recorded additional reserves for doubtful accounts during the nine months ended March 31, 2001.

Technical operations and support expenses during the nine months ended March 31, 2001 increased approximately $1,137,000, or 81%, compared to the nine months ended March 31, 2000. This increase was due primarily to increased personnel and computer leases, parts and software expenses, offset partially by decreased consulting expenses related to the Company's legacy hardware platform.

Product development expenses during the nine months ended
March 31, 2001 increased by approximately $108,000, or 31%, compared to the nine months ended March 31, 2000. This increase is the result of additional personnel in this department.
Product development activities include quality assurance, enhancements to the Company's products and the development of proprietary news products.

Sales and marketing expenses during the nine months ended
March 31, 2001 increased by approximately $657,000, or 46%, compared to the nine months ended March 31, 2000. This increase was due to increased sales and marketing personnel, increased marketing and public relations expenses related to the promotion and branding of the Company's products and services and increased travel related to business development, partially offset by decreased commissions compared to the previous year's commissions on greater revenue increases.

General and administrative expenses for the nine months ended March 31, 2001 increased approximately $1,310,000, or 77%, compared to the nine months ended March 31, 2000. This increase was due to additional headcount and related expenses, expanded office space, legal fees, recruitment expenses and investor relations consulting, as well as increased bad debt expense due to an increase in the number of customer cancellations related to their lack of funding or failed businesses.

Depreciation and amortization expense for the nine months ended March 31, 2001 increased approximately $381,000, or 283%, compared to the nine months ended March 31, 2000. The increase was due primarily to the deployment of upgraded production software and hardware, as well as increased capital expenditures related to increasing capacity and redundancy in the production systems.

Other income during the nine months ended March 31, 2001 increased approximately $53,000, or 82%, compared to the nine months ended March 31, 2000 due primarily to interest earned on the Company's cash balances.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended March 31, 2001, the Company's operations produced operating income of approximately $684,000 and net income of approximately $670,000. At March 31, 2001, the Company had working capital of approximately $384,000 as compared with working capital of approximately $1,316,000 at June 30, 2000. The Company also had net stockholders' equity of approximately $3,148,000 at March 31, 2001, as compared to net stockholders' equity at June 30, 2000, of approximately $2,378,000. The decrease in working capital is primarily the result of increased capital expenditures to increase the capacity and redundancy of the Company's data production systems. The increase in stockholders' equity is due to the retention of net income, as well as the issuance of common stock under the Employee Stock Purchase Plan and the exercise of stock options.

For the nine months ended March 31, 2001, the Company's operating activities generated approximately $754,000 in cash. The Company had cash of approximately $382,000 at March 31, 2001, compared to approximately $1,655,000 at June 30, 2000. The decrease in cash is the result of increased capital expenditures as discussed above. To date, the Company's operations have generated cash flow sufficient to cover its monthly expenses.

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

In addition, the Company has made capital expenditures of approximately $2,043,000 in the nine months ended March 31, 2001, primarily to upgrade and improve the redundancy of its software and hardware platforms, thus expanding product capabilities, reliability and its ability to meet future client and content processing requirements. These expenditures included purchases related to the expansion of office space and additional headcount, as well as approximately $635,000 in expenditures related to software development.

As discussed above, the Company has increased the accounts receivable reserves in response to the significant customer losses in the Internet and personal investor markets. Management has implemented policies to more closely monitor all receivables, but particularly the customers in these markets.

The Company anticipates continued investment in infrastructure, products and distribution in support of its current and future customers. While the Company anticipates funding these investments with operating cash flows, it may undertake additional borrowings or raise additional capital through the issuance of equity as the need arises and to take advantage of market conditions.

EBITDA, as defined below, increased approximately 11% to $1,201,000 for the nine months ended March 31, 2001 compared to $1,078,000 for the nine months ended March 31, 2000. The increase is due to the increase in revenues and the improvement in gross profit margin, offset partially by increased operating expenses, excluding depreciation and amortization.

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

Part II.  Other Information

     Item 1. Legal Proceedings

          The Company was named as a defendant in a lawsuit filed in the United States District Court for the Northern District of Alabama, Northeastern Division on August 25, 2000. The suit is captioned Clyde Collins Pearson (the "Plaintiff") Individually and In His Capacity As Representative of the Class of Emulex Corporation Shareholders Similarly Situated v. Internet Wire, Inc.; Comtex News Network, Inc.; and Emulex Corporation. The suit related to Plaintiff's sale of Emulex Corporation stock in response to a false news release disseminated by or on behalf of various defendants, including the Company. The complaint alleged that the defendants failed to take reasonably necessary precautions to prevent the distribution of the false press release attributed to Emulex. Plaintiff is seeking $120,000.00 in actual damages, and additional punitive damages. The Company filed a motion to dismiss the complaint, which was heard by the Court on February 14, 2001. In an April 12, 2001 telephone conference hearing, the judge granted the Motion to Dismiss and indicated that a written opinion would be filed in the coming months. It is not known whether the plaintiff will pursue an appeal but counsel for the Company believes that an appeal is unlikely.

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

                              COMTEX NEWS NETWORK, INC.
                                   (Registrant)


    Dated:  May 15, 2001          By:  /S/CHARLES W. TERRY
                                  Charles W. Terry
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)

                                  By: /S/ROBIN Y. DEAL
                                   Vice President, Finance & Accounting
                                    (Principal Financial and Accounting
                                     Officer)