Form 10-K405
period 2001-06-30
COMTEX NEWS NETWORK INC
filed 2001-09-28
CIK 352988

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.

                              FORM 10-K

(Mark One)

 X Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended June 30, 2001; or

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

As of September 21, 2001, the aggregate market value of the common stock held by non-affiliates of the Registrant (based upon the last reported sale price of the common stock as reported by the National Association of Securities Dealers Inc. through its Electronic OTC Bulletin Board) was approximately $2,831,000.

 As of September 21, 2001, 10,191,373 shares of the Common Stock of the Registrant were outstanding.

                 DOCUMENTS INCORPORATED BY REFERENCE

The information required in response to Part III of Form 10-K is hereby incorporated by reference to the specified portions of the registrant's Proxy Statement to be filed within 120 days of the end of the fiscal year ended June 30, 2001.

                             PART I

     This section should be read in conjunction with the financial statements and notes thereto included elsewhere in this annual report on Form 10-K. Except for the historical information contained herein, the matters discussed in this 10-K include forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934. These forward-looking statements may be identified by reference to a future period or by use of forward-looking terminology such as "anticipate," "expect," "could," "may" or other words of a similar nature. Forward-looking statements, which we believe to be reasonable and are made in good faith, are subject to certain risks and uncertainties, including, but not limited to, those set forth under "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS." These risks could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on our behalf.


Item 1.   Business


Overview

     We are a leading business-to-business "infomediary" providing real-time news content to business information retailers serving the financial services, individual and institutional investor, wireless and corporate information
markets.   We employ internally developed technology to aggregate
and process an average of 20,000 full news stories a day from over 70 content sources. We aggregate the information to create and deliver real-time, subject-specific headline, summary and full story news and information products. Our network of distributors includes over one thousand web sites and corporate information applications that benefit from receiving up-to-the-minute information delivered in an industry standard format, enhanced with keywords, metadata, stock ticker symbols and organized by subject. Our news products are read by millions of end-users.


Our Partners

     Distributors. Our distributor partners utilize our content products to provide their end-users with relevant, timely and comprehensive coverage. Our content products, tailored to our distributors' specifications and market requirements, contribute to the success of their business models.

     Our distributor partners also gain cost advantages by using us as a single source provider. The integration of aggregated content into our distributors' sites and services requires the management of only one contract in one technical format. Licensing content by topical or geographical area is also more cost effective for distributors since they pay only for specific content that impacts their target audience.

     Contract terms with our distributors generally range from one to three years. Our revenues are generated through various models including fixed fee, monthly royalty minimums and variable royalties based on the growth and success of the distributor's business model. Revenues are also derived from data communication charges for the delivery of our products to distributors. COMTEX offers a variety of delivery options including the Internet through file transfer protocol (FTP), as well as through various high speed technologies including virtual private networks (VPN), leased line, frame relay and satellite/FM.

Some of our current distributors include:

     o    Big Charts
     o    Bloomberg
     o    CBS Marketwatch
     o    Dialog
     o    Factiva
     o    OneSource
     o    S&P Comstock
     o    Zacks Investment Research

     We added 176 new distributors during the 2001 fiscal year. However, more than 150 existing distributors terminated their contracts with us over the same period. A large number of these distributors terminated as a result of their lack of funding and/or bankruptcies. See "Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Financial Condition, Liquidity and Capital Resources." No individual distributor provides more than 10% of our revenue.

     Content Providers. Our content providers supply us with the information that is the foundation of our product offerings.
Each of our content providers generally offer a single editorial perspective or area of coverage, which we aggregate with other content providers to create a real-time, value-added feed, formatted for our distributors. This content includes:

     o Late-breaking domestic and international economic and political news;
     o    Financial news;
     o    Business news and company information; and
     o    Sports and entertainment news.

     Through our network of distributors, our content providers reach millions of end-users -- gaining rapid access to new markets, new and increased revenue streams and brand exposure. Our content providers are able to significantly expand their reach, while our distributors avoid the work and expense of aggregating content in diverse formats from multiple sources. Further, our licensing procedures address content providers' concerns over unauthorized distribution and publishing. Our royalty model is highly attractive to our content providers since it is based on their contribution to our products and, unlike traditional models, generates royalties regardless of end-user utilization.

     Contract terms with our content providers generally range from one to three years and include the non-exclusive right to license content to re-sellers and other information distributors. This negotiated right is a significant asset since it allows us to generate revenue based on the end-user reach and business models of each of our distributor partners. In addition, it allows us to leverage the distributors' marketing expenditures and product investments. Costs associated with these licenses include fixed fees, monthly minimums and/or royalties paid to content providers based on our information services revenue.

     Some of our current providers include The Associated Press, Business Wire, EDGAR Online, Knight-Ridder, PBI Media Inc., PR Newswire and United Press International. We also have agreements with a significant number of internationally based news agencies including AllAfrica, Inc., Asia Pulse, Business News Americas, Ltda., New World Publishing and Xinhua.

     During fiscal year 2001, we added content from approximately 30 new content providers, bringing the total number of our content providers to over 70. Some of the content provided by these new providers includes information related to Securities and Exchange Commission filings, as well as general news and business information in French and Spanish.


Technology

     During the 2000 fiscal year and the beginning of the 2001 fiscal year, we implemented a new real-time content processing system designed to more efficiently process and enhance more than 100,000 stories per day. Utilizing our experience in managing and processing real-time news feeds, we have designed various processes to improve the quality, reliability, packaging and ultimately the usability of our content.

     The method for processing and converting the real-time news feeds into content products relies on our computer technology and data management software. As electronic submissions of news and information are received, our computers convert each story into a common data format, apply standardized document coding, or metadata, and assign relevant keywords, including ticker symbols of any public companies mentioned in the story. After the processing has been completed, data management software sorts each news story into topic-defined product categories. All content is processed and distributed in real-time without human intervention.

     In addition, the processing system was designed to provide for the creation of new products and new metadata without significant additional production or development resources. Thus, we can create new products from existing content sources for minimal additional investment or ongoing cost.

Customers, Sales and Marketing

     Our customers include business and consumer online services, personal investor web sites, general information web sites, Wall Street stock quote vendors, electronic clipping services and wireless information services who create products and services using our products. These information service providers then resell these products and services to end-user markets, business users and corporations. These end-users use our customers' services for market research, business intelligence, investment analysis and entertainment.

     Our marketing strategy is to provide the content infrastructure to our customers, who are predominantly information service providers. Our customers, in turn, spend product development and marketing dollars to attract end-users to their services and product offerings. In this way, we take advantage of the product and marketing investment of our customers to attract and assemble a broad user base for our content offerings.

     Our sales force is focused on our four primary markets -- professional investor, individual investor, Internet and corporate information services markets. The sales force receives a base salary and earns commissions on both new customers and revenue growth from existing customers. Our total compensation plan is consistent with industry compensation practices.


Product and Service Offerings

     The core products currently supported by our technical and customer service departments include a series of topic-defined news products marketed under the brand name CustomWires. We also support production of original news products under the brand name COMTEX Newsroom. Other services include processing and distribution of publishers' full feeds and hosting and application services called News Solutions.

     CustomWires

     CustomWires are topic-defined newswires that contain only topic-relevant stories from more than 20,000 stories daily, from more than 70 publishing alliances. Stories are selected by automated editorial software according to the significance of the story's content relative to specific CustomWires topics. We offer fifteen topics under the CustomWires brand name: Business, Community, Energy, Environment, Finance, Foreign Business, Government, Healthcare, High Technology, International, Public Companies, SEC, Sports, Wall Street and World Affairs and an additional eleven geographical CustomWires focusing on specific international regions.

     Newsroom

     Our Newsroom enhanced products provide editorially selected top news in twelve categories. A broad range of news story options includes financial markets, industries, general market and world news. Our editors are skilled at evaluating incoming news feeds for items that will directly affect business and investment decisions in a variety of markets. This expertise ensures that our customers receive relevant and compelling content. The COMTEX Newsroom, Top Headlines, Front Page, Financial Updates, Industry Updates and Personal Finance products are designed specifically to satisfy distributors interested in reaching a broad audience of business end-users.

     Top Headlines. Top Headlines is an editorial service that selects up to five of the most significant news stories of the day in each of twelve topic-based CustomWires (Business, Internet, Community, Energy, Entertainment, Environment, Finance, Government, Healthcare, High-Tech, International, and Sports) and are delivered five times every weekday. In addition, International, Government, Business, Finance, Community and Sports are updated once a day on Saturday and Sunday.

     Front Page. Front Page is designed to reflect the front page of major U.S. newspapers. Our editors select the day's top ten news stories highlighting key global news, which is delivered five times every weekday and once a day on weekends.

     Financial Updates. Financial Updates keep businesses informed of the financial market. Our editors deliver the most relevant and pertinent financial information from leading financial information sources twice every weekday. Our editors provide the basic overview, productivity and analysis for international and U.S. stock markets and the global bond and fund markets and also monitor key company mergers, acquisitions, stock buyouts, hostile takeovers and all economic indicator announcements and data releases from the Federal Reserve Bank, Labor Department, Commerce Department, Purchasing Managers Index, etc.

     Industry Updates. Industry Updates afford leading decision-makers timely and competitive information needed to remain leaders within their specific industry. A list of the top seven to ten stories from each industry category is generated and distributed to customers once a day on weekdays. These categories include vertical industries such as Airlines, Automobile, Banking, Hardware, Insurance, Oil, Publishing,
Telecommunications and Utilities.

     Personal Finance. Personal Finance highlights personal investment opportunities, banking, insurance, financial planning, and financial security. Editors compile five to seven stories daily on weekdays, from well-known financial providers, to deliver relevant information on stock tracking, credit maintenance, taxes, home mortgage, online banking and a host of other specific topics devised to meet the needs of the individual investor.

     Publisher Full Feeds

     Our full feed delivery from a specific publisher provides customers with the complete content offering from that publisher. The content is delivered with our electronically enhanced metadata, ticker symbols and standardized keywords, allowing the customer to find the most relevant stories and use the content in conjunction with other COMTEX content.

  Our full-feed distribution offers:

     o conversion of publisher's content into a standard electronic format designed to enhance and facilitate data management;
     o addition of text-related keywords, product codes, and ticker symbols designed to increase usage of publisher's content only;
     o    one integration effort for multiple publishers; and
     o 24 by 7 monitoring by our technical staff of the publisher's content

     News Solutions

     During fiscal year 2001, we launched News Solutions, a suite of browser-based news applications that allows customers to integrate news directly into any web site, intranet or extranet. News Solutions customers determine the specific news required for their application from any of our product lines -- CustomWires, Newsroom or Publisher Full Feeds -- and easily, without programming effort place the content on their site. News Solutions implementation allows the customer to maintain the look and feel of their own web site. News Solutions allows customers to refine the news categories to display only the news that meets their needs.

     News Solutions provides access to the largest quantity and highest quality of real-time news on the Internet, and customers only have to add a few lines of News Solutions-generated HTML compatible code to any web page. With us hosting the content and applications, the customer requires minimal support or maintenance.

     Processing

     Utilizing the same automated editorial and format conversion process, we also offer news processing services to distributors and content providers. The content providers and distributors take advantage of, and leverage the standardized format and value-added processing for all their content. These services increase the reliance those content providers and distributors have on us and, at the same time, attract additional customers to us.

Product Development

     Product development activities include quality assurance, product enhancements and the development of proprietary news products. For the years ended June 30, 2001, 2000 and 1999 our product development costs were approximately $605,000, $456,000 and $270,000, respectively. During fiscal years 2000 and 2001, we made significant investments in product development infrastructure and development of new products, as well as additional quality assurance activities.


Employees

     We hired 45 new employees across all departments between July 2000 and March 2001 to accommodate an increase in new distributors and content providers. Although we gained 176 new distributors during fiscal year 2001, more than 150 existing distributors terminated their contracts with us, many due to their lack of funding and/or bankruptcies, over the same period. As a result, in June and August 2001, we initiated reductions in force affecting a total of 29 employees.

     At September 21, 2001, we had 54 full-time employees. The employees are not members of a union and we believe employee relations are generally good.


Available Information

     We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission, or SEC. You may read and copy any document we file at the SEC's public reference rooms in Washington, D.C., New York, New York, and Chicago, Illinois. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. Our SEC filings are also available to the public from the SEC's Web site at "http://www.sec.gov."


Item 2.   Properties

     We own no real estate. We lease office space at 4900 Seminary Road in Alexandria, Virginia. We currently occupy approximately 22,700 square feet at an annual rental of approximately $554,000. The lease agreement on approximately 15,700 square feet expires in August, 2002. The lease on the remaining space of approximately 7,000 square feet expires in August, 2003.

Item 3.   Legal Proceedings

     We were named as a defendant in a lawsuit filed in the United States District Court for the Northern District of Alabama, Northeastern Division on August 25, 2000. The suit was captioned Clyde Collins Pearson (the "Plaintiff") Individually and In His Capacity As Representative of the Class of Emulex Corporation Shareholders Similarly Situated v. Internet Wire, Inc.; Comtex News Network, Inc.; and Emulex Corporation. The suit related to Plaintiff's sale of Emulex Corporation stock in response to a false news release disseminated by or on behalf of various defendants, including COMTEX. The complaint alleged that the defendants failed to take reasonably necessary precautions to prevent the distribution of the false press release attributed to Emulex. Plaintiff sought $120,000 in actual damages, and additional punitive damages. We filed a motion to dismiss the complaint, which was granted by the Court and the case was dismissed against all defendants on July 5, 2001. The time for filing a notice of appeal has since expired.

     On July 17, 2001, we filed a collection action against Infospace, Inc., a former customer, in the United States District Court for the Eastern District of Virginia for payments owed under contracts with the defendant corporation. The suit is captioned Comtex News Network, Inc. v. Infospace, Inc. Infospace filed an Answer and Counterclaim alleging we breached our agreement and seeks damages of $1,000,000 for lost business, loss of reputation and good will. We intend to vigorously defend ourselves against the allegations in the counterclaim.

     We are also involved in routine legal proceedings occurring in the ordinary course of business which in the aggregate are believed by management to be immaterial to our financial condition.


Item 4.   Submission of Matters to a Vote of Security Holders

     None.

                             PART II


Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters

     Shares of our common stock, par value $.01 per share, which we refer to herein as our Common Stock, are traded sporadically under the symbol CMTX on Over-the-Counter Bulletin Board of the National Association of Securities Dealers, or OTCBB.

     The range of high and low bid quotations for the Common
Stock, as reported on the OTCBB, for each quarterly period during fiscal years 2000 and 2001 is shown below:

Fiscal Year Ended June 30, 2000          High           Low
-------------------------------         ------         ------
     First Quarter
     (7/1 to 9/30/99)                   2.6250         1.3125

     Second Quarter
     (10/1 to 12/31/99)                 3.1875         1.0625

     Third Quarter
     (1/1 to 3/31/00)                   8.5000         3.1875

     Fourth Quarter
     (4/1 to 6/30/00)                   6.7500         2.7500

Fiscal Year Ended June 30, 2001          High           Low
-------------------------------         ------         ------
     First Quarter
     (7/1 to 9/30/00)                   5.2500         3.0000

     Second Quarter
     (10/1 to 12/31/00)                 3.5625         1.5000

     Third Quarter
     (1/1 to 3/31/01)                   2.6875         1.0625

     Fourth Quarter
     (4/1 to 6/30/01)                   1.6000         0.7300

     The approximate number of holders of record of our Common
Stock as of September 21, 2001 was 563.

     We have never declared or paid a cash dividend on our Common
Stock and do not anticipate the declaration or payment of cash dividends to shareholders in the foreseeable future.

Item 6.   Selected Financial Data

     The following table sets forth selected financial data for each of our last five fiscal years.

                                               Fiscal Year Ended June 30,
                                               --------------------------
(amounts in thousands except per    2001        2000      1999       1998       1997
share data)                        --------    --------   -------    -------    -------

Total Revenues                     $ 16,598    $ 12,645   $ 7,557    $ 5,401    $ 4,592
Operating Income                   $    310    $  1,308   $   542    $   156    $   228

Net Income                         $    265    $  1,241   $   456    $    64    $   113

Basic Net Income Per Share         $    .03    $    .14   $   .06    $   .01    $   .01
Diluted Net Income Per Share       $    .02    $    .10   $   .04    $   .01    $   .01

Balance Sheet Data at Year End:
   Total Assets                    $  6,565    $  5,977   $ 2,407    $ 1,434    $ 1,531
   Long-term Obligations           $    954    $    987   $ 1,047    $   833    $   788

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


Overview

     Our revenue is primarily derived from charges to distributors for the licensing of content, including CustomWires, Newsroom products and the publishers' full feeds, as well as from News Solutions hosting services. Distributor licenses typically consist of fixed fees as well as minimum royalty commitments. Royalties are based upon the customer's business and revenue model such that their success in their market generates increasing revenues for us. We also derive data communications revenue for charges to distributors for the actual delivery of our products.

     Other sources of revenue include content processing for distributors and processing and distribution services for content providers. Several distributors have found it advantageous to have us process their proprietary content for them so that it is in our format. Processing fees may include initial implementation fees, monthly minimums and a percentage of the royalties earned by the licensor of the content. Similarly, several content providers have contracted to deliver their content through our processing system to take advantage of our packaging, formatting and delivery of their content to their own customers. Processing revenues may consist of implementation fees, monthly minimums and a percentage of their revenues earned.

     Although we are based in the United States, we may in the future attempt to increase the number of our distributors and content-providers and improve our technology by establishing operations and/or joint ventures internationally.


RESULTS OF OPERATIONS


Comparison of the Fiscal Year ended June 30, 2001 to the Fiscal Year ended
                        June 30, 2000


     Revenues consist primarily of royalty revenues and fees from the licensing of content products to information distributors, as well as revenues from data communications charges for delivery of our products. During the year ended June 30, 2001, our total revenues were approximately $16,598,000, an increase of approximately $3,952,000, or 31%, from total revenues of $12,645,000 for the year ended June 30, 2000. Our revenues from new customers were partially offset by a decline in revenues from existing customers. Many of these customers were in the Internet and personal investor markets who declared bankruptcy or who were unable to obtain funding and remain in business.

     Our cost of revenues consists primarily of content licensing fees and royalties to content providers, as well as data communication costs for the delivery of our products to customers. The cost of revenues for the year ended June 30, 2001 was approximately $4,678,000, an increase of approximately $856,000, or 22%, from the cost of revenues for the year ended June 30, 2000. The increase in cost is primarily due to an increase in content royalties related to the increase in revenues for the period, because the contracts with our content providers call for licensing fees to increase along with royalty payments to us. The increase is offset partially by decreases in data communications costs resulting from the continued implementation of more cost-effective vehicles for the delivery of our products to our customers. With the increased reliability and industry-wide acceptance of the Internet, we have transitioned customers from higher cost satellite/FM and leased line deliveries to FTP delivery of our content.

     The gross profit for the year ended June 30, 2001 was approximately $11,920,000, an increase of approximately $3,097,000, or 35%, over the prior
year.   The gross margin percentage improved for the year ended June 30, 2001 to approximately 72% from approximately 70% in the prior year due to the decrease in data communications costs discussed above.

     Total operating expenses for the year ended June 30, 2001 were approximately $11,609,000, an increase of approximately $4,095,000, or 54%, from the operating expenses for the year ended June 30, 2000. This increase in operating expenses includes increases in expenses associated with the addition of personnel and technology to support increased distributors and content providers; increases in marketing and public relations activities; and expenditures to promote COMTEX and our products and services. In addition, we incurred an increase of approximately $315,000 in stock-based compensation.

     Technical operations and support expenses during the year ended June 30, 2001 increased approximately $1,131,000, or 54%, over these expenses in the year ended June 30, 2000. This increase was due primarily to increased personnel, software and maintenance expenses, offset partially by decreased consulting expenses related to software support of our former content-processing platform.

     Product development expenses increased by approximately $150,000, or 33%, for the year ended June 30, 2001 compared to the year ended June 30, 2000. This increase is the result of additional personnel and related expenses. Product development activities include quality assurance, enhancements to our products, and the development of proprietary news products.

     Sales and marketing expenses increased by approximately $429,000, or 19%, for the year ended June 30, 2001 compared to the year ended June 30, 2000. This increase was due to the addition of sales and marketing personnel and advertising and public relations expenses related to the promotion and branding of COMTEX and our products and services.

     General and administrative expenses for the year ended June 30, 2001 were approximately $1,540,000, or 64%, greater than these expenses during the year ended June 30, 2000. This increase was due to additional personnel and related expenses, increased legal fees and investor relations consulting, expanded office space and an increase of approximately $598,000 in the provision for bad debts. The increase in bad debt expense relates in large part to the loss of customers due to their lack of funding and/or bankruptcies.

     In connection with the transfer of stock options from the chairman of our board of directors to certain employees, we recorded stock-based compensation expense of approximately $315,000 during the year ended June 30, 2001. We did not record stock-based compensation during fiscal year 2000.

     Depreciation and amortization expenses for the year ended June 30, 2001 were approximately $531,000, or 218% higher than these expenses during the prior year. The increase was due primarily to the deployment of upgraded production software and hardware and increased capital expenditures related to increasing capacity and redundancy of our production systems, as well as furniture and equipment for the addition of personnel.

     Other expense, net of interest income and interest expense, decreased approximately $24,000, or 36%, during the year ended June 30, 2001 from the prior year, reflecting an increase in interest income earned on our cash balances.

Comparison of the Fiscal Year ended June 30, 2000 to the Fiscal Year ended June
                              30, 1999

     We earned operating income of approximately $1,308,000 during the year ended June 30, 2000, compared to operating income of $542,000 during the year ended June 30, 1999. We earned net income of approximately $1,241,000 during the year ended June 30, 2000, compared to net income of approximately $456,000 for the year ended June 30, 1999. As discussed below, the improvement in operating income and net income was due primarily to a 67% growth in revenues and an improved gross profit margin, offset partially with a 62% corresponding increase in cost of revenues and operating expense. The improvement in net income also included an increase in interest income earned on cash balances.

     The fiscal year 2000 results reflect fourth quarter revenues that included the resolution of royalties due for content usage during fiscal year 2000 and prior periods previously unreported to us by a single distributor. The resolution increased revenues, gross profit, operating income and net income by $250,000, $207,000, $138,000 and $138,000, respectively.

     Our revenues consist primarily of royalty revenues and fees from the licensing of content products to information distributors, as well as revenues from data communications charges for delivery of our products. During the year ended June 30, 2000, our total revenues were approximately $12,645,000, or approximately $5,088,000, or 67%, greater than the total revenues for the year ended June 30, 1999. Of the increase in revenues, approximately 54% reflects revenues from new customers obtained during the twelve months ended June 30, 2000, with the remaining 46% reflecting growth in revenues from the existing customer base.

     Our cost of revenues consists primarily of content license fees and royalties earned by our content providers for the distribution of content, as well as data communication costs for the delivery of our products to our customers. The cost of revenues for the year ended June 30, 2000 was approximately $3,822,000, or $1,009,000, or 36%, greater than the cost of revenues for the year ended June 30, 1999. The increase in cost is primarily due to an increase in content royalties related to the increase in revenues for the period. The increase is offset partially by decreases in data communications costs resulting from the implementation of a more cost effective method for delivery of our products to customers, as well as an improvement in earned minimum royalties for certain information providers.

     The gross profit for the year ended June 30, 2000 was approximately $8,823,000, or a $4,079,000 (86%) improvement in gross profit over the prior
year.   The gross margin percentage improved for the year ended June 30, 2000 to approximately 70% from approximately 63% in the prior year due to both a decrease in the royalty percentage paid for content and the decrease in data communications costs. The decrease in the royalty percentage was the result of an improvement in earned minimum royalties for certain information providers.

     Total operating expenses for the year ended June 30, 2000 were approximately $7,514,000, representing an approximately $3,313,000, or 79%, increase in operating expenses from the year ended June 30, 1999. This increase in operating expenses is due primarily to increases in expenses associated with increased headcount and technology and general business consultants as we made investments in infrastructure. In addition, we increased marketing and public relations activities and expenditures to promote the Company and our products and services.

     Technical operations and support expenses during the year ended June 30, 2000 increased approximately $1,184,000, or 128%, over these expenses in the year ended June 30, 1999. This increase was due primarily to increased headcount and consulting costs associated with technology projects and client support.

     Product development expenses increased by approximately $186,000, or 69%, for the year ended June 30, 2000 compared to the year ended June 30, 1999. This increase is the result of additional personnel in this department. Product development activities include quality assurance, enhancements to our products, and the development of proprietary news products.

     Sales and marketing expenses increased by approximately $1,000,000, or 78%, for the year ended June 30, 2000 compared to the year ended June 30, 1999. The increase was due to increased compensation arising from the addition of sales and marketing personnel, additional commissions based on the increase in revenues during the year, as well as marketing and public relations expenses related to the promotion and branding of the Company and our products and services.

     General and administrative expenses for the year ended June 30, 2000 were approximately $805,000, or 50%, greater than these expenses during the year ended June 30, 1999. This increase was due to additional personnel and related benefits, executive incentive compensation programs, expanded office space, recruitment, professional fees and general business consulting, offset partially by a decrease in the provision for bad debts.

     Depreciation and amortization expenses for the year ended June 30, 2000 were approximately $138,000, or 131%, higher than these expenses during the prior year. The increase was due primarily to the development and deployment of new platforms for our products and services as well as capital expenditures to support additional personnel.

     Other expense decreased by approximately $19,000, or 22%, from the year ended June 30, 1999, and reflected an increase in interest income earned on our cash balances, partially offset by increased interest expense.

     Income tax expense remained unchanged for the year ended June 30, 2000 compared to the prior year. Except for nominal franchise fees, we did not record an income tax expense due to the utilization of Net Operating Loss (NOL) and Investment Tax Credit (ITC) carryforwards.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     For the year ended June 30, 2001, our operations produced operating income of approximately $310,000 and net income of approximately $265,000. At June 30, 2001, we had working capital of approximately $131,000 as compared with working capital of approximately $1,316,000 at June 30, 2000. The decrease in working capital was due primarily to the use of cash for capital expenditures discussed below. We had net stockholders' equity of approximately $3,109,000 at June 30, 2001, as compared to net stockholders' equity at June 30, 2000, of approximately $2,378,000. The increase in stockholders' equity was due to the retention of net income, as well as the issuance of stock under our Stock Option and Employee Stock Purchase Plans.

     For the year ended June 30, 2001, our operating activities generated approximately $1,338,000 in cash. We had cash of approximately $367,000 at June 30, 2001, compared to approximately $1,655,000 at June 30, 2000. To date, our operations have generated cash flow sufficient to cover our monthly expenses.

     We have reinvested a significant portion of our operating cash flows. This includes investments in administrative, sales, marketing and technical personnel and in expanding our contractual base with content-providers so as to improve the quality and flexibility of our information products. All of these factors contribute to improving our ability to sell and deliver quality products and services.

     In addition, we made capital expenditures of approximately $2,684,000 in the year ended June 30, 2001, to increase the capacity and redundancy of our production systems, accommodate additional personnel and office space and upgrade administrative software. These investments improve our product capabilities, reliability and our ability to meet future content and client processing requirements. We anticipate continued investment, although at decreased levels, to expand product capabilities, technology platforms and infrastructure. We do not anticipate significantly increasing our number of employees over the next 12 months.

     We lost over 150 customers during fiscal year 2001; primarily due to failing business models and businesses, bankruptcies or lack of funding and consolidation within the Internet, Wall Street and corporate-reseller markets. We have responded to the loss of this annuity revenue by appropriate operating expense reductions and continue to focus on cost-savings efforts. These efforts include reductions in force in June and August 2001, impacting a total of 29 employees, as well as limitations on discretionary spending.

    In June 2001, we obtained a $500,000 line of credit to assist us with short-term fluctuations in cash flow, if necessary. The line of credit bears interest at the Prime Rate and expires June 29, 2002. To date we have not used this facility but may do so in the future.

     In August 2001, we signed an amendment to the 10% Senior Subordinated and Secured Note payable to AMASYS Corporation, or AMASYS, extending the term of the note from July 1, 2002 to July 1, 2008. Included in the amendment is a provision for AMASYS to convert all or a portion of the outstanding principal amount, plus accrued interest, into common stock of COMTEX. The note is convertible at a price of $1.00 per share, which price increases by $0.10 upon each anniversary of the amendment. There is no restriction on the number of shares that may be issued upon conversion of the note.

     Currently, our operations generate cash flow sufficient to cover our monthly expenses and we believe that cash from operations will provide us with adequate cash resources to meet our obligations on a short-term basis. Our ability to meet our liquidity needs on a long- term basis depends on our ability to generate sufficient revenues and cash to cover our current obligations and to pay down our current and long-term debt obligations. Any further corporate consolidation or market deterioration affecting our customers could limit our ability to generate such revenues. No assurance may be given that we will be able to maintain the revenue base or the size of profitable operations that may be necessary to achieve our liquidity needs.

     EBITDA, as defined below, decreased approximately 10% to $1,398,000 for the year ended June 30, 2001 compared to $1,552,000 for fiscal year 2000. The decrease is primarily due to the increase in operating expenses, excluding stock-based compensation and depreciation and amortization, partially offset by increased revenues and the improvement in gross profit margin.

     EBITDA consists of earnings before interest expense, interest and other income, income taxes, stock-based compensation and depreciation and amortization. EBITDA does not represent funds available for management's discretionary use and is not intended to represent cash flow from operations. EBITDA should also not be construed as a substitute for operating income or a better measure of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles. EBITDA excludes components that are significant in understanding and assessing our results of operations and cash flows. In addition, EBITDA is not a term defined by generally accepted accounting principles and as a result our measure of EBITDA might not be comparable to similarly titled measures used by other companies.

     However, we believe that EBITDA is relevant and useful information, which is often reported and widely used by analysts, investors and other interested parties in our industry. Accordingly, we are disclosing this information to permit a more comprehensive analysis of our operating performance, as an additional meaningful measure of performance and liquidity, and to provide additional information with respect to our ability to meet future debt service, capital expenditure and working capital requirements. See the audited financial statements and notes thereto contained elsewhere in this report for more detailed information.


RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

     An investment in our common stock involves a high degree of risk. The following risk factors should be considered carefully in evaluating COMTEX News Network and our business. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. Our financial condition, operating results and the trading price of our common stock could be materially, adversely affected due to any of these risks, in which case you could lose all or part of your investment. In assessing these risks, you should also refer to the other information in this and our other public filings, including our financial statements and notes thereto.

We Depend On the Continued Growth In the Use of the Internet, Particularly For News and Financial Information

     Our business depends on businesses and consumers continuing to increase their use of the Internet for obtaining news and financial information.
Internet usage may be inhibited for a number of reasons including inadequate network infrastructure; security concerns; inconsistent quality of service; and availability of cost-effective, high-speed service. Because the market for our products is rapidly evolving, it is difficult to predict with any certainty the growth rate, if any, and the ultimate size of our markets. If the market fails to continue to develop, develops more slowly than expected or becomes saturated with competitors; if our services do not maintain significant market acceptance; if our customers' business models are not successful; or if pricing becomes subject to considerable competitive pressures; our business operations and financial condition would be materially, adversely affected.

We Face Intense Competition That Could Impede Our Ability to Grow and Maintain Profitability

     The business information services industry is intensely competitive and is characterized by rapid technological change and entry into the field by large and well-capitalized companies. Many of our competitors have substantially greater financial, technical and marketing resources than we do. Our competitors include Internet-focused aggregators and distributors of content, individual national and international electronic news and information services, and traditional content providers seeking new markets for their content or seeking direct relationships with distributors.

     We expect competition to continue to increase as the market for content aggregation increases, as current competitors improve their offerings, as new competitors attempt to enter the market, and as traditional content providers seek new markets for their content and direct relationships with distributors. While we believe our continued investment in content, new products and technology, as well as the expansion of our distributor partnerships will continue to favorably position us in the market, it is possible that our competitors may acquire significant market share and we may not be able to retain our customers.

     Furthermore, increased competition on the basis of price, delivery systems or otherwise, may require us to implement price reductions or increase our spending on marketing or software development, which could have a material, adverse affect on our business and operating results.

If We Are Unable to Maintain Our Reputation and Expand Our Name Recognition, We May Have Difficulty Attracting New Business and Retaining Current Customers and Employees

     We believe that establishing and maintaining a good reputation and name recognition are critical for attracting and retaining customers and employees. We believe that the importance of reputation and name recognition will increase due to the growing number of providers of Internet services. If our reputation is damaged or if potential customers are not familiar with us, we may be unable to attract new, or retain existing, customers and employees. Promotion and enhancement of our name will depend largely on our success in continuing to provide effective services. If customers do not perceive our services to be effective or of high quality, our brand name and reputation will suffer.

Some of Our Customers Are Recently Established Internet Companies Who Pose Credit Risks

     While we continue to attract and retain large and mid-sized, established customers, a number of our customers are smaller Internet companies with limited operating histories, who operate at a loss and have limited cash reserves and limited access to additional capital. With some of these customers, we have experienced difficulties collecting accounts receivable. In addition, we lost over 90 customers directly due to the failure of their business models to sustain operations. As a result, our bad debt expense for the year ended June 30, 2001, was approximately $824,000, an increase of $598,000 over the previous fiscal year. We may continue to encounter these difficulties in the future. If any significant part of our customer base continues to experience economic difficulties or is unable to pay our fees, for any reason, our business would be materially, adversely affected.

We Could Face Additional Risks and Challenges as We Expand Internationally and May Face Unexpected Costs in Developing International Revenues

     We have created a foreign corporation in anticipation of expanding to international operations. If our revenues from international operations do not exceed the expense of establishing and maintaining these operations, our business, financial condition and operating results may be materially, adversely affected. We have only limited experience in international operations and we may not be able to capitalize on our investment in these markets.

     In addition, there are risks inherent in doing business internationally, including unexpected changes in regulatory requirements, potentially adverse tax consequences, export restrictions and controls, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political instability, fluctuations in currency exchange rates, and seasonal reductions in business activity during the summer months. Any of these risks could have a material, adverse affect on the success of our international operations and on our business, financial condition and operating results.

Unauthorized Break-ins to Our Systems Could Harm Our Business

     Although we have implemented strict security policies and perimeter defenses, our computer and telecommunications systems are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions in, delays in or loss of data. In addition, unauthorized persons may improperly access our data. Any intrusions may harm us and may be very expensive to remedy and could damage our reputation and discourage new and existing customers from using our service.

If Equipment Failures Interrupt the Distribution of Content to Our Customers, We Could Lose Customers and Our Reputation May Be Adversely Affected

     We rely on third-party telecommunications networks for the distribution of our content. Any failure of these networks could interrupt or delay our service, which could lead to customers canceling contracts and could damage our reputation and our ability to attract additional customers.

     Substantially all of our computer and communications hardware resides in one location in Alexandria, Virginia. Any disaster, power outage or system failure that causes interruptions in our ability to provide our services to our customers could reduce customer satisfaction and our ability to attract additional customers.

Losing Major Content Providers May Leave Us With Insufficient Breadth Of Content To Retain And Attract Customers

     We do not generate original content and are therefore highly dependent upon third-party content providers. If we were to lose one of our major content providers and were not able to obtain similar content from another source, our services would be less attractive to customers. In addition, we cannot be certain that we will be able to license content from our current or new providers on favorable terms in the future, if at all.

We Depend on Key Personnel

     Our future success will depend to a significant extent on the continued services of our senior management and other key personnel. We do not maintain "key person" life insurance for any of our personnel. Our future success will also depend on our ability to attract, retain and motivate other highly skilled employees. Companies in our industry compete intensely to hire and retain qualified personnel and if we are not able to attract the employees we need or retain the services of those we have hired, our business operations would be materially, adversely affected.

Our Common Stock Price is Volatile and Could Fluctuate Significantly

     The trading price of our Common Stock has been, and may continue to be, subject to wide fluctuations. Our stock is traded on the Over-the-Counter Bulletin Board of the National Association of Securities Dealers, which limits our exposure to market analysts, and in turn may limit our volume of trading. During fiscal year 2001, the closing prices of our Common Stock ranged from $0.75 to $6.125. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements of technological innovations or new products by us or our competitors; the operating and stock price performance of other companies that investors may deem comparable; and news reports relating to trends in our markets.

     In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our Common Stock, regardless of our operating performance.

Potential Acquisitions and Strategic Investments May Result in Increased Expenses, Difficulties in Integrating Target Companies and Diversion of Management's Attention

     We anticipate that from time to time, we may consider acquisitions of assets or businesses that we believe may enable us to obtain complementary skills and capabilities, offer new services, expand our customer base or obtain other competitive advantages. Growth through acquisitions involves potential risks, including, but not limited to, the diversion of management's attention during the acquisition process; costs, delays and difficulties of integrating the acquired company's operations, technology and personnel into our operations; the adverse affect on earnings of amortizing any intangible assets acquired; the issuance of new equity securities diluting the holdings of existing stockholders; and the uncertainty of working with new employees and customers.

We Do Not Intend to Pay Dividends

     We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings for funding growth and, therefore, do not expect to pay any cash dividends in the foreseeable future.

Our Executive Officers, Directors and 5% or Greater Stockholders Significantly Influence All Matters Requiring Stockholder Vote

     Our executive officers and directors, in the aggregate, beneficially own approximately 50% of our outstanding common stock. As a result, our executive officers and directors are able to significantly influence the outcome of all matters requiring approval by our stockholders, including the election of directors and approval of significant transactions. This concentration of ownership could delay, deter or prevent a change of control and could adversely affect the price that investors are willing to pay in the future for shares of our common stock.


Item 7A.  Quantitative and Qualitative Disclosure about Market Risk.

     None.

Item 8.   Financial Statements and Supplementary Data

     The information required by this item is set forth under Item 14, which is incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                              PART III

The information required by Items 10, 11, 12 and 13 of Part III of Form 10-K has been omitted in reliance on General Instruction G(3) to Form 10-K and is incorporated herein by reference to our proxy statement to be filed with the Securities and Exchange Commission ("SEC") pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended.


Item 10.  Directors and Executive Officers of the Registrant


Item 11.  Executive Compensation


Item 12.  Security Ownership of Certain Beneficial Owners and Management


Item 13.  Certain Relationships and Related Transactions

                         PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K

          (a)  1.  Financial Statements

               Report of Independent Auditors               F-1

               Balance Sheets at June 30, 2001 and 2000     F-2

               Statements of Operations for the fiscal
                 years ended June 30, 2001, 2000, and 1999  F-3

               Statements of Stockholders' Equity (Deficit)
                 for the fiscal years ended June 30, 2001,
                 2000 and 1999                              F-4

               Statements of Cash Flows for the fiscal
               years ended June 30, 2001, 2000 and 1999     F-5

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

               None

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

                10.16 First Amendment to Comtex Scientific Corporation 1995
                      Stock Option Plan, effective September 15, 1997, dated February 7, 2000.

                10.17 Second Amendment to Comtex Scientific Corporation 1995
                      Stock Option Plan, effective December 2, 1999, dated February 7, 2000.

                10.18 Third Amendment to Comtex News Network, Inc. 1995 Stock
                      Option Plan, effective December 7, 2000, dated
                      June 1, 2001.

                10.19 Second Amendment to Amended, Consolidated and Restated
                      10% Senior Subordinated Secured Note between the Company and AMASYS Corporation dated as of August 31, 2001.

                23    Consent of Independent Auditors.

                             SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  September 28, 2001


COMTEX NEWS NETWORK, INC.


By: /s/ Charles W. Terry                By:  /s/ Robin Y. Deal
    Charles W. Terry                    Robin Y. Deal
    President and Chief Executive       Vice President, Finance &
    Officer                             Accounting
    (Principal Executive Officer)       (Principal Financial and
                                         Accounting Officer)


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DIRECTORS:

Signature                    Title                  Date
---------                    -----           ------------------

/s/ C.W. Gilluly, Ed.D.      Chairman        September 28, 2001
C.W. Gilluly, Ed.D.          and Director

/s/ John S. Brunette         Director        September 28, 2001
John S. Brunette

/s/ Erik Hendricks           Director        September 28, 2001
Erik Hendricks

/s/ Robert A. Nigro          Director        September 28, 2001
Robert A. Nigro

/s/ John D. Sanders, Ph.D.   Director        September 28, 2001
John D. Sanders, Ph.D.

/s/ Charles W. Terry         Director,       September 28, 2001
Charles W. Terry             President and CEO

                 REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
COMTEX News Network, Inc.

We have audited the accompanying balance sheets of COMTEX News Network, Inc. as of June 30, 2001 and 2000 and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of COMTEX News Network, Inc. at June 30, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States.


                                             /s/Ernst & Young LLP

McLean, Virginia
August 24, 2001
PAGE>

                                 COMTEX NEWS NETWORK, INC.
                                 BALANCE SHEETS AT JUNE 30,


                                                                       2001               2000
                                                                 -------------       ------------
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents                                        $    367,493        $ 1,655,222
Accounts Receivable, Net of Allowance of
approximately $554,000 and $314,000 at
June 30, 2001 and June 30, 2000,
respectively                                                        1,897,983          2,086,701
                                                                -------------       ------------
Prepaid Expenses and Other Current Assets                             367,112            185,692

          TOTAL CURRENT ASSETS                                      2,632,588          3,927,615

    PROPERTY AND EQUIPMENT, NET                                     3,730,653          1,829,060

    DEPOSITS AND OTHER ASSETS                                         201,802            219,978
                                                                -------------       ------------
TOTAL ASSETS                                                     $  6,565,043        $ 5,976,653
                                                                =============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES:
       Accounts Payable and Accrued Expenses                     $  2,501,834        $ 2,551,775
       Note Payable                                                        -              60,000
                                                                -------------       ------------
          TOTAL CURRENT LIABILITIES                                 2,501,834          2,611,775

    LONG-TERM LIABILITIES:
       Long-Term Note Payable - Affiliate                             953,954            986,954
                                                                -------------       ------------
          TOTAL LONG-TERM LIABILITIES                                 953,954            986,954
                                                                -------------       ------------
TOTAL LIABILITIES                                                   3,455,788          3,598,729

COMMITMENTS AND CONTINGENCIES  (Notes 11 and 13)

STOCKHOLDERS' EQUITY
Common Stock, $0.01 Par Value - Shares
Authorized:  18,000,000; Shares issued and
outstanding:  10,191,373 and 9,967,897,
respectively                                                          101,914             99,679
Additional Capital                                                 11,867,469         11,403,826
Accumulated Deficit                                                (8,860,128)        (9,125,581)
                                                                -------------       ------------
          Total Stockholders'  Equity                               3,109,255          2,377,924
                                                                -------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $  6,565,043        $ 5,976,653
                                                                =============       ============

The accompanying "Notes to Financial Statements" are an Integral part of these financial statements

                                              COMTEX NEWS NETWORK, INC.
                                              STATEMENTS OF OPERATIONS

                                                              Fiscal Year Ended June 30,
                                                    2001                 2000                1999
                                                 -----------         ------------         ----------
Revenues                                         $16,597,518         $ 12,645,344        $ 7,557,397

Cost of Revenues                                   4,677,945            3,822,385          2,813,841
                                                 -----------         ------------         ----------
Gross Profit                                      11,919,573            8,822,959          4,743,556

Operating Expenses
Technical Operations & Support                     3,242,673            2,111,843            928,073
Product Development                                  605,433              455,834            270,070
Sales and Marketing                                2,710,316            2,281,350          1,280,887
General and Administrative                         3,962,681            2,422,394          1,617,136
Stock-based Compensation                             314,600                 -                  -
Depreciation and Amortization                        773,672              243,075            105,257
                                                 -----------         ------------         ----------
Total Operating Expenses                          11,609,375            7,514,496          4,201,423
                                                 -----------         ------------         ----------
Operating Income                                     310,198            1,308,463            542,133

Other income/(expense)
Interest Expense                                    (102,698)            (106,121)           (86,680)
Interest Income                                       68,915               52,586              1,009
Other Income/(Expense)                                (8,859)             (12,987)              -
                                                 -----------         ------------         ----------
     Other Expense, net                              (42,642)             (66,522)           (85,671)

Income Before Income Taxes                           267,556            1,241,941            456,462

Income Taxes                                           2,103                  444                441
                                                 -----------         ------------         ----------
Net Income                                       $   265,453         $  1,241,497         $  456,021
                                                 ===========         ============         ==========


Basic Earnings Per Common Share                  $       .03         $        .14         $      .06
                                                 ===========         ============         ==========
Weighted Average Number of Common Shares          10,026,735            9,051,214          7,984,389
                                                 ===========         ============         ==========
Diluted Earnings Per Common Share                $       .02         $        .10         $      .04
                                                 ===========         ============         ==========
Weighted Average Number of Shares
  Assuming Dilution                               13,969,090           12,669,045         11,343,804
                                                 ===========         ============         ==========

The accompanying "Notes to Financial Statements" are an Integral part of these financial statements

                              COMTEX NEWS NETWORK, INC.
       STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) FOR THE FISCAL YEARS ENDED
                           JUNE 30, 2001, 2000 AND 1999

                                  Common Shares Outstanding
                                  --------------------------                                  Total
                                  Number of       Par      Additional     Accumulated     Stockholders'
                                   Shares        Value      Capital         Deficit     Equity/(Deficit)
                                 ----------   ----------   -----------   --------------  ---------------
Balance at June 30, 1998          7,896,231  $   78,962   $ 9,987,098   $  (10,823,099)   $ (757,039)

     Exercise of Stock Options      154,492       1,545        18,995                         20,540
     Issuance of Stock - ESPP        73,707         737        25,708                         26,445
     Net Income                                                                 456,021       456,021
                                 ----------  ----------   -----------   --------------   ---------------
Balance at June 30, 1999          8,124,430      81,244    10,031,801      (10,367,078)     (254,033)

     Exercise of Stock Options      524,647       5,247        75,043                         80,290
     Issuance of Stock - ESPP        18,820         188        47,243                         47,431
     Private Placement Shares     1,300,000      13,000     1,249,739                      1,262,739
     Net Income                                                              1,241,497     1,241,497
                                 ----------  ----------   -----------   --------------   ---------------
Balance at June 30, 2000          9,967,897      99,679    11,403,826       (9,125,581)    2,377,924
                                 ==========  ==========   ===========   ==============   ===============

     Exercise of Stock Options      134,180       1,342        62,574                         63,916
     Issuance of Stock - ESPP        89,296         893        86,469                         87,362
     Stock-based compensation                                 314,600                        314,600
     Net Income                                                                265,453       265,453
                                 ----------  ----------   -----------   --------------   ---------------
Balance at June 30, 2001         10,191,373  $  101,914   $11,867,469   $   (8,860,128)   $3,109,255
                                 ==========  ==========   ===========   ==============   ===============

The accompanying "Notes to Financial Statements" are an Integral part of these financial statements

                   COMTEX NEWS NETWORK, INC.
                   STATEMENTS OF CASH FLOWS

                                                                          Fiscal Year Ended
                                                                               June 30,
                                                              -----------------------------------------
                                                                    2001           2000          1999
                                                              -----------     ------------   ----------
Cash Flows from Operating Activities:
     Net Income                                                 $ 265,453     $  1,241,497   $  456,021
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and Amortization Expense                        773,672          243,075      105,256
     Bad Debt Expense                                             823,850          225,500      349,045
    Stock-based compensation                                      314,600             -            -
     Loss  on disposal of assets                                    8,859          166,238         -
     Changes in Assets and Liabilities:
        Accounts Receivable                                      (635,132)        (971,864)    (807,380)
        Prepaid Expenses and Other Current Assets                (181,420)        (113,030)     (53,150)
        Deposits and Other Assets                                  18,176         (165,786)         250
        Accounts Payable and Accrued Expenses                     (49,941)         977,171      565,208
                                                              -----------     ------------   ----------
    Net Cash provided by Operating Activities                   1,338,117        1,602,801      615,250

Cash Flows from Investing Activities:
Purchases of Property and Equipment                            (2,684,124)      (1,395,772)    (642,708)
Proceeds from Disposal of Assets                                      -              2,450          -
                                                              -----------     ------------   ----------
    Net Cash used in Investing Activities                      (2,684,124)      (1,393,322)    (642,708)

Cash Flows from Financing Activities:
    Proceeds from Notes Payable                                       -               -             -
Repayments on Notes Payable                                       (93,000)         (40,000)     (94,660)
Proceeds from Issuance of Stock - Private Placement                   -          1,262,739          -
Proceeds from Issuance of Stock - Employee Stock Purchase Plan     87,362           47,431       26,445
Proceeds from Exercise of Stock Options                            63,916           80,290       20,540
                                                              -----------     ------------   ----------
    Net Cash provided by (used in) Financing Activities            58,278        1,350,460      (47,675)
                                                              -----------     ------------   ----------
Net Increase (decrease) in Cash and Cash Equivalents           (1,287,729)       1,559,939      (75,133)

Cash and Cash Equivalents at Beginning of Period                1,655,222           95,283      170,416
                                                              -----------     ------------   ----------
Cash and Cash Equivalents at End of Period                     $  367,493     $  1,655,222   $   95,283
                                                               ==========     ============   ==========

The accompanying "Notes to Financial Statements" are an Integral part of these financial statements
                                              F-5

                      COMTEX NEWS NETWORK, INC.
                   NOTES TO FINANCIAL STATEMENTS
                           JUNE 30, 2001

1. THE COMPANY

          COMTEX News Network, Inc. (the "Company" or "COMTEX") is
a leading business-to-business "infomediary" providing real-time news content to business information retailers serving the financial services, individual and institutional investor, wireless
and corporate information markets.   We employ internally developed
technology to aggregate and process an average of 20,000 full news stories a day from over 70 content sources. We aggregate the information to create and deliver real-time, subject-specific headline, summary and full story news and information products.
Our network of distributors includes over one thousand web sites and corporate information applications that benefit from receiving up-to-the-minute information delivered in an industry standard format, enhanced with keywords, metadata, stock ticker symbols and organized by subject. Our news products are read by millions of end-users.

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

     AMASYS Corporation, ("AMASYS") (the successor corporation to Infotechnology, Inc., "Infotech"), a Delaware corporation, legally or beneficially controls 4,693,940 (approximately 46%) of the issued and outstanding shares of the Company. Of the Company's common stock owned by AMASYS, 2,540,503 shares are subject to option by C.W. Gilluly, Ed.D., the Chairman of the Board of Directors of both the Company and AMASYS. Dr. Gilluly and his spouse, Marny Gilluly, (the "Gillulys") also directly own options to acquire an additional 1,804,003 shares of the Company's common stock.

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

Revenue Recognition

     Information services revenues are recognized as services are rendered based on contractual terms such as usage, fixed fee, percentage of distributor revenues or other pricing models. Effective April 1, 2001, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. Previously, the Company recognized revenue for start-up fees upon execution of a contract for content services. The Company routinely completed implementation of its content feed to the customer at the time of execution. Under the new accounting method adopted, the Company now defers start-up fee revenues over the initial term of the contract. The cumulative effect of the change was not material to the financial statements of the Company. Data communications revenues are recognized in accordance with contract terms as costs are incurred. Amounts received in advance are deferred and recognized over the service period.

Research and Development

     The Company conducts ongoing research and development in the areas of product enhancement and quality assurance. Such costs are expensed as incurred. Costs for fiscal years 2001, 2000 and 1999 were approximately $605,000, $456,000 and $270,000, respectively.

Property and Equipment

     Property and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred and the cost of renewals and betterments are capitalized.

     Depreciation and amortization are computed using the straight-line method over the estimated lives of the related assets - five years for furniture and fixtures, computer equipment and software development and three years for purchased software. Leasehold improvements are amortized using the straight-line method over the lesser of the lease term or the estimated useful lives of the related assets.

     Upon retirement or sale, the cost and related accumulated depreciation or amortization of assets are removed from the accounts and any resulting gain or loss is included in the determination of net income.

Software for Internal Use

     The Company has adopted the provisions of Statement of Position No. 98-1 (SOP 98-1) Accounting for the Costs of Computer Software for Internal Use. SOP 98-1 requires the capitalization of certain costs incurred in the development process. Capitalized costs consist of certain external direct costs of third party software integrated into the Company's product, development services performed by consultants and payroll costs for employees who are directly associated with the development process.

Income Taxes

     Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse.

Stock Based Compensation

      The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of the grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and, accordingly, recognizes no compensation expense for the stock option grants under the Stock Option Plan.

Risks and Uncertainties

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company periodically performs credit evaluations of its customers' financial condition and generally does not require collateral on accounts receivable. As of June 30, 2001 and 2000, none of the Company's customers accounted for 10% or more of gross revenues. The Company maintains reserves on accounts receivable and to date credit losses, in the aggregate, have not exceeded management's expectations.

Earnings per Common Share

     Basic earnings per share ("EPS") is calculated by dividing net earnings available to common shares by weighted average common shares outstanding. Diluted EPS is calculated similarly, except that it includes the dilutive effect of the assumed exercise of stock options.

Fair Value of Financial Instruments

     Accounts receivable, accounts payable, accrued expenses and other current assets and liabilities are carried at amounts which reasonably approximate their fair values because of the relatively short maturity of those instruments. It is not practical to estimate the fair value of the Company's Long-term Note Payable to Affiliate due to its unique nature.

Recent Pronouncements

     In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133, which was implemented in fiscal year 2001. The adoption of SFAS No. 133, as amended, did not have a significant effect on the Company's financial statements.

    In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

    The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. Application of the non-amortization provisions of the Statement is not expected to result in a material change in net income. If necessary, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of July 1, 2002, and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

Reclassifications

     Certain fiscal year 2000 and 1999 amounts have been reclassified to conform to the fiscal year 2001 presentation.


3.  RELATED PARTY TRANSACTIONS

Note Payable to AMASYS

     In June 1999, the Company executed an amended Note to AMASYS to incorporate outstanding interest of approximately $254,000 into the principal amount of the note payable to AMASYS due July 1, 2002. The Note bears interest at a rate of 10% on the principal balance of $953,954 at June 30, 2001. Principal payments of $33,000 were made during fiscal year 2001 on the balance of $986,954 at June 30, 2000. The Note is collateralized by a continuing interest in all receivables, all products of such receivables and the proceeds thereof, all purchase orders, and all patents and technology now or hereafter held or received by the Company.

     Approximately $97,000, $105,000 and $28,000 in interest was paid to AMASYS during the fiscal years ended June 30, 2001, 2000 and 1999, respectively.

     During August 2001, AMASYS and COMTEX signed an amendment to the Note Payable to AMASYS, (Second Amendment to Amended, Consolidated and Restated 10% Senior Subordinated Secured Note) (the "Amended Note") extending the term of the note until July 1, 2008. In addition to the extension of the term, the Amended Note includes a provision for AMASYS to convert all or a portion of the outstanding principal amount, plus accrued interest, into common stock of COMTEX. The Amended Note is convertible at a price of $1.00 per share, which price increases by $0.10 upon each anniversary of the amendment.

Stock Option Transfer

     During fiscal year 2001, the Gillulys transferred 242,000 of their stock options, which are fully exercisable at $0.10 per share, to certain members of management. This transfer resulted in compensation expense to the Company of $314,600.

4. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at June 30:

                                             2001                  2000
                                        -------------      ---------------
Computer Equipment                      $   2,656,134       $    1,361,937
Furniture and Fixtures                        435,816              178,679
Software and Software Development           2,258,897            1,291,898
Leasehold Improvements                        183,204               38,722
Other Equipment                                14,064               14,064
                                        -------------      ---------------
                                            5,548,115            2,885,300
Less Accum. Depreciation & Amort.          (1,817,462)          (1,056,240)
                                        -------------      ---------------
Net                                     $   3,730,653       $    1,829,060
                                        =============      ===============

     Depreciation expense for the fiscal years ended June 30, 2001, 2000 and 1999 was $432,000 $136,000 and $93,000, respectively.
Amortization expense was $342,000, $107,000 and $12,000 for the fiscal years ended June 30, 2001, 2000 and 1999, respectively.

5.  NOTES PAYABLE

     Notes payable consisted of the following at June 30:

                                             2001         2000
                                          ---------   ----------
Note Payable to Century National Bank     $    -      $ 60,000

Less Current Portion                           -        60,000
                                          ---------   ----------
Total Long-Term Notes Payable             $    -      $   -
                                          =========   ==========

     Approximately $2,000, $7,000 and $18,000 in interest was paid to Century National Bank during the fiscal years ended June 30, 2001, 2000 and 1999, respectively.

     In September 1997, the Company obtained a $50,000 line of credit and a $140,000 three year term loan from Century National Bank with annual principal repayments of $40,000, $40,000 and $60,000 due September 1998, September 1999 and September 2000, respectively. Both facilities were guaranteed by C.W. Gilluly, Ed.D. The line of credit facility was renewed for one year in December 1998. In May 1999, the line of credit was increased to $250,000 bearing interest at a rate of prime plus one percent annually (8.75% at June 30, 1999). The Company opted not to renew the line of credit at the end of its one-year term. The term note bore interest at a rate of prime plus two percent annually and was paid in full as of September 2000.

     In June 2001, the Company obtained a $500,000 line of credit with Century National Bank. The line of credit is collateralized by a security interest in all inventory, chattel paper, accounts, equipment and general intangibles. The line of credit bears interest at the Prime Rate and expires June 29, 2002. The Company is subject to certain financial covenants pursuant to the line of credit, including working capital, cash flow coverage, debt service coverage and tangible net worth requirements. At June 30, 2001, the Company was in compliance with all debt covenants.

6.  NET INCOME PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                          Fiscal Year Ended June 30,
                                    2001            2000               1999
                                ------------     -----------       -----------
Numerator:
 Net Income                     $    265,453     $ 1,241,497       $   456,021
                                ============     ===========       ===========
Denominator:
 Denominator for basic earnings
per share - weighted average
shares                            10,026,735       9,051,214         7,984,389

Effect of dilutive securities:
 Stock Options                     3,942,355       3,617,831         3,359,415
                                ------------     -----------       -----------
 Denominator for diluted
   earnings per share             13,969,090      12,669,045        11,343,804
                                ============     ===========       ===========

Basic Earnings Per Share          $      .03      $      .14        $      .06

Diluted Earnings Per Share        $      .02      $      .10        $      .04


7. INCOME TAXES

     Income taxes included in the Statements of Operations consist principally of state income taxes and local franchise taxes. The tax provision for continuing operations differs from the amounts computed using the statutory federal income tax rate as follows:

                                                     2001      2000      1999
                                                    -------    -----    ------
Provision at statutory federal income tax rate        34%      34%       34%
Provision  - state income tax                          4        4         4
Change in valuation allowance                        (38)     (38)      (38)
                                                    -------    -----    ------
 Effective income tax rate                             0%       0%        0%
                                                    =======    =====    ======

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes.

     Significant components of the deferred tax assets and liabilities were as follows:

                                                               As of June 30,
                                                             2001           2000
                                                           ----------  ----------
Deferred tax assets:
    Net operating loss carryforwards - Operations          $  608,771  $  728,859
    Net operating loss carryforwards - NQSOs                  144,484     128,904
    Amortization                                               26,167      26,167
    Allowance for bad debts                                   210,480     119,446
    Options to Executives                                     129,808          -
    Accrued vacation, bonus and commissions                    59,776     169,413
    Note receivable reserve                                    34,132      34,132
    Alternative minimum tax credit carryforward                19,865      19,865
    Deferred revenue and charitable contributions               4,887          -
                                                           ----------  ----------
        Total deferred tax assets                           1,238,370   1,226,786

Deferred tax liabilities:
    Depreciation                                             (137,070)    (19,876)
                                                           ----------  ----------
        Total deferred tax liabilities                       (137,070)    (19,876)
                                                           ----------  ----------
            Deferred tax assets less liabilities            1,101,300   1,206,910

            Less:  Valuation Allowance                     (1,101,300) (1,206,910)

Net deferred tax asset (liability)                         $     -     $     -
                                                           =========== ===========

The Company has net operating loss (NOL) and business tax credit carryforwards available to offset future taxable income of approximately $2,000,000 as of June 30, 2001. The net change in valuation allowance during 2001 was a decrease of approximately $106,000. These NOL and ITC carryforwards expire beginning in the year 2002.

8.  STOCK OPTION PLAN

     The Company's 1995 Stock Option Plan (the "1995 Plan") provides for both incentive stock options within the meaning of
Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options to purchase shares by key employees, consultants and directors of the Company. The Company has 3,901,935 shares reserved for issuance under the 1995 Plan as of June 30, 2001, subject to annual increases as determined by the Board of Directors. The exercise price of an incentive stock option is required to be at least equal to 100% of the fair market value of the Company's common stock on the date of grant (110% of the fair market value in the case of options granted to employees who are 10% shareholders). The exercise price of a non-qualified stock option is required to be not less than the par value, nor greater than the fair market value, of a share of the Company's common stock on the date of the grant. The term of an incentive or non-qualified stock option may not exceed ten years (five years in the case of an incentive stock option granted to a 10% stockholder).

    Information with respect to stock options under the 1995 Plan is as follows:

                        2001                    2000                    1999
               ------------------------------------------------------------------------
                             Weighted                Weighted                  Weighted
                              Average                 Average                   Average
                             Exercise                Exercise                  Exercise
                   Shares       Price      Shares       Price      Shares         Price
               ------------------------------------------------------------------------
Outstanding at
beginning of
year            1,633,805    $   0.84   1,767,583   $   0.25    1,554,412      $   0.14

Granted           717,125        2.45     548,500       2.17      398,000          0.62

Exercised       ( 134,180)       0.48   ( 514,147)      0.15    ( 154,492)         0.13

Expired/
Forfeited        (252,660)       2.90    (168,131)      1.02      (30,337)         0.26
               -----------              ----------              ----------

Outstanding at
end of year     1,964,090        1.19   1,633,805       0.84    1,767,583          0.25
               ===========              ==========              ==========

Options
exercisable at
year-end        1,208,700        0.52   1,119,353       0.30    1,417,718          0.18

Weighted
average fair
value of
options
granted                       $  1.98                 $ 1.80                     $ 0.62

The following table summarizes information about the stock options outstanding at June 30, 2001:

                    Outstanding                                 Exercisable
------------------------------------------------------   --------------------------
                                             Weighted-
                              Weighted-       Average                     Weighted-
    Exercise     Number of     Average       Remaining                    Average
     Price        Shares      Exercise     Contractual    Number of       Exercise
                               Price       Life (years)      Shares        Price
------------------------------------------------------   --------------------------
  $ 0.10-0.36      992,475    $   0.18         5.44          992,475    $  0.18
  $ 1.05-1.97      404,125    $   1.70         9.16           70,640    $  1.51
  $ 2.05-4.88      567,490    $   2.59         8.87          145,585    $  2.38
                 ---------                                 ---------
                 1,964,090                                 1,208,700

     The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost for the Company's stock option plan been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under SFAS No. 123, the Company's net income/(loss) in fiscal years 2001, 2000 and 1999 would have been approximately $(45,016), $1,052,000 and $328,000, or $ .00, $ .12 and $ .04 per share, respectively.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model. The following weighted-average assumptions were used for grants: dividend yield of 0%; expected volatility of 1.10 to 1.56; expected life of the option term of 5 years and risk-free interest rate of 4.82% to 6.22%.


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

10. SUPPLEMENTARY INFORMATION

Income Statement

     The following income statement items were charged to costs and expenses:

                                            Fiscal Year Ended June 30,
                                       2001            2000              1999
                                   -----------     -----------     --------------
Maintenance and Repairs            $  150,878      $    96,685     $       48,355

Advertising and Promotion Costs       369,522          241,437             74,033

Royalties                           4,257,494        3,205,744          2,014,141


Allowance for Doubtful Accounts

     The following table summarizes activity in the allowance for doubtful accounts:

                                        Fiscal Year Ended June 30,
                                        --------------------------
                                  2001             2000              1999
                             -----------       ----------       -----------
    Beginning Balance        $   314,331       $  350,868       $    66,916

     Additions                   823,850          225,500           349,045

    Write-Offs                  (584,285)        (262,037)          (65,093)
                             -----------       -----------      ------------
    Balance at End of Year   $   553,896       $  314,331       $   350,868
                             ===========       ===========      ============

11. COMMITMENTS AND CONTINGENCIES

     The Company leases office space under noncancelable operating leases that expire beginning August 31, 2002. The leases require fixed escalations and payment of property taxes, insurance and maintenance costs.

     The future minimum rental commitments under operating leases are as follows:

       Fiscal year ending             Minimum Rental
         ending June 30,               Commitments
      -------------------         ------------------
              2002                          561,197
              2003                          234,306
              2004                           28,492
        2005 and beyond                           -
                                  ------------------
                                        $   823,995
                                  ==================

     Rent expense under all operating leases totaled approximately $554,000, $278,000 and $192,000 for the fiscal years ended June 30, 2001, 2000 and 1999, respectively.

     The Company has filed a collection action against a former customer in the United States District Court for the Eastern District of Virginia for payments owed under contracts with the defendant corporation. The defendant corporation filed an Answer and Counterclaim alleging COMTEX breached its agreement and seeks damages of $1,000,000 for lost business, loss of reputation and good will. The Company intends to vigorously defend itself against the allegations in the counterclaim.


12. 401(K) PLAN

     The Company has a 401(k) plan available to all full-time employees who meet a minimum service requirement. Employee contributions are voluntary and are determined on an individual basis with a maximum annual amount equal to the maximum amount allowable under federal tax regulations. All participants are fully vested in their contributions. The 401(k) plan provides for discretionary Company contributions. The Company did not make any contributions during the fiscal years ended June 30, 2001, 2000 and 1999.

13.  SUBSEQUENT EVENTS

     The Company was named as a defendant in a lawsuit filed in the United States District Court for the Northern District of Alabama, Northeastern Division on August 25, 2000. The suit was captioned Clyde Collins Pearson (the "Plaintiff") Individually and In His Capacity As Representative of the Class of Emulex Corporation Shareholders Similarly Situated v. Internet Wire, Inc.; Comtex News Network, Inc.; and Emulex Corporation. The suit related to Plaintiff's sale of Emulex Corporation stock in response to a false news release disseminated by or on behalf of various defendants, including the Company. The complaint alleged that the defendants failed to take reasonably necessary precautions to prevent the distribution of the false press release attributed to Emulex. Plaintiff sought $120,000 in actual damages, and additional punitive damages. The Company filed a motion to dismiss the complaint, which was granted by the Court and the case was dismissed July 5, 2001. The time for filing a notice of appeal has since expired.


14.  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended June 30, 2001 and 2000. The results for the quarter ended September 30, 2000 reflect an adjustment related to stock-based compensation, which was not included in Form 10-Q for that period.

                                                        Quarter Ended:
                                     ----------------------------------------------------
                                     September 30,  December 31,   March 31,    June 30,
                                         2000          2000          2001         2001
                                     ------------  ------------- -----------  -----------
Revenues                             $  4,161,097  $ 4,324,648   $ 4,306,391  $ 3,805,382
Gross Profit                            3,000,876    3,168,716     3,134,803    2,615,178
Net Income/(Loss)                         173,191      112,388        70,179     (90,305)
Net Income/(Loss) per share,
basic                                $       0.02  $      0.01   $      0.01  $    (0.01)
Shares used in per share
calculation, basic                      9,968,150    9,982,881    10,062,307   10,093,602
Net Income per share, diluted
                                     $       0.01  $      0.01   $      0.01  $    (0.01)
Shares used in per share
calculation, diluted                   13,785,500   13,814,914    14,062,685   14,213,260

                                                        Quarter Ended:
                                     ----------------------------------------------------
                                      September 30, December 31,  March 31,     June 30,
                                          1999         1999         2000          2000
                                     ------------  ------------- -----------  ----------
Revenues                              $ 2,408,894  $ 2,900,551   $ 3,369,881  $ 3,966,018
Gross Profit                            1,599,316    1,967,883     2,402,601    2,853,159
Net Income                                276,865      265,590       317,094      381,948
Net Income per share basic            $      0.03  $      0.03   $      0.03  $      0.04
Shares used in per share
calculation, basic                      8,125,102    8,457,025     9,728,062    9,894,667
Net Income per share, diluted
                                      $      0.02  $      0.02   $      0.02  $      0.03
Shares used in per share
calculation, diluted                   12,100,225   12,329,142    13,015,757   13,231,056