Form 10-K405/A
period 2001-06-30
COMTEX NEWS NETWORK INC
filed 2001-10-26
CIK 352988

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.

                              FORM 10-K/A

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

                         EXPLANATORY NOTE

     This amendment to the Annual Report for the fiscal year ended June 30, 2001 of COMTEX News Network (the "Company") is being filed by the Company to incorporate Items 10, 11, 12 and 13 of Part III.

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


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                            PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors

     The following table contains information as of October 22, 2001 as to each director of the Company:


Name                     Age    Office Held with Company
----                     ---    ------------------------
C.W. Gilluly, Ed.D.       55    Chairman of the Board

Erik Hendricks            57    Director

Robert A. Nigro           52    Director

Charles W. Terry          50    President, Chief Executive Officer
                                and Director

John D. Sanders, Ph.D.    63    Director

John S. Brunette          42    Director

     C.W. GILLULY, Ed.D., has served as a director and Chairman of the Board of the Company since 1992. Dr. Gilluly served as President of the Company from June 1992 until May 1993, and as Chief Executive Officer from June 1992 until September 1997. Dr. Gilluly has served as Chairman of the Board and President of AMASYS and its predecessor, Infotechnology, Inc., since June 1992.

     ERIK HENDRICKS has served as a director of the Company since 1991. Since 1979 he has served as the Executive Director and Chief Operating Officer of the Pennsylvania Society for the Prevention of Cruelty to Animals, a non-profit humane society.

     ROBERT A. NIGRO has served as a director of the Company since 1991. Mr. Nigro is an investment banker who specializes in corporate development and turnarounds. Since April 1995, Mr. Nigro has served as Chief Executive Officer of SEI Capital AG.
He joined SEI Investments Company as Senior Vice President in November 1993. From 1991 to 1993, Mr. Nigro was Chairman and Chief Executive Officer of the National Abandoned Property Processing Company. Mr. Nigro was associated with the First Boston Corporation in various capacities from 1976 to 1990 including serving as Managing Director in the New York and Atlanta offices. Mr. Nigro also serves as a director of AMASYS.

     CHARLES W. TERRY was appointed President of the Company in August 1994 and has served as a director since December 1994.
Mr. Terry was appointed Chief Executive Officer in September
1997.   From August 1992 until he joined the Company, Mr. Terry
was President of Corporate Cost Management, Inc., an organization specializing in cost management and decisions support software for the healthcare industry. From March 1992 to August 1992, Mr. Terry served as Vice President of Sales and Marketing for Health Payment Review, Inc., a corporation specializing in containment software for health insurance and managed care companies. From 1977 to 1991, Mr. Terry held various key leadership posts in the fields of development, sales, marketing and general management at CompuServe, a leading provider of computer-based information and communication services.

     JOHN D. SANDERS, Ph.D., has served as a director of the Company since 1998. Dr. Sanders serves as a business consultant to emerging technology companies. He was Chairman and Chief Executive Officer of TechNews, Inc., publisher of Washington Technology newspaper, from 1988 to 1996, prior to its sale to The Washington Post Company. In addition, Dr. Sanders has been a Registered Representative of Wachtel & Co., Inc., a Washington D.C.-based stock brokerage firm, since 1968. Dr. Sanders serves on the boards of ITC Learning Corporation, SenSys Tech, Inc. and Hadron, Inc.

     JOHN S. BRUNETTE, has served as a director of the Company since 2000. Mr. Brunette serves as Senior Vice President and General Counsel of Teleglobe Communications Corporation. Mr. Brunette joined Teleglobe as Senior Vice President, General Counsel and Secretary in October 1998. Prior to that, he was Assistant General Counsel of MCI Communications Corporation ("MCI") for over 12 years. During his tenure at MCI, Mr. Brunette was responsible for the finance, securities, and mergers and acquisitions activities of MCI and its subsidiaries. Mr. Brunette has directed numerous transactions involving equity investments, debt issuances, and technologies in the Internet and telecommunications sectors.

Executive Officers
------------------
     The following table contains information as of October 22, 2001 as to the executive officers of the Company who are not also directors of the Company:

       Name                Age    Office Held With Company
       ----                ---    ------------------------
       Robin Y. Deal       37     Vice President, Finance & Accounting

       Slawek Ligier       35     Vice President, Chief Technology Officer


       ROBIN Y. DEAL was appointed Vice President, Finance & Accounting of the Company in January 2001. Ms. Deal is responsible for all of the Company's financial matters. Ms. Deal began her tenure with the Company in 1996 as the Controller and was promoted to Vice President, Finance & Accounting in January 2001. Prior to joining the Company, Ms. Deal was the Controller for Micro Research Industries (a division of Telecommunications Industries, Inc.).

       SLAWEK LIGIER was appointed Vice President, Chief Technology Officer in January 2001. Mr. Ligier, brings 14 years of managerial and technical experience to the Company. Mr. Ligier joined the Company from Intuit Insurance Services (a fully owned subsidiary of Intuit Incorporated) where he served as the Vice President and Chief Technical Officer from 1998 to 2001.
Mr. Ligier not only brings great technical knowledge but also an understanding of the financial industry, which he gained from his previous employment with Ernst & Young LLP from 1996 to 1998 and KPMG in 1994.

     There are no family relationships among the directors or executive officers of the Company.


Compensation of Directors

   During fiscal year 2001, the Company's directors were reimbursed for travel expenses in connection with attendance at Board of Directors' meetings. Non-employee directors of the Company also received a fee of $1,000 for each Board of Directors' meeting attended. Employee directors did not receive additional compensation for Board of Directors' meeting attendance. The Company's directors did not receive any compensation for committee participation during fiscal year 2001.

     In addition to the amounts described above, both Dr.
Sanders and Mr. Brunette provide consulting to the Company on business and financial matters for which they received a monthly retainer of $2,500 during Fiscal Year 2001.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Exchange Act requires the Company's officers, directors and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by the regulation to furnish the Company with copies of the Section 16(a) forms which they file.

    To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, and written representations that no other reports were required during the fiscal year beginning July 1, 2000 and ended June 30, 2001, all
Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent shareholders were complied timely.


Item 11.  Executive Compensation

Summary Compensation Table

     The following table sets forth information concerning all compensation paid or accrued by the Company to its Chief
Executive Officer, President and the other executive officers of the Company who earned total salary and bonus in excess of $100,000 during the fiscal year ended June 30, 2001
(collectively, the "Named Executive Officers"):

                                      Annual Compensation           Long-Term
                                                                   Compensation
                                                                      Awards
       Name and             Fiscal                               Shares Underlying      All Other
   Principal Position       Year      Salary           Bonus          Options         Compensation

C.W. Gilluly <F1>           2001    $  74,149             -              -                 -
Chairman                    2000    $  70,123             -              -                 -
                            1999    $  61,553             -              -                 -

Charles W. Terry <F2>       2001    $ 194,492        $   32,777          -                 -
President and               2000    $ 169,438        $  295,715          -                 -
Chief Executive Officer     1999    $ 154,897        $  103,851      736,500 <F7>          -

Robin Y. Deal <F3>          2001    $  93,484        $   12,500       50,000 <F6>          -
Vice President, Finance     2000    $  70,720        $    4,860       12,000 <F6>          -
 & Accounting               1999    $  63,807        $    5,775       25,500 <F8>          -

Deborah W. Ikins <F4>       2001    $ 176,386 <F10>       -           40,000 <F6>          -
Executive Vice President    2000    $ 253,287 <F10>  $   32,760       45,000 <F6>          -
                            1999    $ 128,295 <F10>  $   11,205       95,500 <F9>          -

Sheri Robey-Lapan <F5>      2001    $ 140,306             -           33,000 <F6>          -
Vice President, Marketing   2000    $  95,950        $   18,428       83,000 <F6>          -
and Corporate Strategy      1999        -                 -                -               -

<F1>  Dr. Gilluly served as President of the Company from June
      1992 until May 1993 and continues to serve the Company as its Chairman. He served as Chief Executive Officer from June 1992 to September 1997. See "Executive Compensation - Board of Directors Interlocks and Insider Participation."

<F2>  Mr. Terry was appointed President of the Company in August
      1994.  He was appointed Chief Executive Officer in September
      1997.

<F3>  Ms. Deal was appointed Vice President, Finance & Accounting in January 2001.

<F4>  Ms. Ikins' employment with the Company terminated on
      September 18, 2001.

<F5>  Ms. Robey-Lapan's employment with the Company terminated on
      August 1, 2001.

<F6>  Granted pursuant to the Company's 1995 Stock Option Plan.
      See "Executive Compensation - Stock Option Grants."

<F7>  Includes options to acquire 60,000 shares of Common Stock which were granted pursuant to the Company's 1995 Stock Option Plan and 676,500 shares of Common Stock underlying options which were granted pursuant to a transfer by Dr. Gilluly of options held by Dr. Gilluly that were previously granted by the Company.

<F8>  Includes options to acquire 15,000 shares of Common Stock which were granted pursuant to the Company's 1995 Stock Option Plan and 10,500 shares of Common Stock underlying options which were granted pursuant to a transfer by Dr. Gilluly of options held by Dr. Gilluly that were previously granted by the Company.

<F9>  Includes options to acquire 85,000 shares of Common Stock which were granted pursuant to the Company's 1995 Stock Option Plan and 10,500 shares of Common Stock underlying options which were granted pursuant to a transfer by Dr. Gilluly of options held by Dr. Gilluly that were previously granted by the Company.

<F10> In fiscal years 2001, 2000 and 1999, Ms. Ikins earned base salaries of $116,386, $111,700 and $95,025, respectively. She earned commissions of $60,000, $141,587 and $33,270 respectively in fiscal years 2001, 2000 and 1999, based on the Company's achieving or exceeding certain targeted revenue goals.

Stock Option Grants

     The following table provides details regarding all stock options granted to the Named Executive Officers during the fiscal year ended June 30, 2001:

Option Grants in Fiscal Year 2001

                        Number of          % of Total Options
                     Shares Underlying          Granted           Exercise  Expiration
Name                Options Granted <F1>     in Fiscal Year        Price       Date
----               ---------------------   ------------------    --------  ----------
C.W. Gilluly             -                       -                    -          -

Charles W. Terry         -                       -                    -          -

Robin Deal             18,000                   2.51%               $1.81    12/07/2010
                       32,000                   4.46%               $2.50    02/01/2011

Deborah W. Ikins       40,000                   5.58%               $1.81    12/07/2010

Sheri Robey-Lapan      33,000                   4.60%               $1.81    12/07/2010

                                  Potential
                          Realizable Value at Assumed
                          Annual Rates of Stock Price
                       Appreciation for Option Term <F2>
                               5%            10%
                       ----------------------------------
C.W. Gilluly                   -              -

Charles W. Terry               -              -

Robin Deal               $  20,489         $  51,924
                         $  50,312         $ 127,499

Deborah W. Ikins         $  45,532         $ 115,387

Sheri Robey-Lapan        $  37,564         $  95,194

<F1>  Options vest one-third each upon the first, second and third anniversaries of the date of grant, and expire 10 years after the grant date. The option exercise price is 100% of the fair market value on the date of grant. Options are exercisable for a period of 90 days after termination of employment to the extent vested at that time.

<F2>  Amounts represent hypothetical gains that could be achieved if exercised at the end of the option term. The dollar amounts under these columns assume 5% and 10% compounded annual appreciation in the Common Stock from the date the respective options were granted. These calculations and assumed realizable values are required to be disclosed under Securities and Exchange Commission rules and, therefore, are not intended to forecast possible future appreciation of common stock or amounts that may be ultimately realized upon exercise. The Company does not believe this method accurately illustrates the potential value of a stock option.


Options Exercised and Year-End Option Values

   The following table sets forth certain information regarding the value of exercised and unexercised options held by the Named Executive Officers as of June 30, 2001.

                                             Fiscal Year-End Option Values

                     Shares                           Number of Shares         Value of Unexercised
                  Acquired upon  Value Realized     Underlying Unexercised     In-the-Money Options
                  Exercise of    From Exercise    Options at June 30, 2001     at June 30, 2001 <F2>
Name                 Options     of Options <F1>  Exercisable  Unexercisable  Exercisable  Unexercisable
----              -------------  ---------------  --------------------------  --------------------------

C.W. Gilluly           -              -            1,907,503         -        $  1,239,877       -

Charles W. Terry     35,000        $ 56,875        1,065,908      225,500     $    657,394    $ 146,575

Robin Deal             -              -               37,000        3,500     $     18,350    $   2,275

Deborah W. Ikins       -              -              145,000        3,500     $     71,260    $   2,275

<F1> Represents the difference between the exercise price and the market value price on the date of exercise.

<F2> Represents the difference between the exercise price of the outstanding options and the closing price of the common stock on June 30, 2001, which was $0.75 per share. Options that have an exercise price greater than the fiscal year-end market value are not included in the value calculation.

Stock Option Plan

   In October 1995, the Board of Directors approved the COMTEX News Network, Inc. 1995 Stock Option Plan, which was approved by shareholders in December 1995. The Plan provides for the issuance of incentive stock options within the meaning of Section 422 of the Internal Revenue Code and non-qualified stock options in order to recruit and retain key employees, consultants and directors.

Employment Agreements

   The Company has an employment contract with Mr. Terry, who was appointed President in August 1994. Under the terms of an agreement dated October 1, 1998, Mr. Terry is employed for a one-year period, subject to renewal at the Company's discretion for two additional one-year terms. Effective October 2001, the agreement was extended for an additional one-year term. The agreement provides that Mr. Terry is to be paid an initial base salary, subject to annual increases in salary commensurate with annual increases awarded to other executive officers of the Company. The base salary for the fiscal year ending June 30, 2002 is $195,000. Mr. Terry is entitled to receive six months severance pay in the event the Company terminates his employment or determines not to renew his employment agreement, unless his termination is for reasons of gross negligence, willful misconduct, the commission of a felony, or a crime of moral turpitude. Mr. Terry is eligible to receive a bonus based upon the achievement of specified annual gross revenue and net income goals, and to participate in the Company's Stock Option Plan.


2001 Compensation for the Chairman

   Dr. Gilluly, the Company's Chairman, served as Chief Executive Officer until September 1997. The Company has agreed to compensate Dr. Gilluly for his continuing services as Chairman, at the rate of approximately $73,200 for fiscal year 2002. Dr. Gilluly does not have an employment agreement or severance agreement with the Company. In 1995, the Committee granted Dr. Gilluly non-qualified stock options, which are now fully vested, under the 1995 Stock Option Plan to purchase a total of 200,000 shares of the Company's common stock at the fair market value on the date of grant, of which 100,000 options remain unexercised. No subsequent grants of options have been made to Dr. Gilluly.

2001 Compensation for the President and Chief Executive Officer

   Mr. Terry was appointed President of the Company in August 1994 and was appointed Chief Executive Officer in September 1997. In October 1998, the Company and Mr. Terry renewed a 1994 agreement regarding the terms of Mr. Terry's employment. The 1998 agreement was extended for an additional one-year term in October 2001. Mr. Terry's employment agreement is described in "Executive Compensation - Employment Agreements," above. Mr. Terry's compensation during fiscal year 2001 was determined by the terms of the employment agreement. The Compensation Committee believes that Mr. Terry's employment agreement follows the Company's compensation goals and bases his compensation upon both objective quantitative performance factors (a bonus based upon his meeting annual gross revenue and net income goals) and other non-performance based elements (a base annual salary).


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information as of October
22, 2001 regarding the beneficial ownership of shares of the Company's common stock, par value $.01 per share (the "Common Stock") of (i) each person known to the Company to be the beneficial owner, within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), of more than 5% of the outstanding shares of Common Stock,
(ii) each director of the Company, (iii) each executive officer of the Company named in the Summary Compensation Table (see "Executive Compensation") and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, the address of each named beneficial owner is c/o COMTEX News Network, Inc., 4900 Seminary Road, Suite 600, Alexandria, Virginia 22311. Except to the extent indicated in the footnotes, each of the beneficial owners named below has sole voting and investment power with respect to the shares of Common Stock listed.

Name and Address of                  Amount and Nature of         Percentage
 Beneficial Owner                  Beneficial Ownership <F1>       of Class
--------------------               -------------------------     -----------
AMASYS Corporation                      4,693,940 <F2>              45.1%
4900 Seminary Road, St. 600
Alexandria, VA  22311

C.W. Gilluly, Chairman                  4,492,506 <F2><F3>          36.5%

Charles W. Terry, Director,             1,378,408 <F4>              12.0%
President and Chief Executive
Officer

Erik Hendricks, Director                   54,900 <F9>                *

Robert A. Nigro, Director                 141,142 <F6>               1.3%

John D. Sanders, Ph.D., Director           92,400 <F7>                *

John Brunette, Director                    16,500 <F8>                *

Deborah W. Ikins,                         229,118 <F5>               2.2%
Executive Vice President

Sheri Robey-Lapan, Vice President          68,024 <F10>               *
Marketing and Corporate Strategy

Robin Deal, Vice President,                64,703 <F11>               *
Finance & Accounting

All directors and                       6,567,701 <F12>             47.4%
executive officers as a group
(10 Persons)

* Less than 1%

<F1> Beneficial ownership is direct unless otherwise indicated.

<F2> Includes 2,540,503 shares of Common Stock which may be
     acquired by Dr. Gilluly and his wife, Marny (the
     "Gillulys"), pursuant to a Stock Option Agreement among AMASYS Corporation ("AMASYS"), Pacific Telecommunications
     Systems, Inc., a wholly owned subsidiary of AMASYS
     ("PTSI"), and the Gillulys.

<F3> Includes 1,807,503 shares of Common Stock which may be
     acquired pursuant to a Stock Option Agreement between the Company and the Gillulys. Also includes 100,000 shares of Common Stock which may be acquired by Dr. Gilluly upon the exercise of vested options granted under the COMTEX News Network, Inc. 1995 Stock Option Plan.

<F4> Includes 397,733 shares of Common Stock which may be
     acquired upon the exercise of vested options granted under the COMTEX News Network, Inc. 1995 Stock Option Plan; 676,500 shares of Common Stock which may be acquired upon the exercise of vested options granted per a transfer by Dr. Gilluly of options held by Dr. Gilluly that were previously granted by COMTEX; 10,000 shares of Common Stock held by Mr. Terry's children under the Uniform Gifts to Minors Act; 5,000 shares of Common Stock held by Mr. Terry's mother, as to which Mr. Terry holds dispositive power; and 12,000 shares of Common Stock held by Mr. Terry's wife, as to which he disclaims beneficial ownership.

<F5> Includes 202,850 shares of Common Stock which may be
     acquired upon the exercise of vested options granted under the COMTEX News Network, Inc. 1995 Stock Option Plan. Ms. Ikins' employment with the Company terminated on September 18, 2001.

<F6> Includes 49,900 shares of Common Stock which may be acquired upon the exercise of vested options granted under the COMTEX News Network, Inc. 1995 Stock Option Plan.

<F7> Includes 29,900 shares of Common Stock which may be acquired upon the exercise of vested options granted under the COMTEX
     News Network, Inc. 1995 Stock Option Plan.

<F8> Includes 16,500 shares of Common Stock which may be acquired upon the exercise of vested options granted under the COMTEX
     News Network, Inc. 1995 Stock Option Plan.

<F9> Includes 39,900 shares of Common Stock which may be acquired upon the exercise of vested options granted under the COMTEX News Network, Inc. 1995 Stock Option Plan.

<F10> Includes 43,890 shares of Common Stock which may be acquired upon the exercise of vested options granted under the COMTEX News Network, Inc. 1995 Stock Option Plan. Ms. Robey-Lapan's employment with the Company terminated on August 1, 2001.

<F11> Includes 52,400 shares of Common Stock which may be acquired upon the exercise of vested options granted under the COMTEX News Network, Inc. 1995 Stock Option Plan and 10,500 shares of Common Stock which may be acquired upon the exercise of vested options granted per a transfer by Dr. Gilluly of options held by Dr. Gilluly that were previously granted by COMTEX.

<F12> Includes Slawek Ligier, who was appointed Vice President,
     Chief Technology Officer on January 29, 2001.

Item 13.  Certain Relationships and Related Transactions

Board of Directors Interlocks and Insider Participation

General

     Dr. Gilluly serves as Chairman of the Board of Directors of the Company. Dr. Gilluly also serves as Chairman and Chief
Executive Officer of AMASYS.

     AMASYS owns 4,693,940, or approximately 45.1%, of the issued and outstanding shares of Common Stock. Of the Common Stock owned by AMASYS, 2,540,503 are subject to option by Dr. Gilluly. Dr. Gilluly and his spouse also directly own options to acquire an additional 1,807,503 shares of the Common Stock.


Note Payable to AMASYS

     In June 1999, the Company executed an amended note to AMASYS to incorporate outstanding interest of approximately $254,000 into the principal amount of the note payable to AMASYS due July 1, 2002. The note bears interest at a rate of 10% on the principal balance of $953,954 at June 30, 2001. Principal payments of $33,000 and approximately $97,000 in interest payments were made to AMASYS during the fiscal year ended June 30, 2001. The Note is collateralized by a continuing interest in all receivables, all products of such receivables and the proceeds thereof, all purchase orders, and all patents and technology now or hereafter held or received by the Company.

     During August 2001, AMASYS and the Company signed an amendment to the Note Payable to AMASYS, (Second Amendment to Amended, Consolidated and Restated 10% Senior Subordinated Secured Note) (the "Amended Note") extending the term of the note until July 1, 2008. In addition to the extension of the term, the Amended Note includes a provision for AMASYS to convert all or a portion of the outstanding principal amount, plus accrued interest, into common stock of the Company. The Amended Note is convertible at a price of $1.00 per share, which price increases by $0.10 upon each anniversary of the amendment.

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

Date:  September 26, 2001


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