Form 10-Q
period 2001-09-30
COMTEX NEWS NETWORK INC
filed 2001-11-14
CIK 352988

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q
(Mark One)

   X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001 or

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

                    Yes X     No ___

As of November 12, 2001, 10,437,898 shares of the Common Stock of the registrant were outstanding.

                    COMTEX NEWS NETWORK, INC.
                        TABLE OF CONTENTS



Part I Financial Information:                               Page No.

     Item 1.  Financial Statements

               Balance Sheets                                    3
                as of September 30, 2001 (unaudited)
                and June 30, 2001

               Statements of Operations                          4
                for the Three Months Ended
                September 30, 2001 and 2000 (unaudited)

               Statements of Cash Flows                          5
                for the Three Months Ended
                September 30, 2001 and 2000 (unaudited)

               Notes to Financial Statements                     6


     Item 2.  Management's Discussion and Analysis               8
                of Financial Condition and Results
                of Operations

Item 3.  Quantitative and Qualitative Disclosure
           about Market Risk                                     15

Part II Other Information:

     Item 1. Legal Proceedings                                   15
     Item 2. Changes in Securities and Use of Proceeds           16
     Item 3. Defaults Upon Senior Securities                     16
     Item 4. Submission of Matters to a
               Vote of Security Holders                          16
     Item 5. Other Information                                   16
     Item 6.   Exhibits and Reports on Form 8-K                  16


SIGNATURES                                                       17

                              COMTEX NEWS NETWORK, INC.
                                 BALANCE SHEETS

                                                                   September 30,             June 30,
                                                                         2001                  2001
                                                                  --------------        --------------
                                                                             (Unaudited)
ASSETS

  CURRENT ASSETS
   Cash and Cash Equivalents                                      $     371,346         $      367,493
   Accounts Receivable, Net of Allowance of
       approximately $489,000 and $554,000
       at September 30, 2001 and June 30, 2001, respectively          1,946,343              1,897,983
   Prepaid Expenses and Other Current Assets                            355,979                367,112
                                                                  --------------        --------------
             TOTAL CURRENT ASSETS                                     2,673,668              2,632,588

  PROPERTY AND EQUIPMENT, NET                                         3,655,885              3,730,653

  DEPOSITS AND OTHER ASSETS                                             192,487                201,802
                                                                  --------------        --------------
TOTAL ASSETS                                                      $   6,522,040         $    6,565,043
                                                                  ==============        ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
   Accounts Payable and Accrued Expenses                          $   2,349,493         $    2,501,834
                                                                  --------------        --------------
             TOTAL CURRENT LIABILITIES                                2,349,493              2,501,834

  LONG-TERM LIABILITIES:
   Long-Term Note Payable - Affiliate                                   944,954                953,954
                                                                  --------------        --------------
             TOTAL LONG-TERM LIABILITIES                                944,954                953,954
                                                                  --------------        --------------
TOTAL LIABILITIES                                                     3,294,447              3,455,788

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

   Common Stock, $0.01 Par Value - Shares Authorized:
        18,000,000; Shares issued and outstanding:
        10,415,548 and 10,191,373, respectively                         104,156                101,914
   Additional Capital                                                11,914,168             11,867,469
   Accumulated Deficit                                               (8,790,731)            (8,860,128)
                                                                  --------------        --------------
TOTAL STOCKHOLDERS' EQUITY                                            3,227,593              3,109,255
                                                                  --------------        --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $   6,522,040         $    6,565,043
                                                                  ==============        ==============

The accompanying "Notes to Financial Statements" are an integral part of these financial statements

                        COMTEX NEWS NETWORK, INC.
                        STATEMENTS OF OPERATIONS
                               (UNAUDITED)
                                                                  Three months ended
                                                                     September 30,
                                                      ------------------------------------------
                                                             2001                       2000
                                                      -----------------     --------------------
Revenues                                              $     3,464,051         $        4,161,097

Cost of Revenues                                            1,078,199                  1,160,221
                                                      -----------------     --------------------
Gross Profit                                                2,385,852                  3,000,876

Operating Expenses
Technical Operations & Support                                550,557                    759,945
Product Development                                           118,456                    140,305
Sales and Marketing                                           389,398                    628,577
General and Administrative                                    961,879                    851,680
Stock-based Compensation                                        6,678                    314,600
Depreciation and Amortization                                 268,976                    133,432
                                                      -----------------     --------------------
Total Operating Expenses                                    2,295,944                  2,828,539

Operating Income                                               89,908                    172,337

Other(Expense)/Income
Interest Expense                                              (23,699)                   (26,362)
Interest Income/Other                                           3,613                     28,441
                                                      -----------------     --------------------
    Other(Expense)/Income, net                                (20,086)                     2,079
                                                      -----------------     --------------------
Income Before Income Taxes                                     69,822                    174,416

Income Taxes                                                      425                      1,225
                                                      -----------------     --------------------
Net Income                                            $        69,397          $         173,191
                                                      =================     ====================


Basic Earnings Per Common Share                       $           .01          $             .02
                                                      =================     ====================
Weigted Average Number of Common Shares                    10,198,846                  9,968,150
                                                      =================     ====================
Diluted Earnings Per Common Share                     $           .01          $             .01
                                                      =================     ====================
Weighted Average Number of Shares Assuming Dilution        12,994,747                 13,754,506
                                                      =================     ====================

The accompanying "Notes to Financial Statements" are an integral part of these financial statements.

                   COMTEX NEWS NETWORK, INC.
                   STATEMENTS OF CASH FLOWS
                          (UNAUDITED)
                                                                           Three Months Ended
                                                                               September 30,
                                                                 -------------------------------------
                                                                        2001                   2000
                                                                 -------------          --------------
Cash Flows from Operating Activities:
Net Income                                                       $      69,397           $    173,191
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and Amortization Expense                                  268,976                133,432
Bad Debt Expense                                                       184,054                104,350
Stock Based Compensation                                                 6,678                314,600
Changes in Assets and Liabilities:
Accounts Receivable                                                   (232,414)              (320,864)
Prepaid Expenses and Other Current Assets                               11,133                (69,749)
Deposits and Other Long Term Assets                                      9,315                128,430
Accounts Payable and Accrued Expenses                                 (152,341)                49,772
                                                                 -------------          --------------
Net Cash provided by Operating Activities                              164,798                513,162

Cash Flows from Investing Activities:
Purchases of Property and Equipment                                   (194,208)              (708,956)
                                                                 -------------          --------------
Net Cash used in Investing Activities                                 (194,208)              (708,956)

Cash Flows from Financing Activities:
Repayments on Notes Payable                                             (9,000)               (66,000)
Exercise of Stock Options                                               42,263                    173
                                                                 -------------          --------------
Net Cash provided by/(used in) Financing Activities                     33,263                (65,827)
                                                                 -------------          --------------
Net Increase/(Decrease) in Cash and Cash Equivalents                     3,853               (261,621)

Cash and Cash Equivalents at Beginning of Period                       367,493              1,655,222
                                                                 -------------          --------------
Cash and Cash Equivalents at End of Period                       $     371,346           $  1,393,601
                                                                 =============          ==============

The accompanying "Notes to Financial Statements" are an integral part of these financial statements

                    COMTEX NEWS NETWORK, INC.
            NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                       September 30, 2001


1.   Basis of Presentation

The accompanying interim financial statements of COMTEX News Network, Inc. (the "Company" or "COMTEX") are unaudited, but in the opinion of management reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet at June 30, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001 ("2001 Form 10-K"), filed with the Securities and Exchange Commission on September 28, 2001.

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

During the fiscal year ended June 30, 2001, the Company recorded a prior period adjustment to the quarter ended September 30, 2000, of approximately $315,000 in stock-based compensation. This adjustment resulted in a reduction in operating income, net income and retained earnings of the same amount. Both basic earnings per share and diluted earnings per share were reduced by 3 cents for the quarter ended September 30, 2000.

Certain amounts for the three months ended September 30, 2000, have been reclassified to conform to the presentation of the three months ended September 30, 2001.

2.   Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                      Three Months Ended
                                                         September 30,
                                                      2001             2000
                                                  -----------      ------------
   Numerator:
   Net Income                                     $    69,397      $    173,191
                                                  ===========      ============

   Denominator:
   Denominator for basic earnings per share -
       weighted average shares                     10,198,846         9,968,150

   Effect of dilutive securities:
   Stock Options                                    2,795,901         3,786,356
                                                  -----------      ------------
 Denominator for diluted earnings per share        12,994,747        13,754,506
                                                  ===========      ============

   Basic Earnings Per Share                       $       .01      $        .02

   Diluted Earnings Per Share                     $       .01      $        .01

3.   Income Taxes

The provision for income taxes is limited to the liability for alternative minimum tax, as the majority of income for Federal and state tax purposes has been offset by net operating loss and investment tax credit carryforwards.


4.   Commitments and Contingencies

On July 17, 2001, the Company filed a collection action against Infospace, Inc., a former customer, in the United States District Court for the Eastern District of Virginia for payments owed under contracts with the defendant corporation. The suit is captioned Comtex News Network, Inc. v. Infospace, Inc. Infospace filed an Answer and Counterclaim alleging Comtex breached its agreement and seeks damages of $1,000,000 for lost business, loss of reputation and good will. Comtex intends to vigorously defend itself against the allegations in the counterclaim.

Item 2.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes included elsewhere in this Form 10-Q and the financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended June 30, 2001. Historical results and percentage relationships among any amounts in the Financial
Statements are not expected to be indicative of trends in operating results for any future period.

Forward-looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those contemplated in these forward-looking statements. In particular, the risks and uncertainties include those described in our annual report on Form 10-K for the year ended June 30, 2001 and in other periodic Securities and Exchange Commission filings. These risks and uncertainties include, among other things, the following:

      o  the growth of the Internet news market;
      o  the effects of competition;
      o  our ability to maintain our name recognition;
      o  the financial stability of our customers;
      o our ability to manage growth of our operations, both domestically and internationally;
      o our ability to maintain a secure and reliable news-delivery network;
      o our ability to maintain relationships with key content providers;
      o  our ability to attract and retain key personnel;
      o  the volatility of our Common Stock price;
      o acquisitions involving us, which may disrupt the business and be dilutive to our existing stockholders;
      o our ability to successfully market our services to current and new customers;
      o  our ability to reduce operating expenses;
      o our ability to manage and grow our business in markets impacted by terrorist activities.

Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise the information contained in this Form 10-Q, whether as a result of new information, future events or circumstances or otherwise.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2001 to the three months ended September 30, 2000

During the three months ended September 30, 2001 we earned operating income of approximately $90,000, compared to operating income of approximately $172,000 during the three months ended September 30, 2000. We reported net income of approximately $69,000 during the three months ended September 30, 2001, compared to net income of approximately $173,000 for the three months ended September 30, 2000. As discussed below, the decline in operating income and net income is due primarily to a decrease in gross revenues and partially to a decrease in gross profit margins. The decline was partially offset by a decrease in total operating expenses.

Revenues consist primarily of royalty revenues and fees from the licensing of content products to information distributors. During the three months ended September 30, 2001, total revenues were approximately $3,464,000 or approximately $697,000 (17%) less than the total revenues for the three months ended September 30, 2000. Our revenues from new customers were partially offset by a decline in revenues from existing customers. Many of these customers were in the Internet and personal investor markets who declared bankruptcy or who were unable to obtain funding and remain in business.

Our cost of revenues consists primarily of content license fees and royalties to information providers, as well as data communication costs for the delivery of our products to customers. The cost of revenues for the three months ended September 30, 2001 was approximately $1,078,000 or approximately $82,000 (7%) less than the cost of revenues for the three months ended September 30, 2000. The decrease in cost is primarily due to the decrease in content royalties based on decreased revenues for the period. The decrease is partially offset by minimum fees to information providers that cause royalties not to mirror the changes in revenues.

The gross profit for the three months ended September 30, 2001 was approximately $2,386,000 or approximately $615,000 (20%) less than the gross profit for the same period in the prior year. The gross profit percentage declined for the three months ended September 30, 2001 to approximately 69% from approximately 72% for the three months ended September 30, 2000. The decline is related to the required minimum royalties paid to certain information providers exceeding the earned royalties as a percentage of revenue.

Total operating expenses for the three months ended September 30, 2001 were approximately $2,296,000, representing an approximately $533,000 (19%) decrease in operating expenses over the three months ended September 30, 2000. The decrease in operating expenses is due to a decrease in stock-based compensation, as well as reductions in personnel across all departments and reduced sales and marketing related expenses. These expense reductions were implemented in response to the loss of annuity revenue experienced over the last few quarters. The decrease in operating expenses was partially offset by increased consulting activities and expenditures to explore new business opportunities, additional reserves for doubtful accounts and an increase in depreciation and amortization expense.

Technical operations and support expenses during the three months ended September 30, 2001 decreased approximately $209,000 (28%) from these expenses in the three months ended September 30, 2000. This decrease includes an adjustment to software expense related to the return of certain software and renegotiated license fees. The decrease in expense also resulted from a decrease in personnel, computer parts and consulting expenses.

Product development expenses decreased by approximately
$22,000 (16%) for the three months ended September 30, 2001 compared to the three months ended September 30, 2000. This decrease is the result of fewer personnel in this department. Product development activities include quality assurance, enhancements to our products and the development of proprietary news products.

Sales and marketing expenses decreased by approximately
$239,000 (38%) for the three months ended September 30, 2001 compared to the three months ended September 30, 2000. This decrease is the result of a decrease of personnel, decreased advertising and promotional expenses compared to initial design and consulting expenses in the same quarter in the previous year and decreased sales commissions. In addition, travel, entertainment and conference costs were significantly lower in the current quarter than the previous year's quarter.

In connection with the transfer of stock options from the Chairman of the Board of Directors to certain employees, we recorded stock-based compensation of approximately $7,000 for the three months ended September 30, 2001, compared to approximately $315,000 for the three months ended September 30, 2000. The decrease in stock-based compensation is a result of the decrease in the fair market value of our common stock at September 30, 2001, compared to September 30, 2000.

General and administrative expenses for the three months ended September 30, 2001 were approximately $110,000 (13%) greater than these expenses during the three months ended September 30, 2000. This increase was due to an increase in our consulting activities and expenditures to explore new business opportunities, an increase in legal fees for litigation issues and SEC filings, and an increase in Board of Directors fees related to additional meetings. Also, we recorded additional reserves for doubtful accounts related to the significant number of customer cancellations due to their lack of funding or failed businesses. The increases in these costs were partially offset by decreases in personnel and related costs including recruiting, office moving costs and office supplies.

Depreciation and amortization expense for the three months ended September 30, 2001 was approximately $136,000 (102%) higher than the expense during the same period in the prior year. The increase was due to the deployment of upgraded production software and hardware and increased capital expenditures related to increasing the capacity and redundancy of the production systems.

Other income for the three months ended September 30, 2001 decreased approximately $22,000, or 1066%, compared to the three months ended September 30, 2000 due to reduced interest earned on decreased cash balances.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

For the three months ended September 30, 2001, our operations produced operating income of approximately $90,000 and net income of approximately $69,000. At September 30, 2001, we had working capital of approximately $324,000, as compared with working capital of approximately $131,000 at June 30, 2001. The increase in working capital was due to the use of cash provided by operating activities to reduce accounts payable and accrued expenses. We had net stockholders' equity of approximately $3,228,000 at September 30, 2001, as compared to net stockholders' equity at June 30, 2001 of approximately $3,109,000. The increase in stockholders' equity was due to the exercise of stock options and the retention of net income earned during the quarter ended September 30, 2001.

For the three months ended September 30, 2001, operating activities generated approximately $165,000 in cash. We had cash of approximately $371,000 at September 30, 2001, compared to approximately $367,000 at June 30, 2001. To date, our operations have generated cash flow sufficient to cover our expenses.

We made capital expenditures of approximately $194,000 in the three months ended September 30, 2001, primarily for software licensing and the development of software for internal use. These investments improve our product capabilities and reliability, and our ability to meet future content and client processing requirements.

We have responded to the loss of customers, primarily due to failing business models and businesses, bankruptcies or lack of funding and consolidation within the Internet, Wall Street and corporate-reseller markets, by appropriate operating expense reductions and a continuing focus on cost-savings efforts. These efforts included reductions in force in June and August 2001, impacting a total of 29 employees, as well as limitations on discretionary spending.

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

Currently, our operations generate cash flow sufficient to cover our expenses and we believe that cash from operations will provide us with adequate cash resources to meet our obligations on a short-term basis. Our ability to meet our liquidity needs on a long- term basis depends upon our ability to generate sufficient revenues and cash to cover our current obligations and to pay down our long-term debt obligations. Any further corporate consolidation or market deterioration affecting our customers could limit our ability to generate such revenues. No assurance may be given that we will be able to maintain the revenue base or the size of profitable operations that may be necessary to achieve our liquidity needs.

EBITDA, as defined below, decreased approximately 41% to $366,000 for the three months ended September 30, 2001 compared to $620,000 for the quarter ended September 30, 2000. The decrease is due to the decrease in revenues and the decrease in gross profit margin, offset partially by decreased operating expenses, excluding stock-based compensation, depreciation and amortization.

EBITDA consists of earnings before interest expense, interest and other income, income taxes, stock-based compensation, depreciation and amortization. EBITDA does not represent funds available for management's discretionary use and is not intended to represent cash flow from operations. EBITDA should also not be construed as a substitute for operating income or a better measure of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles. EBITDA excludes components that are significant in understanding and assessing our results of operations and cash flows. In addition, EBITDA is not a term defined by generally accepted accounting principles, and as a result, our measure of EBITDA might not be comparable to similarly titled measures used by other companies.

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

Item 3.

      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

          None.

Part II.  Other Information

     Item 1.  Legal Proceedings

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

               None.


     Item 5.  Other Information

               None.


     Item 6.    Exhibits and Reports on Form 8-K.

     (a)  Exhibits

     10.1   Extension of Employment Agreement with Charles W.
            Terry dated October 1, 2001.


     (b)  Reports on Form 8-K

               None.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  COMTEX NEWS NETWORK, INC.
                                       (Registrant)


    Dated:  November 14, 2001     By:  /S/   CHARLES W. TERRY
                                  Charles W. Terry
                                  President and
                                  Chief Executive Officer
                                  (Principal Executive Officer)

                                  By:  /S/   ROBIN Y. DEAL
                                  Robin Y. Deal
                                  Vice President, Finance &
                                   Accounting
                                  (Principal Financial and
                                   Accounting Officer)