Form 10-Q
period 2001-12-31
COMTEX NEWS NETWORK INC
filed 2002-02-14
CIK 352988

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q
(Mark One)

   X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2001 or

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

                    Yes X     No ___

As of February 12, 2002, 10,565,741 shares of the Common Stock of the registrant were outstanding.

                    COMTEX NEWS NETWORK, INC.
                        TABLE OF CONTENTS



Part I    Financial Information:                                  Page No.

     Item 1.  Financial Statements

               Consolidated Balance Sheets                               3
                as of December 31, 2001 (unaudited)
                and June 30, 2001

               Consolidated Statements of Operations                     4
                for the Three and Six Months Ended
                December 31, 2001 and 2000 (unaudited)

               Consolidated Statements of Cash Flows                     5
                for the Six Months Ended
                December 31, 2001 and 2000 (unaudited)

               Notes to Financial Statements                             6


     Item 2.  Management's Discussion and Analysis                       8
                of Financial Condition and Results
                of Operations

Item 3.  Quantitative and Qualitative Disclosure about Market Risk      14

Part II   Other Information:

     Item 1. Legal Proceedings                                          14
     Item 2. Changes in Securities and Use of Proceeds                  15
     Item 3. Defaults Upon Senior Securities                            15
     Item 4. Submission of Matters to a Vote of Security Holders        15
     Item 5. Other Information                                          15
     Item 6. Exhibits and Reports on Form 8-K                           15


SIGNATURES                                                              16

                     COMTEX NEWS NETWORK, INC.
                    CONSOLIDATED BALANCE SHEETS



                                                       December 31,         June 30,
                                                           2001               2001
                                                     ----------------   ---------------
                                                       (Unaudited)
  ASSETS
    CURRENT ASSETS
  Cash and Cash Equivalents                            $     789,208    $       367,493
  Accounts Receivable, Net of Allowance of
   approximately $526,000 and $554,000
   at December 31, 2001 and June 30, 2001,
   respectively                                            1,222,640          1,897,983
  Prepaid Expenses and Other Current Assets                  307,978            367,112
                                                     ----------------   ---------------
            TOTAL CURRENT ASSETS                           2,319,826          2,632,588

    PROPERTY AND EQUIPMENT, NET                            3,547,654          3,730,653

    DEPOSITS AND OTHER ASSETS                                181,295            201,802
                                                     ----------------   ---------------
  TOTAL ASSETS                                         $   6,048,775     $    6,565,043
                                                     ================   ===============

  LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES:
  Accounts Payable and Accrued Expenses                $   1,836,296     $    2,501,834
                                                     ----------------   ---------------
            TOTAL CURRENT LIABILITIES                      1,836,296          2,501,834

    LONG-TERM LIABILITIES:
  Long-Term Note Payable - Affiliate                         941,954            953,954
                                                     ----------------   ---------------
            TOTAL LONG-TERM LIABILITIES                      941,954            953,954
                                                     ----------------   ---------------
  TOTAL LIABILITIES                                        2,778,250          3,455,788

  COMMITMENTS AND CONTINGENCIES

  STOCKHOLDERS' EQUITY

  Common Stock, $0.01 Par Value - Shares Authorized:
    18,000,000; Shares issued and outstanding:
    10,565,691 and 10,191,373, respectively                  105,657            101,914
  Additional Capital                                      11,952,632         11,867,469
  Accumulated Deficit                                     (8,787,764)        (8,860,128)
                                                     ----------------   ---------------
  TOTAL STOCKHOLDERS' EQUITY                               3,270,525          3,109,255
                                                     ----------------   ---------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $   6,048,775     $    6,565,043
                                                     ================   ===============

         The accompanying "Notes to Financial Statements" are an integral part of these financial statements.

                                          COMTEX NEWS NETWORK, INC.
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (UNAUDITED)

                                           Three months ended            Six months ended
                                              December 31,                  December 31,
                                     --------------------------    ---------------------------
                                         2001          2000            2001           2000
                                     --------------------------    ---------------------------
Revenues                              $ 3,197,808    $4,324,648      $6,661,859    $8,485,745

Cost of Revenues                          998,790     1,155,932       2,076,989     2,316,152
                                     ------------   -----------    ------------   ------------
Gross Profit                            2,199,018     3,168,716       4,584,870     6,169,593

Operating Expenses
Technical Operations & Support            572,856       922,554       1,123,413     1,682,499
Product Development                        84,348       126,797         202,804       267,102
Sales and Marketing                       301,576       765,515         690,974     1,394,092
General and Administrative                936,558     1,058,139       1,898,437     1,909,819
Stock-based Compensation                                                  6,678       314,600
                                                -             -
Depreciation and Amortization             279,476       180,886         548,452       314,318
                                     ------------   -----------    ------------   ------------
Total Operating Expenses                2,174,814     3,053,891       4,470,758     5,882,430

Operating Income                           24,204       114,825         114,112       287,163

Other(Expense)/Income
Interest Expense                          (23,424)      (24,374)        (47,123)      (50,736)
Interest Income/Other                       2,187        21,937           5,800        50,377
                                     ------------   -----------    ------------   ------------
    Other(Expense)/Income, net            (21,237)       (2,437)        (41,323)         (359)
                                     ------------   -----------    ------------   ------------
Income Before Income Taxes                  2,967       112,388          72,789       286,804

Income Taxes                                                                425         1,225
                                                -             -
                                     ------------   -----------    ------------   ------------
Net Income                            $     2,967    $  112,388     $    72,364    $   285,579
                                     ============   ===========    ============   ============


Basic Earnings Per Common Share      $     0.0003   $      0.01    $       0.01   $       0.03
                                     ============   ===========    ============   ============
Weighted Average Number of Common
Shares                                 10,445,112     9,982,881      10,321,979      9,975,516
                                     ============   ===========    ============   ============
Diluted Earnings Per Common Share    $     0.0002   $      0.01    $       0.01   $       0.02
                                     ============   ===========    ============   ============
Weighted Average Number of Shares
Assuming Dilution                      12,924,521    13,814,914      12,988,321     13,800,207
                                     ============   ===========    ============   ============

        The accompanying "Notes to Financial Statements" are an integral part of these financial statements.

                           COMTEX NEWS NETWORK, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                                              Six Months Ended
                                                                December 31,
                                                       -----------------------------
                                                           2001             2000
                                                       ------------     ------------
Cash Flows from Operating Activities:
Net Income                                              $    72,364     $    285,579
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and Amortization Expense                       548,452          314,318
Bad Debt Expense                                            299,574          284,350
Stock Based Compensation                                      6,678          314,600
Changes in Assets and Liabilities:
Accounts Receivable                                         375,769         (755,061)
Prepaid Expenses and Other Current Assets                    59,134         (165,754)
Deposits and Other Long Term Assets                          20,507         (153,748)
Accounts Payable and Accrued Expenses                      (665,538)         532,450
                                                       -------------     ------------
Net Cash provided by Operating Activities                   716,940          656,734

Cash Flows from Investing Activities:
Purchases of Property and Equipment                        (365,453)      (1,530,501)
                                                       ------------     ------------
Net Cash used in Investing Activities                      (365,453)      (1,530,501)

Cash Flows from Financing Activities:
Repayments on Notes Payable                                 (12,000)         (75,000)
Issuance of Stock under Employee Stock Purchase Plan         17,964           43,478
Exercise of Stock Options                                    64,264            5,174
                                                       ------------     ------------
Net Cash provided by/(used in) Financing Activities          70,228          (26,348)
                                                       ------------     ------------
Net Increase/(Decrease) in Cash and Cash Equivalents        421,715         (900,115)

Cash and Cash Equivalents at Beginning of Period            367,493        1,655,222
                                                       ------------     ------------
Cash and Cash Equivalents at End of Period              $   789,208     $    755,107
                                                       ============    =============

          The accompanying "Notes to Financial Statements" are an integral part of these financial statements.

                    COMTEX NEWS NETWORK, INC.
            NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                        December 31, 2001


1.   Basis of Presentation

The accompanying interim consolidated financial statements of COMTEX News Network, Inc. (the "Company" or "COMTEX") and its wholly-owned subsidiary, nFactory COMTEX, S.L., are unaudited, but in the opinion of management reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet at June 30, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001 ("2001 Form 10-K"), filed with the Securities and Exchange Commission on September 28, 2001.

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

During the fiscal year ended June 30, 2001, the Company recorded an adjustment to the quarter ended September 30, 2000, of approximately $315,000 in stock-based compensation pursuant to the transfer of options by the Chairman of the Board of Directors to certain members of management. This adjustment resulted in a reduction in operating income, net income and retained earnings of the same amount. Basic earnings per share and diluted earnings per share were reduced by 3 cents and 2 cents, respectively, for the six months ended December 31, 2000.

Certain amounts for the three and six months ended December
31, 2000 have been reclassified to conform to the presentation of the three and six months ended December 31, 2001.

2.   Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                      Three Months Ended             Six Months Ended
                                          December 31,                  December 31,
                                       2001           2000           2001            2000
                                   ------------    ----------    -----------     ------------
 Numerator:
 Net Income                        $     2,967   $   112,388     $   72,364     $    285,579
                                   ============    ==========    ===========     ============
 Denominator:
Denominator for basic earnings
   per share - weighted average
   shares                            10,445,112     9,982,881     10,321,979        9,975,516

 Effect of dilutive securities:
 Stock Options                        2,479,409     3,523,189      2,666,342        3,718,063
                                   ------------    ----------    -----------     ------------
 Denominator for diluted
   earnings per share                12,924,521    13,814,914     12,988,321       13,800,207
                                   ============    ==========    ===========     ============

 Basic Earnings Per Share           $     .0003   $       .01     $      .01     $        .03

 Diluted Earnings Per Share         $     .0002   $       .01     $      .01     $        .02

3.   Income Taxes

The provision for income taxes is limited to the liability for alternative minimum tax, as the majority of income for Federal and state tax purposes has been offset by net operating loss and investment tax credit carryforwards.


4.   Commitments and Contingencies

On July 17, 2001, the Company filed a breach of contract action against Infospace, Inc., a former customer, in the United States District Court for the Eastern District of Virginia for payments owed under contracts with the defendant corporation. The Company is seeking damages in the range of $1,000,000 to $16,000,000.
The suit is captioned Comtex News Network, Inc. v. Infospace, Inc. Case Number CV01-1108-A.

On August 13, 2001, Infospace filed an Answer and Counterclaim alleging that Comtex breached its agreement and seeks damages of $1,000,000 for lost business, loss of reputation and good will. Comtex intends to vigorously defend itself against the allegations in the counterclaim. The Parties are preparing for a March 2002 trial date in the Eastern District of Virginia.

Item 2.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes included elsewhere in this Form 10-Q, and the financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended June 30, 2001 filed with the Securities and Exchange Commission on September 28, 2001. Historical results and percentage relationships among any amounts in the Financial Statements are not expected to be indicative of trends in operating results for any future period.

Forward-looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those contemplated in these forward-looking statements. In particular, the risks and uncertainties include those described in our annual report on Form 10-K for the year ended June 30, 2001 and in other periodic Securities and Exchange Commission filings. These risks and uncertainties include, among other things, the following:

     o   the growth of the Internet news market;
     o   the effects of competition;
     o   our ability to maintain our name recognition;
     o   the financial stability of our customers;
     o our ability to manage growth of our operations, both domestically and internationally;
     o our ability to maintain a secure and reliable news-delivery network;
     o our ability to maintain relationships with key content providers;
     o   our ability to attract and retain key personnel;
         the volatility of our Common Stock price;
     o acquisitions involving us, which may disrupt the business and be dilutive to our existing stockholders;
     o our ability to successfully market our services to current and new customers;
     o   our ability to reduce operating expenses; and
     o our ability to manage and grow our business in markets impacted by terrorist activities.

Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise the information contained in this Form 10-Q, whether as a result of new information, future events or circumstances or otherwise.

RESULTS OF OPERATIONS

Comparison of the three months ended December 31, 2001 to the three months ended December 31, 2000

During the three months ended December 31, 2001, we earned operating income of approximately $24,000, compared to operating income of approximately $115,000 during the three months ended December 31, 2000. We reported net income of approximately $3,000 during the three months ended December 31, 2001, compared to net income of approximately $112,000 for the three months ended December 31, 2000. As discussed below, the decline in operating income and net income is due primarily to a decrease in gross revenues and partially to a decrease in gross profit margins. The decline in revenues was partially offset by a decrease in total operating expenses. In addition, COMTEX' wholly-owned subsidiary, nFactory COMTEX, S.L., began operations in the second quarter, resulting in expenses to the Company to fund the subsidiary's operations.

Revenues consist primarily of royalty revenues and fees from the licensing of content products to information distributors. During the three months ended December 31, 2001, total revenues were approximately $3,198,000, or approximately $1,126,000 (26%) less than the total revenues for the three months ended December 31, 2000. The decline in revenues was due to the loss of revenues from the Company's existing customer base: many of these customers, primarily in the Internet and personal investor markets, declared bankruptcy or were unable to obtain funding and remain in business. Further, our revenues from new customers were less than the revenues generated from new customers in the prior year's quarter.

Our cost of revenues consists primarily of content license fees and royalties to information providers, as well as data communication costs for the delivery of our products to customers. The cost of revenues for the three months ended December 31, 2001 was approximately $999,000 or approximately $157,000 (14%) less than the cost of revenues for the three months ended December 31, 2000. The decrease in cost is primarily due to the decrease in content royalties based on decreased revenues for the period. The decrease is partially offset by required minimum fees paid by the Company to some information providers that cause royalties, as a percentage of revenues, to fail to reflect the changes in revenues.

The gross profit for the three months ended December 31, 2001 was approximately $2,199,000 or approximately $970,000 (31%) less than the gross profit for the same period in the prior year. The gross profit percentage declined for the three months ended December 31, 2001 to approximately 69% from approximately 73% for the three months ended December 31, 2000. The decline is due to the fact that the required minimum royalties the Company paid to certain information providers exceeded the royalties earned by those information providers during the period.

Total operating expenses for the three months ended December 31, 2001 were approximately $2,175,000, representing an approximately $879,000 (29%) decrease in operating expenses over the three months ended December 31, 2000. The decrease in operating expenses is due to reductions in personnel across all departments and reduced sales and marketing related expenses. These expense reductions were implemented in response to the loss of annuity revenue experienced over the last few quarters. The decrease in operating expenses was partially offset by increased legal fees, consulting activities to explore new business opportunities and an increase in depreciation and amortization expense.

Technical operations and support expenses during the three months ended December 31, 2001 decreased approximately $350,000 (38%) from these expenses in the three months ended December 31, 2000. The decrease in expense resulted from a decrease in personnel, computer parts and consulting expenses.

Product development expenses decreased by approximately
$42,000 (33%) for the three months ended December 31, 2001 compared to the three months ended December 31, 2000. This decrease is the result of fewer personnel in this department. Product development activities include quality assurance, enhancements to our products and the development of proprietary news products.

Sales and marketing expenses decreased by approximately
$464,000 (61%) for the three months ended December 31, 2001 compared to the three months ended December 31, 2000. This decrease is the result of reductions in personnel, advertising and promotional activities and public relations expenses compared to the same quarter in the previous year, as well as decreased sales commissions. In addition, travel and entertainment costs were significantly lower in the current quarter than the previous year's quarter.

General and administrative expenses for the three months ended December 31, 2001 were approximately $122,000 (11%) less than these expenses during the three months ended December 31, 2000. This decrease in expenses resulted from decreases in personnel and related costs including recruiting and office supplies. The decreases were partially offset by increases in consulting activities aimed at exploring new business opportunities and legal fees for litigation issues.

Depreciation and amortization expense for the three months ended December 31, 2001 was approximately $99,000 (55%) higher than the expense during the same period in the prior year. The increase was due to the deployment of upgraded production software and hardware in the spring of 2001 and increased capital expenditures related to increasing the capacity and redundancy of the production systems over the past twelve months.

Other income for the three months ended December 31, 2001 decreased approximately $19,000, or 771%, compared to the three months ended December 31, 2000. The decrease was due to reduced interest earned on decreased cash balances.

Comparison of the six months ended December 31, 2001 to the six months ended December 31, 2000

During the six months ended December 31, 2001, we earned operating income of approximately $114,000, compared to operating income of approximately $287,000 during the six months ended December 31, 2000. We reported net income of approximately $72,000 during the six months ended December 31, 2001, compared to net income of approximately $286,000 for the six months ended December 31, 2000. As discussed below, the decline in operating income and net income is due primarily to a decrease in gross revenues and partially to a decrease in gross profit margins.
The decline was partially offset by a decrease in total operating expenses.

Revenues consist primarily of royalty revenues and fees from the licensing of content products to information distributors. During the six months ended December 31, 2001, total revenues were approximately $6,662,000 or approximately $1,824,000 (21%) less than the total revenues for the six months ended December 31, 2000. The decline in revenues was due to the loss of revenues from the Company's existing customer base: many of these customers, primarily in the Internet and personal investor markets, declared bankruptcy or were unable to obtain funding and
remain in business.   In addition, the revenues from new
customers in the current six month period were less than the revenues generated from new customers in the prior six month period.

Our cost of revenues consists primarily of content license fees and royalties to information providers, as well as data communication costs for the delivery of our products to customers. The cost of revenues for the six months ended December 31, 2001 was approximately $2,077,000 or approximately $239,000 (10%) less than the cost of revenues for the six months ended December 31, 2000. The decrease in cost is primarily due to the decrease in content royalties based on decreased revenues for the period. The decrease is partially offset by required minimum fees paid by the Company to information providers that cause royalties, as a percentage of revenue, to fail to reflect the changes in revenues.

The gross profit for the six months ended December 31, 2001
was approximately $4,585,000 or approximately $1,585,000 (26%) less than the gross profit for the same period in the prior year. The gross profit percentage declined for the six months ended December 31, 2001 to approximately 69% from approximately 73% for the six months ended December 31, 2000. The decline is due to the fact that the required minimum royalties paid by the Company to certain information providers exceeded the royalties earned by those information providers during the period.

Total operating expenses for the six months ended December 31, 2001 were approximately $4,471,000, representing an approximately $1,412,000 (24%) decrease in operating expenses over the six months ended December 31, 2000. The decrease in operating expenses is due to a decrease in stock-based compensation, as well as reductions in personnel across all departments and reduced sales and marketing related expenses. These expense reductions were implemented in response to the loss of annuity revenue experienced over the last few quarters. The decrease in operating expenses was partially offset by increased consulting activities aimed at exploring new business opportunities, increased legal fees and an increase in depreciation and amortization expense.

Technical operations and support expenses during the six months ended December 31, 2001 decreased approximately $559,000 (33%) from these expenses in the six months ended December 31, 2000. This decrease resulted from a decrease in personnel, computer parts, travel and consulting expenses. The decrease in expense also includes an adjustment to software expense related to the return of certain software and renegotiated license fees.

Product development expenses decreased by approximately
$64,000 (24%) for the six months ended December 31, 2001 compared to the six months ended December 31, 2000. This decrease is the result of fewer personnel in this department. Product development activities include quality assurance, enhancements to our products and the development of proprietary news products.

Sales and marketing expenses decreased by approximately $703,000 (50%) for the six months ended December 31, 2001 compared to the six months ended December 31, 2000. This decrease is the result of a reduction in personnel, decreased advertising, promotional activities, public relations expenses and decreased sales commissions. In addition, travel, entertainment and conference costs were significantly lower in the current period than the previous year's period.

General and administrative expenses for the six months ended December 31, 2001 were approximately $11,000 (1%) less than these expenses during the six months ended December 31, 2000. This decrease in expenses resulted from decreases in personnel and related costs including recruiting, employee relations and office supplies. The decreases were partially offset by increases in consulting activities to explore new business opportunities, in legal fees for litigation issues and SEC filings, and in Board of Directors fees related to additional meetings. Also, we recorded additional reserves for doubtful accounts related to the significant number of customer cancellations due to their lack of funding or failed businesses.

In connection with the transfer of stock options from the Chairman of the Board of Directors to certain employees, we recorded stock-based compensation of approximately $7,000 for the six months ended December 31, 2001, compared to approximately $315,000 for the six months ended December 31, 2000. The decrease in stock-based compensation is a result of the decrease in the fair market value of our common stock at the dates of transfer.

Depreciation and amortization expense for the six months ended December 31, 2001 was approximately $234,000 (74%) higher than the expense during the same period in the prior year. The increase was due to the deployment of upgraded production software and hardware in the spring of 2001 and increased capital expenditures related to increasing the capacity and redundancy of the production systems over the past twelve months.

Other income for the six months ended December 31, 2001 decreased approximately $41,000 compared to the six months ended December
31, 2000. This decrease was due to reduced interest earned on decreased cash balances.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

For the six months ended December 31, 2001, our operations produced operating income of approximately $114,000 and net income of approximately $72,000. At December 31, 2001, we had working capital of approximately $484,000, as compared with working capital of approximately $131,000 at June 30, 2001. The increase in working capital was due primarily to the use of cash provided by operating activities to reduce accounts payable and accrued expenses. We had net stockholders' equity of approximately $3,271,000 at December 31, 2001, as compared to net stockholders' equity at June 30, 2001 of approximately
$3,109,000. The increase in stockholders' equity was due to the exercise of stock options, the issuance of stock under the Employee Stock Purchase Plan and the retention of net income earned during the six months ended December 31, 2001.

For the six months ended December 31, 2001, operating activities generated approximately $717,000 in cash. We had cash of approximately $789,000 at December 31, 2001, compared to approximately $367,000 at June 30, 2001. To date, our operations have generated cash flow sufficient to cover our expenses.

We made capital expenditures of approximately $365,000 in the six months ended December 31, 2001, primarily for software licensing and the development of software for internal use. These investments improve our product capabilities and reliability, and our ability to meet future content and client processing requirements.

In June 2001, we obtained a $500,000 line of credit to assist us with short-term fluctuations in cash flow, if necessary. The line of credit bears interest at the Prime Rate, as published in the Wall Street Journal, and expires June 29, 2002. To date we have not used this facility but may do so in the future.

In August 2001, we signed an amendment to the 10% Senior Subordinated and Secured Note payable to AMASYS Corporation ("AMASYS") extending the term of the note from July 1, 2002 to July 1, 2008. Included in the amendment is a provision for AMASYS to convert all or a portion of the outstanding principal amount, plus accrued interest, into common stock of COMTEX. The note is convertible at a price of $1.00 per share, which price increases by $0.10 upon each anniversary of the amendment.

During the second quarter of FY 2002, our wholly owned subsidiary, nFactory COMTEX, S.L., located in Madrid, Spain, began operations. The subsidiary was formed to expand our operations throughout Europe. The management agreement between COMTEX and the subsidiary provides that COMTEX will pay to the subsidiary a monthly payment based on revenues, but in no event less than $15,000, for sales and customer support activities. During the period ended December 31, 2001, COMTEX paid $105,000 for those services. The financial statements included with this Form 10-Q present the consolidated financial results of COMTEX and its subsidiary.

Currently, our operations generate cash flow sufficient to cover our expenses and we believe that cash from operations will provide us with adequate cash resources to meet our obligations on a short-term basis. Our ability to meet our liquidity needs on a long-term basis depends upon our ability to generate sufficient revenues and cash to cover our current obligations and to pay down our long-term debt obligations. Any further corporate consolidation or market deterioration affecting our customers could limit our ability to generate such revenues. No assurance may be given that we will be able to maintain the revenue base or the size of profitable operations that may be necessary to achieve our liquidity needs.

EBITDA, as defined below, decreased approximately 27% to $669,000 for the six months ended December 31, 2001 compared to $916,000 for the six months ended December 31, 2000. The decrease is due to the decrease in revenues and the decrease in gross profit margin, offset partially by decreased operating expenses, excluding stock-based compensation, depreciation and amortization.

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

Item 3.

      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

          None.

Part II.  Other Information

     Item 1.  Legal Proceedings -

     On July 17, 2001, the Company filed a breach of contract action against Infospace, Inc., a former customer, in the United States District Court for the Eastern District of Virginia for payments owed under contracts with the defendant corporation. The Company is seeking damages in the range of $1,000,000 to $16,000,000. The suit is captioned Comtex News Network, Inc. v. Infospace, Inc. Case Number CV01-1108-A.

     On August 13, 2001, Infospace filed an Answer and Counterclaim alleging that Comtex breached its agreement and seeks damages of $1,000,000 for lost business, loss of reputation and good will. Comtex intends to vigorously defend itself against the allegations in the counterclaim. The Parties are preparing for a March 2002 trial date in the Eastern District of Virginia.

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

               21  Subsidiaries of the Registrant


     (b)  Reports on Form 8-K

               None.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              COMTEX NEWS NETWORK, INC.
                                   (Registrant)


    Dated:  February 14, 2002     By:  /S/CHARLES W.TERRY
                                  Charles W. Terry
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)

                                  By:  /S/   ROBIN Y. DEAL
                                  Robin Y. Deal
                                  Vice President, Finance & Accounting
                                  (Principal Financial and Accounting
                                   Officer)