Form 10-Q
period 2002-03-31
COMTEX NEWS NETWORK INC
filed 2002-05-15
CIK 352988

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q
(Mark One)

   X Quarterly report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the quarterly period ended March 31, 2002 or

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

                    Yes X     No ___

As of May 10, 2002, 13,091,744 shares of the Common Stock of the registrant were outstanding.

                        COMTEX NEWS NETWORK, INC.
                            TABLE OF CONTENTS



Part I    Financial Information:                       Page No.

     Item 1.  Financial Statements

               Consolidated Balance Sheets                       3
                as of March 31, 2002 (unaudited)
                and June 30, 2001

               Consolidated Statements of Operations             4
                for the Three and Nine Months Ended
                March 31, 2002 and 2001 (unaudited)

               Consolidated Statements of Cash Flows             5
                for the Nine Months Ended
                March 31, 2002 and 2001 (unaudited)

               Notes to Financial Statements                     6


     Item 2.  Management's Discussion and Analysis               8
                of Financial Condition and Results
                of Operations

Item 3.  Quantitative and Qualitative Disclosure
                about Market Risk                                15

Part II   Other Information:

     Item 1. Legal Proceedings                                   15
     Item 2. Changes in Securities and Use of Proceeds           15
     Item 3. Defaults Upon Senior Securities                     15
     Item 4. Submission of Matters to a
               Vote of Security Holders                          15
     Item 5. Other Information                                   15
     Item 6.   Exhibits and Reports on Form 8-K                  16


SIGNATURES                                                       17

                                  COMTEX NEWS NETWORK, INC.
                                 CONSOLIDATED BALANCE SHEETS

                                                        March 31,                 June 30,
                                                          2002                      2001
                                                     --------------            --------------
                                                        (Unaudited)

ASSETS

  CURRENT ASSETS
    Cash and Cash Equivalents                          $  1,052,268              $   367,493
    Accounts Receivable, Net of Allowance of
      approximately $296,000 and $554,000
        at March 31, 2002 and June 30, 2001,
        respectively                                      1,085,338                1,897,983
    Prepaid Expenses and Other Current Assets               259,204                  367,112
                                                     --------------            --------------
              TOTAL CURRENT ASSETS                        2,396,810                2,632,588

  PROPERTY AND EQUIPMENT, NET                             3,345,924                3,730,653

  DEPOSITS AND OTHER ASSETS                                 193,349                  201,802
                                                     --------------            --------------
TOTAL ASSETS                                           $  5,936,083              $ 6,565,043
                                                     ==============            ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
    Accounts Payable and Accrued Expenses              $  1,971,989              $ 2,501,834
                                                     --------------            --------------
              TOTAL CURRENT LIABILITIES                   1,971,989                2,501,834

  LONG-TERM LIABILITIES:
    Long-Term Notes Payable - Affiliate                     926,954                  953,954
                                                     --------------            --------------
TOTAL LIABILITIES                                         2,898,943                3,455,788

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

    Common Stock, $0.01 Par Value -
      Shares Authorized: 18,000,000;
         Shares issued and outstanding: 13,091,694
         and 10,191,373, respectively                       130,917                  101,914
    Additional Capital                                   12,180,932               11,867,469
    Accumulated Deficit                                  (9,271,434)              (8,860,128)
    Foreign Currency Translation Adjustment                  (3,275)                     -
                                                      --------------            --------------
TOTAL STOCKHOLDERS' EQUITY                                3,037,140                3,109,255
                                                      --------------            --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $  5,936,083              $ 6,565,043
                                                      ==============            ==============

The accompanying "Notes to Financial Statements" are an integral part of these financial statements.

                                   COMTEX NEWS NETWORK, INC.
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2002 AND 2001
                                           (UNAUDITED)

                                        Three months ended                     Nine months ended
                                             March 31,                             March 31,
                                   ------------------------------         ----------------------------
                                       2002              2001                2002              2001
                                   -----------       -----------          -----------      -----------
Revenues                          $ 2,901,678        $4,306,391           $9,563,537       $12,792,136

Cost of Revenues                    1,001,164         1,171,588            3,078,153         3,487,740
                                   -----------       -----------         -----------       -----------
Gross Profit                        1,900,514         3,134,803            6,485,384         9,304,396
Operating Expenses
Technical Operations & Support        548,007           862,970            1,671,420         2,545,469
Product Development                    82,710           191,322              285,514           458,424
Sales and Marketing                   351,370           687,373            1,042,344         2,081,465
General and Administrative          1,101,204         1,108,658            2,999,641         3,018,477
Stock-based Compensation                -                  -                   6,678           314,600
Depreciation and Amortization         280,083           201,889              828,535           516,207
                                   -----------      -----------          -----------       -----------
Total Operating Expenses            2,363,374         3,052,212            6,834,132         8,934,642

Operating Income/(Loss)              (462,860)           82,591             (348,748)          369,754

Other Income/(Expense)
Interest Expense/Other                (23,298)          (24,149)             (70,421)          (74,885)
Interest Income/Other                   2,488            12,615                8,288            62,992
                                   -----------      -----------          -----------       -----------
     Other Income/(Expense), net      (20,810)          (11,534)             (62,133)          (11,893)
                                   -----------      -----------          -----------       -----------
Income Before Income Taxes           (483,670)           71,057             (410,881)          357,861

Income Taxes                            -                   878                  425             2,103
                                   -----------      -----------          -----------       -----------
Net Income/(Loss)                    (486,670)         $ 70,179             (411,306)         $355,758
                                   ===========      ===========          ===========       ===========

Basic Earnings/(Loss)
  Per Common Share                   $   (.04)         $    .01             $   (.04)         $    .04
                                   ===========      ===========          ===========       ===========
Weighted Average Number
   of Common Shares                 11,659,409       10,062,307           10,767,801        10,004,446
                                   ===========      ===========          ===========       ===========
Diluted Earnings/(Loss)
   Per Common Share                  $   (.04)         $    .01             $   (.04)         $    .03
                                   ===========      ===========          ===========       ===========
Weighted Average Number
   of Shares Assuming Dilution      11,659,409       13,270,990           10,767,801        13,629,447
                                   ===========      ===========          ===========       ===========

The accompanying "Notes to Financial Statements" are an integral part of these financial statements

                            COMTEX NEWS NETWORK, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   Nine Months Ended
                                                                        March 31,
                                                       ------------------------------------------
                                                            2002                        2001
                                                       --------------              --------------
Cash Flows from Operating Activities:
Net Income/(Loss)                                        $  (410,381)                $   355,758
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and Amortization Expense                        828,522                     516,207
Bad Debt Expense                                             373,199                     552,850
Stock-based Compensation                                       6,678                     314,600
Changes in Assets and Liabilities:
Accounts Receivable                                          439,446                    (609,843)
Prepaid Expenses and Other Current Assets                    107,838                    (249,177)
Deposits and Other Long Term Assets                            8,453                    (150,712)
Accounts Payable and Accrued Expenses                       (529,790)                     24,280
                                                       --------------              --------------

Net Cash provided by Operating Activities                    823,965                     753,963

Cash Flows from Investing Activities:
Purchases of Property and Equipment                         (444,399)                 (2,042,517)
                                                       --------------              --------------
Net Cash used in Investing Activities                       (444,399)                 (2,042,517)

Cash Flows from Financing Activities:
Repayments on Notes Payable                                  (27,000)                    (84,000)
Issuance of Stock under Employee Stock Purchase Plan          17,965                      43,478
Exercise of Stock Options                                    317,823                      55,817
                                                       -------------               --------------
Net Cash provided by Financing Activities                    308,788                      15,295

Effect of exchange rate changes on cash                       (3,579)                      -
                                                       --------------              --------------
Net Increase/(Decrease)
 in Cash and Cash Equivalents                                684,775                  (1,273,259)

Cash and Cash Equivalents
  at Beginning of Period                                     367,493                   1,655,222
                                                       --------------              --------------
Cash and Cash Equivalents at End of Period               $ 1,052,268                 $   381,963
                                                       ==============              ==============

The accompanying "Notes to Financial Statements" are an integral part of these financial statements

                    COMTEX NEWS NETWORK, INC.
            NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                         March 31, 2002


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

The Company has designated the Euro as the functional currency of its wholly-owned subsidiary in Spain. Accordingly, assets and liabilities are translated from the Euro into U.S. dollars at the end of period exchange rate, and revenues and expenses are translated at average monthly exchange rates. Foreign currency translation gains and losses are recorded in stockholders' equity and reflected as a component of other comprehensive income or loss. Total comprehensive loss for the three and nine months ended March 31, 2002 was approximately $487,000 and $415,000, respectively.

During the fiscal year ended June 30, 2001, the Company recorded an adjustment to the quarter ended September 30, 2000, of approximately $315,000 in stock-based compensation pursuant to the transfer of options by the Chairman of the Board of Directors to certain members of management. This adjustment resulted in a reduction in operating income, net income and retained earnings of the same amount. Basic earnings per share and diluted earnings per share were reduced by 3 cents and 2 cents, respectively, for the nine months ended March 31, 2001.

Certain amounts for the three and nine months ended March
31, 2001 have been reclassified to conform to the presentation of the three and nine months ended March 31, 2002.


2.   Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                         Three Months Ended                   Nine Months Ended
                                              March 31,                           March 31,
                                        2002              2001              2002              2001
                                   --------------     ------------    ---------------    --------------
 Numerator:
 Net Income/(Loss)                   $   (483,670)     $    70,179       $   (411,306)     $    355,758
                                   ==============     ============    ================   ==============
 Denominator:
 Denominator for basic earnings per
 share - weighted average shares       11,659,409       10,062,307         10,767,801        10,004,446

 Effect of dilutive securities:
 Stock Options                            -              3,208,683           -                3,625,001
                                   --------------     ------------    ----------------   ---------------
 Denominator for diluted earnings      11,659,409       13,270,990         10,767,801        13,629,447
 per share
                                   ==============     ============    ================   ===============

 Basic (Loss)/Earnings Per Share     $      (.04)     $        .01      $       (.04)    $         .04

 Diluted (Loss)/Earnings Per         $      (.04)     $        .01      $       (.04)    $         .03
 Share


3.   Income Taxes

The provision for income taxes is limited to the liability for alternative minimum tax, as the majority of income for Federal and state tax purposes has been offset by net operating loss and investment tax credit carryforwards.


4.   Commitments and Contingencies

On July 17, 2001, the Company filed a breach of contract action against Infospace, Inc., a former customer, in the United States District Court for the Eastern District of Virginia for payments owed under contracts with the defendant corporation. The suit was captioned Comtex News Network, Inc. v. Infospace, Inc. Case Number CV01-1108-A. On August 13, 2001, Infospace filed an Answer and Counterclaim alleging that Comtex breached its agreement and sought damages for lost business, loss of reputation and good will.

On March 11, 2002, the court issued a directed verdict in favor of InfoSpace on the breach of contract claim and Infospace withdrew the counterclaim. Infospace has filed a petition with the court for reimbursement of attorneys' fees and costs. That petition has been opposed by the Company and is under consideration by the court.


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


Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting policies generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We believe the following critical accounting policies affect significant judgments, estimates and assumptions used in the preparation of the consolidated financial statements.

Revenue

Information services revenues are recognized as services are rendered based on contractual terms such as usage, fixed fee, percentage of distributor revenues or other pricing models. Start-up fee revenues are recognized over the initial term of the contract. Data communication revenues are recognized in accordance with contract terms as costs are incurred. Amounts received in advance are deferred and recognized over the service period.

Contingencies

From time to time, we are subject to proceedings, lawsuits and other claims related to labor and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these contingencies as well as potential ranges of probable losses and establish reserves accordingly. The amounts of reserves required, if any, may change in future periods due to new developments in each matter or changes in approach to a matter such as a change in settlement strategy.


RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2002 to the three months ended March 31, 2001


During the three months ended March 31, 2002, we incurred an operating loss of approximately $463,000, compared to operating income of approximately $83,000 during the three months ended March 31, 2001. We reported a net loss of approximately $484,000 during the three months ended March 31, 2002, compared to net income of approximately $70,000 for the three months ended March 31, 2001. As discussed below, the decline in operating income and net income is due primarily to a decrease in gross revenues and a decrease in gross profit margins. The decline in revenues was partially offset by a decrease in total operating expenses. In addition, we incurred costs of approximately $360,000 during the quarter related to a breach of contract action against Infospace, Inc., a former customer.

Revenues consist primarily of royalty revenues and fees from the licensing of content products to information distributors. During the three months ended March 31, 2002, total revenues were approximately $2,902,000, or approximately $1,405,000 (33%) less than the total revenues for the three months ended March 31, 2001. The decline in revenues is the direct result of business shut downs and consolidation among clients, primarily in the Internet and personal investor markets. Further, revenues from new customers were less than the revenues generated from new customers in the prior year's quarter.

Our cost of revenues consists primarily of content license fees and royalties to information providers, as well as data communication costs for the delivery of our products to customers. The cost of revenues for the three months ended March 31, 2002 was approximately $1,001,000 or approximately $170,000 (15%) less than the cost of revenues for the three months ended March 31, 2001. The decrease in cost is primarily due to the decrease in content royalties as a result of decreased revenues for the period. The decrease is partially offset by required minimum fees paid to certain information providers that cause royalties, as a percentage of revenues, to be higher.

The gross profit for the three months ended March 31, 2002 was approximately $1,901,000 or approximately $1,234,000 (39%) less than the
gross profit for the same period in the prior year.   The gross profit
percentage declined for the three months ended March 31, 2002 to approximately 66% from approximately 73% for the three months ended March 31, 2001. The decline relates to the decrease in revenues which caused the required minimum fees paid to certain information providers to exceed the royalties earned by those information providers during the period, therefore increasing the cost as a percentage of revenues.

Total operating expenses for the three months ended March 31, 2002 were approximately $2,363,000, representing an approximately $689,000 (23%) decrease in operating expenses from the three months ended March 31, 2001. The decrease in operating expenses reflects reductions in personnel across all departments and reduced sales and marketing expenses. These expense reductions were implemented in response to the decline in revenue over the past twelve months. The decrease in operating expenses was partially offset by increased legal and accounting fees, business consulting activities, the funding of nFactory COMTEX, S.L. operations and an increase in depreciation and amortization expense.

Technical operations and support expenses during the three months ended March 31, 2002 decreased approximately $315,000 (36%) from these expenses in the three months ended March 31, 2001. The decrease in expense resulted from a decrease in personnel, computer parts and consulting expenses.

Product development expenses decreased by approximately $109,000
(57%) for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. This decrease is the result of personnel reductions in this department. Product development activities include quality assurance, enhancements to our products and the development of proprietary news products.

Sales and marketing expenses decreased by approximately $336,000
(49%) for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. This decrease is the result of reductions in personnel, advertising and promotional activities and public relations expenses compared to the same quarter in the previous year, as well as decreased sales commissions.

General and administrative expenses for the three months ended March 31, 2002 were approximately $7,000 (1%) less than these expenses during the three months ended March 31, 2001. This minimal decrease is due primarily to decreases in personnel and related costs including recruiting and office supplies. The decreases were partially offset by an increase in consulting activities aimed at exploring business development opportunities and legal and accounting fees related to the Infospace lawsuit.

Depreciation and amortization expense for the three months ended March 31, 2002 was approximately $78,000 (39%) higher than the expense during the same period in the prior year. The increase was due to the deployment of upgraded production software and hardware in the spring of 2001 and increased capital expenditures related to increasing the capacity and redundancy of the production systems over the past twelve months.

Other income for the three months ended March 31, 2002 decreased approximately $9,000, or 80%, compared to the three months ended March 31, 2001. The decrease was due to reduced interest earned on decreased cash balances.


Comparison of the nine months ended March 31, 2002 to the nine months ended March 31, 2001

During the nine months ended March 31, 2002, we incurred an operating loss of approximately $349,000, compared to operating income of approximately $370,000 during the nine months ended March 31, 2001. We reported a net loss of approximately $411,000 during the nine months ended March 31, 2002, compared to net income of approximately $356,000 for the nine months ended March 31, 2001. As discussed below, the decline in operating income and net income is due primarily to a decrease in gross revenues and partially to a decrease in gross profit margins.
In addition, we incurred professional fees related to a breach of contract action against Infospace, Inc. during the nine months ended March 31, 2002. The decline was partially offset by a decrease in total operating expenses.

Revenues consist primarily of royalty revenues and fees from the licensing of content products to information distributors. During the nine months ended March 31, 2002, total revenues were approximately $9,564,000 or approximately $3,229,000 (25%) less than the total revenues for the nine months ended March 31, 2001. The decline in revenues is the direct result of business shut downs and consolidation among clients,
primarily in the Internet and personal investor markets.   In addition,
revenues from new customers in the current nine-month period were less than the revenues generated from new customers in the prior nine-month period.

Our cost of revenues consists primarily of content license fees and royalties to information providers, as well as data communication costs for the delivery of our products to customers. The cost of revenues for the nine months ended March 31, 2002 was approximately $3,078,000 or approximately $410,000 (12%) less than the cost of revenues for the nine months ended March 31, 2001. The decrease in cost is primarily due to the decrease in content royalties as a result of decreased revenues for the period. The decrease is partially offset by required minimum fees paid to certain information providers that cause royalties, as a percentage of revenue, to be higher.

The gross profit for the nine months ended March 31, 2002 was approximately $6,485,000 or approximately $2,819,000 (30%) less than the
gross profit for the same period in the prior year.   The gross profit
percentage declined for the nine months ended March 31, 2002 to approximately 68% from approximately 73% for the nine months ended March 31, 2001. The decline relates to the decrease in revenues which caused the required minimum fees paid to certain information providers to exceed the royalties earned by those information providers during the period, therefore increasing the cost as a percentage of revenues.

Total operating expenses for the nine months ended March 31, 2002 were approximately $6,834,000, representing an approximately $2,101,000 (24%) decrease in operating expenses over the nine months ended March 31, 2001. The decrease in operating expenses reflects reductions in personnel across all departments, reduced sales and marketing expenses and a decrease in stock-based compensation. These expense reductions were implemented in response to a decline in revenue over the previous twelve months. The decrease in operating expenses was partially offset by increased consulting activities aimed at exploring business development opportunities, increased legal and accounting fees and an increase in depreciation and amortization expense.

Technical operations and support expenses during the nine months ended March 31, 2002 decreased approximately $874,000 (34%) from these expenses in the nine months ended March 31, 2001. This decrease resulted from a decrease in personnel, computer parts, software maintenance and consulting expenses. The decrease in expense also includes an adjustment to software expense related to the return of certain software and renegotiated license fees.

Product development expenses decreased by approximately $173,000
(38%) for the nine months ended March 31, 2002 compared to the nine months ended March 31, 2001. This decrease is the result of personnel reductions in this department. Product development activities include quality assurance, enhancements to our products and the development of proprietary news products.

Sales and marketing expenses decreased by approximately $1,039,000
(50%) for the nine months ended March 31, 2002 compared to the nine months ended March 31, 2001. This decrease is the result of a reduction in personnel, decreases in advertising and promotional activities, public relations expenses and sales commissions. In addition, travel, entertainment and conference costs were significantly lower in the current period compared to the previous year.

General and administrative expenses for the nine months ended March
31, 2002 were approximately $19,000 (1%) less than these expenses during the nine months ended March 31, 2000. This minimal decrease in expenses resulted from decreases in personnel and related costs including recruiting, employee relations and office supplies. The decrease was partially offset by increases in consulting activities to explore business development opportunities, legal and accounting fees for litigation issues and SEC filings, and Board of Directors fees related to additional meetings.

In connection with the transfer of stock options from the Chairman of the Board of Directors to certain employees, we recorded stock-based compensation of approximately $7,000 for the nine months ended March 31, 2002, compared to approximately $315,000 for the nine months ended March 31, 2001. The decrease in stock-based compensation is a result of the decrease in the fair market value of our common stock as of the dates of transfer.

Depreciation and amortization expense for the nine months ended March 31, 2002 was approximately $312,000 (61%) higher than the expense during the same period in the prior year. The increase was due to the deployment of upgraded production software and hardware in the spring of 2001 and increased capital expenditures related to increasing the capacity and redundancy of the production systems over the past twelve months.

Other income for the nine months ended March 31, 2002 decreased approximately $50,000 compared to the nine months ended March 31, 2001. This decrease was due to reduced interest earned on decreased cash balances.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended March 31, 2002, our operations produced an operating loss of approximately $349,000 and a net loss of approximately $411,000. At March 31, 2002, we had working capital of approximately $425,000, as compared with working capital of approximately $131,000 at June 30, 2001. The increase in working capital was due primarily to the use of cash provided by operating activities to reduce accounts payable and accrued expenses, as well as an increase in the collection of accounts receivable. We had net stockholders' equity of approximately $3,037,000 at March 31, 2002, as compared to net stockholders' equity at June 30, 2001 of approximately $3,109,000. The decrease in stockholders' equity was due primarily to the net loss incurred during the nine months ended March 31, 2002, partially offset by the exercise of stock options, and the issuance of stock under the Employee Stock Purchase Plan.

For the nine months ended March 31, 2002, operating activities generated approximately $824,000 in cash. We had cash of approximately $1,052,000 at March 31, 2002, compared to approximately $367,000 at June 30, 2001. To date, our operations have generated cash flow sufficient to cover our expenses.

We made capital expenditures of approximately $444,000 in the nine months ended March 31, 2002, primarily for software licensing and the development of software for internal use, compared to $2,043,000 for the same period ended March 31, 2001. These investments improve our product capabilities and reliability, and our ability to meet future content and client processing requirements.

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

During the second quarter of FY 2002, our wholly owned subsidiary, nFactory COMTEX, S.L., located in Madrid, Spain, began operations. The subsidiary was formed to sell existing Comtex products to clients in Western Europe and establish a customer foundation for selected new
product initiatives.   The effective date of the agency agreement between
COMTEX and the subsidiary was amended to May 1, 2002. All payments made to or on behalf of the subsidiary prior to that date are recorded as capital contributions. As of the nine months ended March 31, 2002, we have made capital contributions of approximately $189,000. The financial statements included with this Form 10-Q present the consolidated financial results of COMTEX and its subsidiary.

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

EBITDA, as defined below, decreased approximately 59% to $486,000 for the nine months ended March 31, 2002 compared to $1,201,000 for the nine months ended March 31, 2001. The decrease is due to the decline in revenues and gross profit margin, offset partially by decreased operating expenses, excluding stock-based compensation, depreciation and amortization.

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

Item 3.

          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

          None.

Part II.  Other Information

     Item 1.  Legal Proceedings -

On July 17, 2001, we filed a breach of contract action against Infospace, Inc., a former customer, in the United States District Court for the Eastern District of Virginia for payments owed under contracts with the defendant corporation. The suit was captioned Comtex News Network, Inc. v. Infospace, Inc. Case Number CV01-1108-A. On August 13, 2001, Infospace filed an Answer and Counterclaim alleging that we breached our agreement and sought damages for lost business, loss of reputation and good will.

On March 11, 2002, the court issued a directed verdict in favor of InfoSpace on the breach of contract claim and Infospace withdrew the counterclaim. Infospace has filed a petition with the court for reimbursement of attorneys' fees and costs. We have opposed the petition, which is under consideration by the court.

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


     Item 5.  Other Information

               None.

     Item 6.    Exhibits and Reports on Form 8-K.

     (a)  Exhibits
                21  Subsidiaries of the Registrant


     (b)  Reports on Form 8-K

               On March 6, 2002 we filed a current report on Form 8-K reporting a change in control of the Company, by which current members of the Board of Directors and management increased their share ownership pursuant to the purchase of shares of common stock.

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              COMTEX NEWS NETWORK, INC.
                                   (Registrant)


    Dated:  May 15, 2002         By:  /S/   CHARLES W. TERRY
                                  Charles W. Terry
                                  President and Chief Executive
                                   Officer
                                  (Principal Executive Officer)

                              By:  /S/   ROBIN Y. DEAL
                                   Robin Y. Deal
                                   Vice President, Finance
                                    & Accounting
                                    (Principal Financial
                                     and Accounting Officer)