Form 10-K
period 2002-06-30
COMTEX NEWS NETWORK INC
filed 2002-09-30
CIK 352988

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.

                            FORM 10-K

(Mark One)

 X   Annual Report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the fiscal year ended June 30, 2002; or

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

As of September 20, 2002, the aggregate market value of the common stock held by non-affiliates of the Registrant (based upon the last reported sale price of the common stock as reported by the National Association of Securities Dealers Inc. through its Electronic OTC Bulletin Board) was approximately $1,127,265.

As of September 20, 2002, 13,140,893 shares of the Common Stock of the Registrant were outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE

The information required in response to Part III of Form 10-K is hereby incorporated by reference to the specified portions of the registrant's Proxy Statement to be filed within 120 days of the end of the fiscal year ended June 30, 2002.

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


Item 1.   Business

Overview

     We are a leading business-to-business "infomediary" providing real-time news content from our worldwide network of news publishers to our network of business information retailers, or distributors, serving the financial services, individual and institutional investor, wireless and corporate information markets. We employ internally developed technology to process, generally in less than 5 seconds, more than 20,000 real-time news stories each day from approximately 70 newswire services and other publishers. Our unique and uniform processing allows our customers to more effectively select and utilize the content in their products and services. Processing includes, for each news story, conversion to NewsML, an industry standard format, and indexing by category, keyword and ticker symbol.

Illustrated chart entitled, "COMTEX:  Creating Value by
Connecting Two Powerful Networks" This chart shows (1) publishers deliver content to COMTEX; (2) COMTEX provides one relationship, one business model, one cotnractual agreement and one data link to these publishers;(3) COMTEX delivers integrated, enhanced, aggregated real-time news to its client base of distributors through one relationship, in one format and one technical contact.

     Our network of distributors includes over one thousand information applications and web sites that require up-to-the-minute information to meet the needs of their end-users and customers. Our news stories, through these applications, reach an audience of millions of end-users each month.

     We license our news products to our distributors based upon the economics of their business models. Our distributors are responsible for developing their information applications and the sales and marketing of their respective direct distribution channels. We typically share in the revenues generated from the distributors' sales and marketing investments. We then pay a portion of our content-related revenue to our publisher suppliers.


Our Partners

     Network of Distributors. Our distributor partners integrate our products into their content-based applications to provide their end-users with relevant, timely and comprehensive global business, economic and general news coverage. Our content products, tailored to our distributors' specifications and market requirements, are designed to contribute to the success of their business models.

     Contract terms with our distributors generally range from one to three years. Our revenues are generated through various models including fixed fee, royalty minimums and variable royalties based on the growth and success of the distributor's business model. We offer a variety of delivery options including the Internet through file transfer protocol (FTP) and virtual private networks (VPN), as well as various high-speed technologies including leased line and frame relay. No individual distributor provides more than 10% of our revenue.

     Our distributor partners gain cost advantages by using us as a single-source provider. As depicted in the chart above, they gain access to only the content they need from approximately 70 news publishers with a single contract and royalty model, one technical format to integrate and tagged with our standardized metadata. Content is licensed on a topical or geographical basis, making it more cost effective for distributors since they pay only for the specific content that impacts their target audience.

Some of our current distributors include:

     O    Bloomberg
     O    CBS Marketwatch
     O    Dialog
     O    Factiva
     O    OneSource Information Services
     O    Screaming Media Inc./Stockpoint
     O    S&P Comstock
     O    Track Data
     O    Zacks Investment Research

     Network of Publishers. Our newswire services and other content providers supply us with the information that is the foundation of our product offerings. Each of our content providers generally offers a single editorial perspective and area of coverage, which we aggregate with other providers' content to create real-time and value-added topical news feeds for our distributors. This content includes:

  O Late-breaking domestic and international economic and
     political news;
  O Financial and business news;
  O Company information, press releases and stock quotes and charts; and
  O Sports and entertainment news.

     Through our network of distributors, our content providers earn new revenue streams, reach millions of end-users, gain rapid access to new markets and increase brand exposure. Our content providers are able to significantly expand their reach, while our distributors avoid the work and expense of aggregating content in diverse formats from multiple sources. Further, our licensing procedures address content providers' concerns over unauthorized distribution and publishing. Our royalty model is highly attractive to our content providers since it is based upon their content's contribution to our products and the corresponding revenues from our customers, which is unlike traditional models where royalties are limited to only those generated from actual use of the publishers' content by the end-user.

     Contract terms with our content providers generally range from one to three years and include the non-exclusive right to license their content in our products to re-sellers and other information distributors. This negotiated right is a significant asset since it allows us to generate revenue based on the extended end-user reach and business models of each of our distributors, instead of depending upon the costly pursuit and
monetization of individual readers.   In addition, the
distributors' marketing expenditures and product investments generally enhance our revenues, and therefore our publishers' royalties, without additional cost or effort. Costs associated with these licenses include fixed fees, royalty minimums and/or variable royalties paid to content providers based on our information services revenue.

     Some of our current providers include the following:

       O    The Associated Press
       O    Business Wire
       O    EDGAR Online
       O    Knight-Ridder/Tribune
       O    PBI Media Inc.
       O    PR Newswire
       O    United Press International

We also have agreements with a significant number of internationally based news agencies including the following:

       O    AllAfrica, Inc.
       O    Asia Pulse
       O    Australasian Business Intelligence Abstracts (ABIX)
       O    AFX News
       O    Business News Americas, Ltda.
       O    EFE News Service
       O    Europa Press Internet
       O    Xinhua

Technology

     During the 2000 fiscal year and the beginning of the 2001 fiscal year, we created and implemented Equinox, a real-time content processing system designed to process and enhance more than 100,000 real-time stories per day. Equinox provides improved quality, reliability, packaging and, ultimately, usability of our content.

     As electronic submissions of news and information are received, Equinox converts each story into a common data format; applies standardized document coding, or metadata; assigns relevant keywords from our proprietary taxonomy; and assigns ticker symbols of any public companies mentioned in the story. The metadata allows our customers to accurately and efficiently direct the right content to the right users at the right time. After the content processing has been completed, the system sorts each news story into topic-defined product categories. All content is processed and then distributed in real-time (generally under 5 seconds without human intervention) to our customers via XML or other specified format.

     Equinox was designed to provide for the ongoing creation of new topical products, standardized metadata and other content enhancements without significantly impacting processing time or requiring considerable development resources. Thus, we can add new publishers and create new products from existing content sources with minimal additional investment or ongoing cost.

     Backup and redundancy investments in fiscal 2002, including additional hardware and collocation facilities, have improved the reliability of our system and minimized the risk of catastrophic system or utility provider failures.

     The News Solutions (R) product, an alternative to streaming content delivery, provides our customers with the ability to implement news-based applications with no content hosting on their part and little or no development effort. News Solutions now provides the ability to access and select content by product, category, keyword, ticker symbol and/or full text search and offers alerting services to end-users. News Solutions has also been enhanced with a variety of formats and options such as the display of 20-minute delayed stock quotes, price charts and research information for each public company identified in a news story.

Customers, Sales and Marketing

     Our customers include business and consumer online services, personal investor web sites, general information web sites, Wall Street stock quote vendors, electronic clipping services and wireless information services who create online products and services using our content. These information services then market these products and services to end-user markets, business users and corporations. These end-users use our customers' services for market research, business intelligence, investment analysis and entertainment.

     Our marketing strategy is to provide content and content infrastructure to our customers who make their own investments in product development and marketing. In this way, we increase the value of our publishers' content with the investments of our distributors. Our combined abilities deliver the right content to the right reader at the right time. As a result, our news content is exposed to a highly qualified audience of millions of readers.

     Our sales force is focused on selling to and supporting our distributors in four primary markets in the United States and Europe, including professional investors, individual investors, Internet and corporate information services. The sales force receives a base salary and earns commissions on both new customers and revenue growth from existing customers. Our total compensation plan is consistent with industry compensation practices.


Product and Service Offerings

     The core products currently include a series of topic-defined real-time news products marketed under the brand name CustomWires (R), editorially selected top news products under the brand name COMTEX Newsroom (R) and complete publisher offerings known as full feeds. These products may be delivered as a real-time XML (or other format) streaming feed or imbedded in the customers' browser-based application via our hosted delivery application system, News Solutions (R). We also recently added an alerting application available to our distributors, known as The Ping (Tm). Each of these services is described in more detail below.

     CustomWires (R)

     CustomWires are topic-defined newswires that contain only topic-relevant stories from more than 20,000 stories daily, from approximately 70 publishing providers. Stories are selected by automated editorial software according to the significance of the story's content relative to specific CustomWires topics.

We offer twenty-six topics under the CustomWires brand name:

O    Bonds                           O    Healthcare
O    Business                        O    International
O    Community                       O    Market Beat
O    Daily Beat                      O    Olympic Beat
O    Energy                          O    Petroleum
O    Enterprise Content Management   O    Pharmaceuticals
O    Environment                     O    Public Companies
O    Equity Analysis                 O    Securities Exchange Commission
O    Finance                         O    Spanish Select
O    Foreign Business                O    Sports
O    Foreign Exchange                O    Technology
O    French Select                   O    Wall Street
O    Government                      O    World Affairs


We also offer an additional eleven geographical CustomWires focusing on specific international regions.

     COMTEX Newsroom (R)

     Our Newsroom products consist of editorially selected top news stories in twelve categories. A broad range of news story options includes financial markets, industries, general market and world news. Our editors are skilled at evaluating incoming news feeds for items that will directly affect business and investment decisions in a variety of markets. This expertise ensures that our customers receive relevant and compelling content. The COMTEX Newsroom, Top Headlines, Front Page, Financial Updates, Industry Updates and Personal Finance products are designed to satisfy distributors interested in reaching a broad audience of business end-users.

     Top Headlines. Top Headlines is an editorial service that selects up to five of the most significant news stories of the day in each of twelve topic-based CustomWires, including:

       O    Business
       O    Community
       O    Energy
       O    Entertainment
       O    Environment
       O    Finance
       O    Government
       O    Healthcare
       O    Internet
       O    International
       O    Sports
       O    Technology

These stories are delivered five times every weekday. In addition, International, Government, Business, Finance, Community and Sports are updated once a day on Saturday and Sunday.

     Front Page. Front Page is designed to reflect the front page of major U.S. newspapers. Our editors select the day's top ten news stories highlighting key global news, which is delivered five times every weekday and once a day on weekends.

     Financial Updates. Financial Updates keep businesses informed of the financial market. Our editors deliver the most relevant financial information from leading financial information sources twice every weekday. They also provide the basic overview, productivity and analysis for international and U.S. stock markets and the global bond and fund markets and also monitor key company mergers, acquisitions, stock buyouts, hostile takeovers and all economic indicator announcements and data releases.

     Industry Updates. Industry Updates provide competitive information by industry. Our editors select the top seven to ten stories from each industry category and distribute them to customers once a day on weekdays. These categories include vertical industries such as Airlines, Automobile, Banking, Hardware, Insurance, Oil, Publishing, Telecommunications and Utilities.

     Personal Finance. Personal Finance highlights personal investment opportunities, banking, insurance, financial planning, and financial security. Editors select five to seven stories daily on weekdays, from well-known financial providers, to deliver relevant information on stock tracking, credit maintenance, taxes, home mortgage, online banking and a host of other specific topics devised to meet the needs of the individual investor.

     Publisher Full Feeds

     Our full feed delivery from a specific publisher provides customers with the complete content offering from that publisher. The content is delivered with our electronically enhanced metadata, ticker symbols and standardized keywords, allowing the customer to find the most relevant stories and use the content in conjunction with other COMTEX content.

  Our full feed distribution offers the same sole source provider benefits as the CustomWires:

  O conversion of publisher's content into NewsML, the standard electronic format designed to enhance and facilitate the integration of news content;
  O addition of  keywords, product codes, and ticker symbols designed to increase usage of publisher's content;
  O one integration effort for multiple publishers; and O 24 by 7 monitoring by our technical staff of the publisher's content

     News Solutions (R)

     During fiscal year 2001, we launched News Solutions, a suite of browser-based news applications that customers can integrate directly into their web site, intranet or extranet by inserting a few lines of News Solutions-generated HTML compatible code. We host all the content, the customer sets the content selection criteria and the end-users see the intended real-time content. News Solutions customers determine the specific news required for their application from any of our product lines and place the content on their site with little programming effort. News Solutions implementation allows customers to maintain the look and feel of their own web sites and refine the news categories to display only the news that meets their needs.

     The Ping (Tm)

     The Ping is a real-time news alerting application that delivers breaking news and critical stories based on our distributors' end-users' specifications. End-users can visit the distributor's site and set-up personal alerts on topics of interest to them to be delivered to their email or mobile devices. The Ping also delivers breaking news in four categories
- general, business, entertainment and sports. Ticker symbols can also be used as the basis for real-time alerts on specific company announcements and news from a larger pool of content.


Product Development

     Product development activities include quality assurance, content product enhancements and the development of proprietary news products. For the years ended June 30, 2002, 2001 and 2000 our product development costs were approximately $363,000, $605,000 and $456,000, respectively. Expenses related to the design and development of our content processing systems are not included in these costs. In fiscal year 2002 the decrease in costs resulted primarily from a reduction in personnel. During fiscal years 2000 and 2001, we made significant investments in product development infrastructure and development of new products, as well as additional quality assurance activities.


Competition

     Our competitors include Internet-focused aggregators and distributors of content, individual national and international electronic news and information services, and traditional content providers seeking new markets for their content via direct relationships with distributors. Our competition with these providers is differentiated by the diversity of content, technology solutions, pricing models offered and other "one stop shop" advantages.

Employees

     At September 20, 2002, we had approximately 46 full-time employees. The employees are not members of a union and we believe employee relations are generally good.


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


Item 2.   Properties

     We own no real estate. We lease office space at 4900 Seminary Road in Alexandria, Virginia. We currently occupy approximately 24,000 square feet at an annual rental of approximately $600,000. The lease agreement on approximately 7,000 square feet expires in August 2003. The lease on the remaining space of approximately 17,000 square feet expires in August 2008. In addition, our subsidiary, nFactory COMTEX, S.L., leases shared space in Madrid, Spain at a cost of approximately $1,700 per month. This lease expires in December 2002.


Item 3.   Legal Proceedings

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

     On March 11, 2002, the court rendered a directed verdict in favor of Infospace on the breach of contract claim and Infospace withdrew the counterclaim without prejudice. Infospace also filed a petition with the court for reimbursement of attorneys' fees and costs.

     On April 9, 2002, we filed a Notice of Appeal to reverse the lower court decision. The case is now fully briefed before the United States Court of Appeals for the Fourth Circuit and we expect a ruling sometime in early 2003.

     While the appeal was pending, the court, on August 13, 2002, issued an order awarding attorneys' fees of approximately $393,000 to Infospace with costs still to be determined. We intend to seek a stay of this award pending a ruling on the appeal. If we prevail on the appeal, the award of attorneys' fees would likely be reversed. Infospace also has petitioned the court to require us to reimburse Infospace for approximately $201,000 in costs. This petition is still pending before the court. We have recorded an accrual in the year ended June 30, 2002, to provide for the estimated exposure upon resolution of this matter.

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


Item 4.   Submission of Matters to a Vote of Security Holders

     None.

                             PART II


Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters

     Shares of our common stock, par value $.01 per share, which we refer to herein as our Common Stock, are traded sporadically under the symbol CMTX on the Over-the-Counter Bulletin Board of the National Association of Securities Dealers, or OTCBB.

     The range of high and low bid quotations for the Common
Stock, as reported on the OTCBB, for each quarterly period during fiscal years 2001 and 2002 is shown below:


Fiscal Year Ended June 30, 2001              High      Low
-------------------------------              ----      -----
     First Quarter
     (7/1 to 9/30/00)                        5.25      3.00

     Second Quarter
     (10/1 to 12/31/00)                      3.56      1.50

     Third Quarter
     (1/1 to 3/31/01)                        2.69      1.06

     Fourth Quarter
     (4/1 to 6/30/01)                        1.60      0.73

Fiscal Year Ended June 30, 2002              High      Low
-------------------------------              ----      -----
     First Quarter
     (7/1 to 9/30/01)                        0.83      0.26

     Second Quarter
     (10/1 to 12/31/01)                      0.54      0.28

     Third Quarter
     (1/1 to 3/31/02)                        0.75      0.41

     Fourth Quarter
     (4/1 to 6/30/02)                        0.60      0.27


     The approximate number of holders of record of our Common
Stock as of September 20, 2002 was 575.

     We have never declared or paid a cash dividend on our Common
Stock and do not anticipate the declaration or payment of cash dividends to shareholders in the foreseeable future.

Item 6.   Selected Financial Data

     The following table sets forth selected financial data for each of our last five fiscal years.

                                                    Fiscal Year Ended June 30,
                                          (amounts in thousands except per share data)
                                         2002        2001      2000        1999       1998
                                         ----       -----      -----       ----       ----
Total Revenues                         $ 12,248    $ 16,598   $12,645   $ 7,557     $ 5,401
Operating (Loss)/Income                $ (1,277)   $    310   $ 1,308   $   542     $   156

Net (Loss)/Income                      $ (1,361)   $    265   $ 1,241   $   456     $    64

Basic Net (Loss)/Income Per Share      $   (.12)   $    .03   $   .14   $   .06     $   .01
Diluted Net (Loss)/Income Per Share    $   (.12)   $    .02   $   .10   $   .04     $   .01

Balance Sheet Data at Year End:
   Total Assets                        $  5,600    $  6,565   $ 5,977   $ 2,408     $ 1,434
   Long-term Obligations               $    948    $    954   $   987   $ 1,047     $   833

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


Overview

     Our revenues come primarily from charges to distributors for the licensing of enhanced content, including CustomWires, Newsroom products and the publishers' full feeds, as well as from News Solutions hosting services. Distributor licenses typically consist of fixed fees as well as minimum royalty commitments. Royalties are based upon our customers' business and revenue models such that their success in their market generates increasing revenues for us.

     We are based in the United States and have a wholly owned subsidiary, nFactory COMTEX, S.L. operating in Madrid, Spain. The subsidiary was formed to expand our operations throughout Europe.


Application of Critical Accounting Policies

     Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting policies generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We believe the following critical accounting policies affect significant judgments, estimates and assumptions used in the preparation of the consolidated financial statements.

Revenue

     Information services revenues are recognized as services are rendered based on contractual terms such as usage, fixed fee, percentage of distributor revenues or other pricing models. Start-up fee revenues, charges for implementation and initial integration support of our products, are recognized over the initial term of the contract pursuant to the SEC Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements. Amounts received in advance are deferred and recognized over the service period. Certain royalty revenues are estimated based on prior usage reports and adjusted accordingly upon reporting from customers.

Long-lived Assets, Including Capitalized Software

     We evaluate, on a quarterly basis, our long-lived assets to be held and used, including capitalized software, to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We base our evaluation on certain impairment indicators, such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If these impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, we then use an estimate of the undiscounted value of expected future operating cash flows to determine whether the asset is recoverable and measure the amount of any impairment as the difference between the carrying amount of the asset and its estimated fair value. The fair value is estimated using valuation techniques such as market prices for similar assets or discounted future operating cash flows.

Contingencies

     From time to time, we are subject to proceedings, lawsuits and other claims related to labor and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these contingencies as well as potential ranges of probable losses and establish reserves accordingly. The amounts of reserve required, if any, may change in future periods due to new developments in each matter or changes in approach to a matter such as a change in settlement strategy.


RESULTS OF OPERATIONS


 Comparison of the Fiscal Year ended June 30, 2002 to the Fiscal Year ended
                                June 30, 2001

     Revenues consist primarily of royalty revenues and fees from the licensing of content products to information distributors. During the year ended June 30, 2002, our total revenues were approximately $12,248,000, a decrease of approximately $4,350,000, or 26%, from total revenues of approximately $16,598,000 for the year ended June 30, 2001. The decline in revenues is the direct result of business shut downs and consolidation among clients, primarily in the Internet and personal investor markets. In addition, revenues from new customers in the current fiscal year were less than the revenues generated from new customers in the prior fiscal year.

     Our cost of revenues consists primarily of content licensing fees and royalties to content providers, as well as data communication costs for the delivery of our products to customers. The cost of revenues for the year ended June 30, 2002 was approximately $4,058,000, a decrease of approximately $620,000, or 13%, from the cost of revenues for the year ended June 30, 2001. The decrease in cost is primarily due to the decrease in content royalties as a result of decreased revenues for the period. The decrease in content royalties is limited by required minimum fees paid to certain information providers and therefore, does not directly track the decrease in revenues.

     The gross profit for the year ended June 30, 2002 was approximately $8,189,000, a decrease of approximately $3,730,000, or 31%, over the prior
year.   The gross margin percentage declined for the year ended June 30, 2002 to approximately 67% from approximately 72% in the prior year. The decline is based on the decrease in revenues without a corresponding decrease in content royalties as discussed above.

     Total operating expenses for the year ended June 30, 2002 were approximately $9,466,000, a decrease of approximately $2,143,000, or 18%, from the operating expenses for the year ended June 30, 2001. The decrease in operating expenses reflects reductions in personnel across all departments, reduced sales and marketing expenses and a decrease in stock-based compensation. These expense reductions were implemented in response to a decline in revenue over the previous twelve months. The decrease in operating expenses was partially offset by increased consulting activities aimed at exploring business development opportunities, expenses related to our European subsidiary, increased legal and accounting fees and an increase in depreciation and amortization expense.

     Technical operations and support expenses during the year ended June 30, 2002 decreased approximately $1,012,000, or 31%, from these expenses in the year ended June 30, 2001. This decrease resulted from a decrease in personnel, computer parts, software maintenance and consulting expenses. The decrease in expenses also includes an adjustment to software expense related to the return of certain software and renegotiated license fees.

     Product development expenses decreased by approximately $242,000, or 40%, for the year ended June 30, 2002 compared to the year ended June 30, 2001. This decrease is the result of personnel reductions in this department. Product development activities include quality assurance, enhancements to our products and the development of proprietary news products.

     Sales and marketing expenses decreased by approximately $1,255,000, or 46%, for the year ended June 30, 2002 compared to the year ended June 30, 2001. This decrease is the result of a reduction in personnel, decreases in advertising and promotional activities, public relations expenses and sales commissions. In addition, travel, entertainment and conference costs were significantly lower in the current year compared to the previous year. The decrease in expenses was slightly offset by the sales and marketing expenses of our European subsidiary.

     General and administrative expenses for the year ended June 30, 2002 were approximately $334,000, or 8%, greater than these expenses during the year ended June 30, 2001. This increase in expenses resulted from increases in legal and accounting fees for litigation issues and SEC filings, consulting activities to explore business development opportunities and Board of Directors fees related to additional meetings. The increase was partially offset by decreases in personnel and related costs including recruiting, employee relations and office supplies.

     In connection with the transfer of stock options from the Chairman of our Board of Directors to certain employees, we recorded stock-based compensation expense of approximately $7,000 during the year ended June 30, 2002, compared to approximately $315,000 for the year ended June 30, 2001. The decrease in stock-based compensation is a result of the decrease in the fair market value of our common stock as of the dates of transfer.

     Depreciation and amortization expenses for the year ended June 30, 2002 were approximately $340,000, or 44%, higher than these expenses during the prior year. The increase was due primarily to the deployment of upgraded production software and hardware in the Spring of 2001 and increased capital expenditures related to increasing the capacity and redundancy of the production systems over the past twelve months.

     Other expense, net of interest income and interest expense, increased approximately $41,000, or 96%, during the year ended June 30, 2002 from the prior year. This increase was due to reduced interest earned on lower cash balances.


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

     Our cost of revenues consists primarily of content licensing fees and royalties to content providers, as well as data communication costs for the delivery of our products to customers. The cost of revenues for the year ended June 30, 2001 was approximately $4,678,000, an increase of approximately $856,000, or 22%, from the cost of revenues for the year ended June 30, 2000. The increase in cost was primarily due to an increase in content royalties related to the increase in revenues for the period.
The increase was offset partially by decreases in data communications costs resulting from the continued implementation of more cost-effective vehicles for the delivery of our products to our customers. With the increased reliability and industry-wide acceptance of the internet, we transitioned customers from higher cost satellite/FM and leased line deliveries to internet delivery of our content.

     The gross profit for the year ended June 30, 2001 was approximately $11,920,000, an increase of approximately $3,097,000, or 35%, over the prior
year.   The gross margin percentage improved for the year ended June 30, 2001 to approximately 72% from approximately 70% in the prior year due to the decrease in data communications costs discussed above.

     Total operating expenses for the year ended June 30, 2001 were approximately $11,609,000, an increase of approximately $4,095,000, or 54%, from the operating expenses for the year ended June 30, 2000. This increase in operating expenses included increases in expenses associated with the addition of personnel and technology to support increased distributors and content providers; increases in marketing and public relations activities; and expenditures to promote COMTEX and our products and services. In addition, we incurred an increase of approximately $315,000 in stock-based compensation.

     Technical operations and support expenses during the year ended June 30, 2001 increased approximately $1,131,000, or 54%, over these expenses in the year ended June 30, 2000. This increase was due primarily to increased personnel, software and maintenance expenses, offset partially by decreased consulting expenses related to software support of our former content-processing platform.

     Product development expenses increased by approximately $150,000, or 33%, for the year ended June 30, 2001 compared to the year ended June 30, 2000. This increase was the result of additional personnel and related expenses. Product development activities include quality assurance, enhancements to our products, and the development of proprietary news products.

     Sales and marketing expenses increased by approximately $429,000, or 19%, for the year ended June 30, 2001 compared to the year ended June 30, 2000. This increase was due to the addition of sales and marketing personnel and advertising and public relations expenses related to the promotion and branding of COMTEX and our products and services.

     General and administrative expenses for the year ended June 30, 2001 were approximately $1,540,000, or 64%, greater than these expenses during the year ended June 30, 2000. This increase was due to additional personnel and related expenses, increased legal fees and investor relations consulting, expanded office space and an increase of approximately $598,000 in the provision for bad debts. The increase in bad debt expense related in large part to the loss of customers due to their lack of funding and/or bankruptcies.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     For the year ended June 30, 2002, we incurred an operating loss of approximately $1,277,000 and a net loss of approximately $1,361,000. At June 30, 2002, we had a working capital deficit of approximately $408,000 as compared with working capital of approximately $131,000 at June 30, 2001. The decrease in working capital was due primarily to the accrual of estimated fees related to the Infospace lawsuit as well as the use of cash for capital expenditures and contributions to our subsidiary, as discussed below. We had net stockholders' equity of approximately $2,100,000 at June 30, 2002, as compared to net stockholders' equity at June 30, 2001, of approximately $3,109,000. The decrease in stockholders' equity was due primarily to the net loss incurred during the fiscal year ended June 30, 2002, partially offset by the exercise of stock options, and the issuance of stock under the Employee Stock Purchase Plan.

     For the year ended June 30, 2002, our operating activities generated approximately $773,000 in cash. We had cash of approximately $861,000 at June 30, 2002, compared to approximately $367,000 at June 30, 2001.

     We made capital expenditures of approximately $582,000 in the year ended June 30, 2002, primarily for software licensing and the development of software for internal use, compared to $2,684,000 for the same period ended June 30, 2001. These investments improve our product capabilities, reliability and our ability to meet future content and client processing requirements. We expect capital expenditures to remain at or below the fiscal year 2002 level for the next fiscal year.

     We have experienced a significant loss of annuity revenue due to failing businesses, bankruptcies or lack of funding and consolidation within our customer base over the past 18 months. We have responded to this market dynamic by initiating appropriate operating expense reductions and expansion of our products to promote to our existing customers, as well as to diversify the markets we serve.

     In June 2001, we obtained a $500,000 line of credit to assist us with short-term fluctuations in cash flow, if necessary. The line of credit bore interest at the Prime Rate and expired June 29, 2002. We did not utilize this facility. In addition, we obtained a $50,000 three-year financing agreement to purchase software and related maintenance with Compaq Financial Services that expires April 2005.

     In August 2001, we signed an amendment to the 10% Senior Subordinated and Secured Note payable to AMASYS Corporation ("AMASYS"), extending the due date of the note from July 1, 2002 to July 1, 2008. Included in the amendment is a provision for AMASYS to convert all or a portion of the outstanding principal amount, plus accrued interest, into common stock of COMTEX. The note is convertible at a price of $1.00 per share, which price increases by $0.10 upon each anniversary of the amendment. There is no restriction on the number of shares that may be issued upon conversion of the note.

     During the second quarter of fiscal year 2002, our wholly owned subsidiary, nFactory COMTEX, S.L., located in Madrid, Spain, began operations. The subsidiary was formed to sell existing COMTEX products to clients in Western Europe and establish a customer foundation for selected new product initiatives. The effective date of the agency agreement between COMTEX and the subsidiary is May 1, 2002. All payments made to or on behalf of the subsidiary prior to that date are recorded as capital contributions. For the year ended June 30, 2002, we made capital contributions of approximately $212,000. The financial statements included with this annual report present the consolidated financial results of COMTEX and its subsidiary.

     The Company's future contractual obligations and commitments as of June 30, 2002 are as follows:

                                            Amounts Due by Period:
                                                                               2008 and
                        2003        2004       2005        2006       2007    thereafter
                       ------------------------------------------------------------------
Operating Leases       $591,718    $495,583   $484,019    $498,540   $513,496    $617,493
Capital Leases           21,060      21,060     17,550           0          0           0
Note Payable                  0           0          0           0          0     914,954
                       ------------------------------------------------------------------
       Total           $612,778    $516,643   $501,569    $498,540   $513,496  $1,532,447

     Currently, our operations generate cash flow sufficient to cover our monthly expenses and we believe that cash from operations will provide us with adequate cash resources to meet our obligations on a short-term basis. Our ability to meet our liquidity needs on a long-term basis depends on our ability to generate sufficient revenues and cash to cover our current obligations and to pay down our current and long-term debt obligations. Any further corporate consolidation or market deterioration affecting our customers could limit our ability to generate such revenues. No assurance may be given that we will be able to maintain the revenue base or the size of profitable operations that may be necessary to achieve our liquidity needs.

     EBITDA, as defined below, decreased approximately 111% to a loss of approximately $156,000 for the year ended June 30, 2002 compared to a positive $1,398,000 for fiscal year 2001. The decrease is due to the decline in revenues and gross profit margin as well as an increase in legal fees, offset partially by decreased operating expenses, excluding stock-based compensation, depreciation and amortization.

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

We Depend On the Continued Growth In the Use of the Internet,
Particularly For News and Financial Information

     Our business depends on businesses and individual consumers continuing to increase their use of the Internet for obtaining news and financial information. Internet usage may be inhibited for a number of reasons including inadequate network infrastructure; security concerns; inconsistent quality of service; and availability of cost-effective, high-speed service. Because the market for our products is rapidly evolving, it is difficult to predict with any certainty the growth rate, if any, and the ultimate size of our markets. If the market fails to continue to develop, develops more slowly than expected or becomes saturated with competitors; if our services do not maintain significant market acceptance; if our customers' business models are not successful; or if pricing becomes subject to considerable competitive pressures; our business operations and financial condition would be materially, adversely affected.

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

Some of Our Customers Are Recently Established Internet Companies Who Pose Credit Risks

     While we continue to attract and retain large and mid-sized, established customers, a number of our customers are smaller Internet companies with limited operating histories, who operate at a loss and have limited cash reserves and limited access to additional capital. With some of these customers, we have experienced difficulties collecting accounts receivable. In addition, we lost some customers directly due to the failure of their business models to sustain operations. We may continue to encounter these difficulties in the future. If any significant part of our customer base continues to experience economic difficulties or is unable to pay our fees, for any reason, our business would be materially, adversely affected.

We Could Face Additional Risks and Challenges as We Expand
Internationally and May Face Unexpected Costs in Developing
International Revenues

     We have created a foreign subsidiary corporation in anticipation of expanding our international presence. If our revenues from international operations do not exceed the expense of maintaining these operations, our business, financial condition and operating results may be materially, adversely affected. We have only limited experience in international operations and we may not be able to capitalize on our investment in these markets.

     In addition, there are risks inherent in doing business internationally, including the following:

    O  unexpected changes in regulatory requirements
    O  potentially adverse tax consequences
    O  export restrictions and controls
    O  tariffs and other trade barriers
    O  difficulties in staffing and managing foreign operations
    O  political instability
    O  fluctuations in currency exchange rates
    O  seasonal reductions in business activity during the summer months.

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

Our Common Stock Price is Volatile and Could Fluctuate Significantly

     The trading price of our Common Stock has been, and may continue to be, subject to wide fluctuations. Our stock is traded on the OTCBB, which limits our exposure to market analysts, and in turn may limit our volume of trading. During fiscal year 2002, the closing prices of our Common Stock ranged from $0.26 to $0.83. Our stock price may fluctuate in response to a number of events and factors, such as the following:

    O  quarterly variations in operating results
    O announcements of technological innovations or new products by us or our competitors
    O the operating and stock price performance of other companies that investors may deem comparable
    O  news reports relating to trends in our markets.

     In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our Common Stock, regardless of our operating performance.

Potential Acquisitions and Strategic Investments May Result in Increased Expenses, Difficulties in Integrating Target Companies and Diversion of Management's Attention

     We anticipate that from time to time, we may consider acquisitions of assets or businesses that we believe may enable us to obtain complementary skills and capabilities, offer new services, expand our customer base or obtain other competitive advantages. Growth through acquisitions involves potential risks, including, but not limited to, the following:

     O the diversion of management's attention during the acquisition process
     O costs, delays and difficulties of integrating the acquired company's operations, technology and personnel into our operations
     O the adverse affect on earnings of amortizing any intangible assets acquired
     O the issuance of new equity securities diluting the holdings of existing stockholders
     O  the uncertainty of working with new employees and customers.

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

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk.

     We are exposed to various market risks, including changes in foreign currency exchange rates. However, our exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of our Spanish subsidiary are almost exclusively conducted in local currency. Operating results are translated into U.S. dollars and consolidated for reporting purposes. The impact of currency exchange rate movements as of June 30, 2002 was not material. We do not engage in hedging activities.

Item 8.   Financial Statements and Supplementary Data

     The information required by this item is set forth under Item 15, which is incorporated herein by reference.

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

     None.

                                PART III

     The information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K has been omitted in reliance on General Instruction G(3) to Form 10-K and is incorporated herein by reference to our proxy statement to be filed with the Securities and Exchange Commission ("SEC") pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended.

Item 10.  Directors and Executive Officers of the Registrant


Item 11.  Executive Compensation


Item 12.  Security Ownership of Certain Beneficial Owners and Management


Item 13.  Certain Relationships and Related Transactions


Item 14.  Controls and Procedures

                                 PART IV

Item 15.      Exhibits, Financial Statement Schedules and Reports on
          Form 8-K

     (a)  1.  Financial Statements

               Report of Independent Auditors               F-1

               Balance Sheets at June 30, 2002 and 2001     F-2

               Statements of Operations for the fiscal
                 years ended June 30, 2002, 2001, and 2000  F-3

               Statements of Stockholders' Equity (Deficit)
                 for the fiscal years ended June 30, 2002,
                 2001 and 2000                              F-4

               Statements of Cash Flows for the fiscal
                 years ended June 30, 2002, 2001 and 2000   F-5

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

        3.2     Certificate of Amendment of Certificate of
                Incorporation of the Company effective May 14, 1996 (incorporated by reference to Form 10-K dated June 30,
                1996).

        3.3     Amended and Restated By-Laws of the Company
                (incorporated by reference to Form 10-K dated June 30,
                1997).

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

        10.16 First Amendment to Comtex Scientific Corporation 1995 Stock Option Plan, effective September 15, 1997, dated February 7, 2000 (incorporated by reference to Company's Form 10-K dated June 30, 2001).

        10.17 Second Amendment to Comtex Scientific Corporation 1995 Stock Option Plan, effective December 2, 1999, dated February 7, 2000 (incorporated by reference to Company's Form 10-K dated June 30, 2001).

        10.18   Third Amendment to Comtex News Network, Inc. 1995
                Stock Option Plan, effective December 7, 2000, dated June 1, 2001 (incorporated by reference to Company's Form 10-K dated June 30, 2001).

        10.19 Second Amendment to Amended, Consolidated and Restated 10% Senior Subordinated Secured Note between the Company and AMASYS Corporation dated as of August 31, 2001 (incorporated by reference to Company's Form 10-K dated June 30, 2001).

        10.20   First Amendment to Employment Agreement with
                Charles W. Terry dated October 1, 2001
                (incorporated by reference to the Company's
                Quarterly Report on Form 10-Q dated September 30, 2001).

        10.21   Second Amendment to Employment Agreement with
                Charles W. Terry dated September 10, 2002.

        21 Subsidiaries of the Registrant (incorporated by reference to the Company's Quarterly Report on Form 10-Q dated December 31, 2001)

        23      Consent of Independent Auditors.

                               SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  September 30, 2002


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

DIRECTORS:

Signature                    Title                  Date


/s/ C.W. Gilluly, Ed.D.      Chairman            September 30, 2002
C.W. Gilluly, Ed.D.          and Director

/s/ John S. Brunette         Director            September 30, 2002
John S. Brunette

/s/ Erik Hendricks           Director            September 30, 2002
Erik Hendricks

/s/ Robert A. Nigro          Director            September 30, 2002
Robert A. Nigro

/s/ Charles W. Terry         Director,           September 30, 2002
Charles W. Terry             President and CEO

CERTIFICATIONS*


I, Charles W. Terry, certify that:

1.   I have reviewed this annual report on Form 10-K of Comtex News
     Network, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


Date: September 30, 2002                /s/ Charles W. Terry
                                        President and Chief Executive Officer


I, Robin Y. Deal, certify that:

1.   I have reviewed this annual report on Form 10-K of Comtex News
     Network, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;



Date: September 30, 2002                /s/ Robin Y. Deal
                                        Vice President, Finance & Accounting

* Pursuant to the transition provisions of Rules 13a-14 and 15d-14, paragraphs (b)(4), (5) and (6) of these certifications are omitted, as the reporting period covered by the annual report for which these certifications are made ended prior to the effective date of Rules 13a-14 and 15d-14.

                CERTIFICATION OF CHIEF EXECUTIVE OFFICER

        PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Charles W. Terry, the President and Chief Executive Officer of Comtex News Network, Inc. (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Annual Report on Form 10-K for the period ending June 30, 2002 (the "Report"). The undersigned hereby certifies that:
(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: September 30, 2002                /s/ Charles W. Terry
                                        President and Chief Executive Officer


                CERTIFICATION OF CHIEF FINANCIAL OFFICER

        PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Robin Y. Deal, the Vice President, Finance and Accounting of Comtex News Network, Inc. (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Annual Report on Form 10-K for the period ending June 30, 2002 (the "Report"). The undersigned hereby certifies that:
(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: September 30, 2002                /s/ Robin Y. Deal
                                        Vice President, Finance & Accounting

                 REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
COMTEX News Network, Inc.

We have audited the accompanying consolidated balance sheets of COMTEX News Network, Inc. as of June 30, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of COMTEX News Network, Inc. at June 30, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States.


                                             /s/Ernst & Young LLP

McLean, Virginia
August 29, 2002

                                 COMTEX NEWS NETWORK, INC.
                               CONSOLIDATED BALANCE SHEETS
                                  JUNE 30, 2002 and 2001

                                                                       2002                    2001
                                                                   -------------           -------------
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents                                          $    860,548            $   367,493
Accounts Receivable, Net of Allowance of approximately $300,000
and $554,000 at June 30, 2002 and June 30, 2001, respectively         1,071,717              1,904,409
Prepaid Expenses and Other Current Assets                               211,673                360,686
                                                                   -------------           -------------
          TOTAL CURRENT ASSETS                                        2,143,938              2,632,588

    PROPERTY AND EQUIPMENT, NET                                       3,245,026              3,730,653

    DEPOSITS AND OTHER ASSETS                                           210,747                201,802
                                                                   -------------           -------------
TOTAL ASSETS                                                       $  5,599,711            $ 6,565,043

LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses                              $  2,433,982            $ 2,170,385
Deferred Revenue                                                        102,987                331,449
Capital Lease Obligations, Current                                       14,492                  -
                                                                   -------------           -------------
          TOTAL CURRENT LIABILITIES                                   2,551,461              2,501,834

    LONG-TERM LIABILITIES:
Capital Lease Obligations, Long-Term                                     33,307                    -
Long-Term Note Payable - Affiliate                                      914,954                953,954
                                                                   -------------           -------------
          TOTAL LONG-TERM LIABILITIES                                   948,261                953,954
                                                                   -------------           -------------
TOTAL LIABILITIES                                                     3,499,722              3,455,788

COMMITMENTS AND CONTINGENCIES  (Note 11)

STOCKHOLDERS' EQUITY

Common Stock, $0.01 Par Value - Shares Authorized: 18,000,000; Shares
  Shares issued and outstanding: 13,140,893 and 10,191,373,
     respectively                                                       131,409                101,914
Additional Capital                                                   12,192,973             11,867,469
Accumulated Deficit                                                 (10,221,151)            (8,860,128)
Foreign Currency Translation Adjustment                                  (3,242)                   -
                                                                  -------------           -------------
          Total Stockholders'  Equity                                 2,099,989              3,109,255
                                                                  -------------           -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  5,599,711            $ 6,565,043
                                                                  =============           =============

The accompanying "Notes to Consolidated Financial Statements" are an integral part of these consolidated financial statements

                                    COMTEX NEWS NETWORK, INC.
                             CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Fiscal Year Ended June 30,
                                                           2002            2001             2000
                                                      -------------    -------------    -------------
Revenues                                                $12,247,694    $ 16,597,518     $12,645,344

Cost of Revenues                                          4,058,389       4,677,945       3,822,385
                                                       -------------   -------------    -------------
Gross Profit                                              8,189,305      11,919,573       8,822,959

Operating Expenses
Technical Operations & Support                            2,230,210       3,242,673       2,111,843
Product Development                                         363,185         605,433         455,834
Sales and Marketing                                       1,454,981       2,710,316       2,281,350
General and Administrative                                4,296,970       3,962,681       2,422,394
Stock-based Compensation                                      6,678         314,600          -
Depreciation and Amortization                             1,114,158         773,672         243,075
                                                       -------------   -------------   -------------
Total Operating Expenses                                  9,466,182      11,609,375       7,514,496
                                                       -------------   -------------   -------------
Operating Income/(Loss)                                  (1,276,877)        310,198       1,308,463

Other income/(expense)
Interest Expense                                            (95,689)       (102,698)       (106,121)
Interest Income                                              10,354          68,915          52,586
Other Income/(Expense)                                        1,614          (8,859)        (12,987)
                                                       -------------   -------------   -------------
     Other Expense, net                                     (83,721)        (42,642)        (66,522)
                                                       -------------   -------------   -------------
Income/(Loss) Before Income Taxes                        (1,360,598)        267,556       1,241,941

Income Taxes                                                    425           2,103             444
                                                       -------------   -------------   -------------
Net Income/(Loss)                                       $(1,361,023)   $    265,453     $ 1,241,497
                                                       =============   =============   =============


Basic Earnings/(Loss) Per Common Share                  $      (.12)   $        .03    $        .14
                                                       =============   =============   =============
Weighted Average Number of Common Shares                 11,348,923      10,026,735       9,051,214
                                                       =============   =============   =============
Diluted Earnings/(Loss) Per Common Share                $      (.12)   $        .02    $        .10
                                                       =============   =============   =============
Weighted Average Number of Shares Assuming Dilution      11,348,923      13,969,090    1  2,669,045
                                                       =============   =============   =============

The accompanying "Notes to Consolidated Financial Statements" are an integral part of these consolidated financial statements

                                COMTEX NEWS NETWORK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) FOR THE FISCAL YEARS ENDED
                         JUNE 30, 2002, 2001 AND 2000

                                          Common Shares Outstanding
                                     --------------------------------------
                                         Number of                Par               Additional
                                           Shares                Value                Capital
                                     ----------------       ----------------     ----------------
Balance at June 30, 1999                    8,124,430         $   81,244         $    10,031,801

     Exercise of Stock Options                524,647              5,247                  75,043
     Issuance of Stock - ESPP                  18,820                188                  47,243
     Private Placement Shares               1,300,000             13,000               1,249,739
     Net Income
                                     ----------------      ----------------    -----------------
Balance at June 30, 2000                    9,967,897             99,679              11,403,826

     Exercise of Stock Options                134,180              1,342                  62,574
     Issuance of Stock - ESPP                  89,296                893                  86,469
     Stock-based compensation                                                            314,600
     Net Income
                                     ----------------     ----------------      ----------------
Balance at June 30, 2001                   10,191,373            101,914             11,867,469

     Exercise of Stock Options              2,859,728             28,597                289,227
     Issuance of Stock - ESPP                  89,792                898                 29,599
     Stock-based compensation                                                             6,678
     Foreign currency adjustment
     Net Loss
                                     ----------------    ----------------      ----------------
Balance at June 30, 2002                   13,140,893         $  131,409       $     12,192,973
                                     ================    ================      ================

                                 COMTEX NEWS NETWORK, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                              FOR THE FISCAL YEARS ENDED
                             JUNE 30, 2002, 2001 AND 2000
                                                                                        Total
                                        Accumulated      Other Comprehensive         Stockholders
                                          Deficit          Income/(Loss)           Equity/(Deficit)
                                     ----------------    -------------------      -----------------
Balance at June 30, 1999              $(10,367,078)        $        -             $      (254,033)

     Exercise of Stock Options                                                             80,290
     Issuance of Stock - ESPP                                                              47,431
     Private Placement Shares                                                           1,262,739
     Net Income                          1,241,497                                      1,241,497
                                     ----------------    -------------------     ------------------
Balance at June 30, 2000                (9,125,581)                 -                   2,377,924

     Exercise of Stock Options                                                             63,916
     Issuance of Stock - ESPP                                                              87,362
     Stock-based compensation                                                             314,600
     Net Income                            265,453                                        265,453
                                     ----------------    -------------------     -----------------
Balance at June 30, 2001                (8,860,128)                 -                   3,109,255

     Exercise of Stock Options                                                            317,824
     Issuance of Stock - ESPP                                                              30,497
     Stock-based compensation                                                               6,678
     Foreign currency adjustment                                    (3,242)                (3,242)
     Net Loss                           (1,361,023)                                    (1,361,023)
                                     ----------------    -------------------     -----------------
Balance at June 30, 2002              $(10,221,151)       $         (3,242)       $     2,099,989
                                     ===============     ===================     =================

The accompanying "Notes to Consolidated Financial Statements" are an integral part of these consolidated financial statements

                               COMTEX NEWS NETWORK, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Fiscal Year Ended
                                                                           June 30,
                                                      -------------------------------------------------
                                                           2002             2001            2000
                                                      --------------   --------------   ---------------
Cash Flows from Operating Activities:
     Net (Loss)/Income                                $    (1,361,023)   $     265,453    $   1,241,497
Adjustments to reconcile net (loss)/income
   to net cash provided by operating activities:
Depreciation and Amortization Expense                       1,114,158          773,672          243,075
Bad Debt Expense                                              412,497          823,850          225,500
Stock-based compensation                                        6,678          314,600             -
Loss on disposal of assets                                        416            8,859          166,238
Changes in Assets and Liabilities:
Accounts Receivable                                           420,195         (635,132)        (971,864)
Prepaid Expenses and Other Current Assets                     155,653         (181,420)        (113,030)
Deposits and Other Assets                                      (8,945)          18,176         (165,786)
Accounts Payable and Accrued Expenses                         261,524         (140,448)         888,710
Deferred Revenue                                             (228,462)          90,507           88,461

                                                      ---------------   ---------------   --------------
Net Cash provided by Operating Activities                     772,691        1,338,117        1,602,801

Cash Flows from Investing Activities:
Purchases of Property and Equipment                          (583,113)      (2,684,124)      (1,395,772)
Proceeds from Disposal of Assets                                  813             -               2,450
                                                      ---------------   ---------------    -------------
Net Cash used in Investing Activities                        (582,300)      (2,684,124)      (1,393,322)

Cash Flows from Financing Activities:
Repayments on Note Payable - Affiliate                        (39,000)         (93,000)         (40,000)
Repayments - Capital Lease Obligation                          (2,201)             -              -
Proceeds from Issuance of Stock -
    Private Placement                                             -                -          1,262,739
Proceeds from Issuance of Stock -
    Employee Stock Purchase Plan                               30,497           87,362           47,431
Proceeds from Exercise of Stock Options                       317,824           63,916           80,290
                                                      ---------------   ---------------    -------------
Net Cash provided by Financing Activities                     307,120           58,278        1,350,460

Effect of Exchange Rate Changes on Cash                        (4,456)          -                 -
                                                      ---------------   ---------------    -------------
Net Increase (Decrease) in Cash and Cash Equivalents          493,055        (1,287,729)      1,559,939

Cash and Cash Equivalents at Beginning of Period              367,493         1,655,222          95,283
                                                      ---------------   ---------------   --------------
Cash and Cash Equivalents at End of Period            $       860,548   $       367,493    $  1,655,222
                                                      ===============   ===============   ==============

The accompanying "Notes to Consolidated Financial Statements" are an integral part of these consolidated financial statement

                     COMTEX NEWS NETWORK, INC.
                   NOTES TO FINANCIAL STATEMENTS
                           JUNE 30, 2002


1.   THE COMPANY

          COMTEX News Network, Inc. (the "Company" or "COMTEX") is a leading business-to-business "infomediary" providing real-time news content to business information retailers serving the financial services, individual and institutional investor, wireless and corporate information markets. COMTEX is headquartered in the United States with a wholly owned subsidiary in Madrid, Spain. The Company employs internally developed technology to aggregate and process an average of 20,000 full news stories a day from over 70 content sources. The information is aggregated to create and deliver real-time, subject-specific headline, summary and full story news and information products. The Company's network of distributors includes over one thousand information applications and web sites that benefit from receiving up-to-the-minute information delivered in an industry standard format, enhanced with keywords, metadata, stock ticker symbols and organized by subject. COMTEX's news products are read by millions of end-users.

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

     AMASYS Corporation, ("AMASYS") (the successor corporation to Infotechnology, Inc., "Infotech"), a Delaware corporation, legally or beneficially controls 2,153,437 (approximately 16%) of the issued and outstanding shares of the Company. In February 2002, C.W. Gilluly, Ed.D., the Chairman of the Board of Directors of both the Company and AMASYS, and his spouse, (the "Gillulys") exercised an option to acquire 2,130,503 shares owned by AMASYS and exercised an option to acquire an additional 2,192,503 shares. The Gillulys legally or beneficially control 4,367,506 shares (approximately 33%) of the issued and outstanding shares of the Company and directly own options to acquire an additional 100,000 shares of the Company's common stock.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements include the accounts of Comtex News Network, Inc. and its wholly owned subsidiary nFactory Comtex, S.L. All significant intercompany transactions have been eliminated.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash Equivalents

     The Company considers all highly liquid investments with maturity dates of 90 days or less at the time of purchase to be cash equivalents.

Revenue Recognition

     Information services revenues are recognized as services are rendered based on contractual terms such as usage, fixed fee, percentage of distributor revenues or other pricing models. Effective April 1, 2001, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. Previously, the Company recognized revenue for start-up fees upon execution of a contract for content services. The Company routinely completed implementation of its content feed to the customer at the time of execution. The Company now defers start-up fee revenues over the initial term of contracts for content services. The cumulative effect of the change was not material to the financial statements of the Company. Amounts received in advance are deferred and recognized over the service period.

Foreign Currency Translation

     The Company has designated the Euro as the functional currency of its wholly-owned subsidiary in Spain. Accordingly, assets and liabilities are translated from the Euro into U.S. dollars at the end of period exchange rate, and revenues and expenses are translated at average monthly exchange rates. Foreign currency translation gains and losses are recorded in stockholders' equity and reflected as a component of other comprehensive income or loss. Total comprehensive loss for the year ended June 30, 2002 was approximately $1,364,000.

Research and Development

     The Company conducts ongoing research and development in the areas of product enhancement and quality assurance. Such costs are expensed as incurred. Costs for fiscal years 2002, 2001 and 2000 were approximately $363,000, $605,000 and $456,000, respectively.

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

     Upon retirement or sale, the cost and related accumulated depreciation or amortization of assets is removed from the accounts and any resulting gain or loss is included in the determination of net income.

Software for Internal Use

     The Company capitalizes certain costs incurred in the development of internal use software pursuant to the provisions of AICPA Statement of Position No. 98-1 (SOP 98-1) Accounting for the Costs of Computer Software for Internal Use. Capitalized costs consist of certain external direct costs of third party software integrated into the Company's product, development services performed by consultants and payroll costs for employees who are directly associated with the development process.

Income Taxes

     Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse.

Stock Based Compensation

      The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of the grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees and, accordingly, recognizes no compensation expense for the stock option grants under the Stock Option Plan.

Risks and Uncertainties

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company periodically performs credit evaluations of its customers' financial condition and generally does not require collateral on accounts receivable. As of June 30, 2002 and 2001, none of the Company's customers accounted for 10% or more of gross revenues. The Company maintains reserves on accounts receivable and to date credit losses, in the aggregate, have not exceeded management's expectations.

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

Recent Pronouncements

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes SFAS No. 121 but retains SFAS No. 121's fundamental provisions for recognition/measurement of impairment of long-lived assets to be held and used, and measurement of long-lived assets to be disposed of but retains the requirement to report discontinued operations separately from continuing operations and extends that reporting requirement to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and for interim periods within these fiscal years. The Company does not expect the impact of adopting SFAS No. 144 to be material.

    In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets ("the Statements"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. The Company does not expect the adoption of the Statements to impact the earnings or financial position of the Company.

Reclassifications

     Certain fiscal year 2001 and 2000 amounts have been reclassified to conform to the fiscal year 2002 presentation.


3.   RELATED PARTY TRANSACTIONS

Note Payable to AMASYS

     During August 2001, AMASYS and COMTEX signed an amendment to the Note Payable to AMASYS, (Second Amendment to Amended, Consolidated and Restated 10% Senior Subordinated Secured Note) (the "Amended Note") extending the due date of the note until July 1, 2008. In addition to the extension of the term, the Amended
Note includes a provision for AMASYS to convert all or a portion of the outstanding principal amount, plus accrued interest, into common stock of COMTEX. The Amended Note is convertible at a price of $1.00 per share, which price increases by $0.10 upon each anniversary of the amendment.

The Amended note bears interest at a rate of 10% on the principal balance of $914,954 at June 30, 2002. Principal payments of $39,000 were made during fiscal year 2002. The Note is collateralized by a continuing interest in all receivables, all products of such receivables and the proceeds thereof, all purchase orders, and all patents and technology now or hereafter held or received by the Company.

     Approximately $93,000, $97,000 and $105,000 in interest was paid to AMASYS during the fiscal years ended June 30, 2002, 2001 and 2000, respectively.

Stock Option Transfer

     During fiscal years 2002 and 2001, the Gillulys transferred 238,500 and 242,000, respectively, of their stock options, which were fully exercisable at $0.10 per share, to certain members of management. This transfer resulted in compensation expense to the Company of approximately $7,000 and $315,000 for fiscal years 2002 and 2001, respectively. The options were exercised in February 2002.

4.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at June 30:

                                             2002                  2001
                                       ----------------      ---------------
Computer Equipment                     $    2,814,878         $    2,656,134
Furniture and Fixtures                        431,247                435,816
Software and Software Development           2,711,770              2,258,897
Leasehold Improvements                        183,979                183,204
Other Equipment                                14,064                 14,064
                                       ----------------      ----------------
                                            6,155,938              5,548,115
Less Accum. Depreciation & Amort.          (2,910,912)            (1,817,462)
                                       ----------------      ----------------
Net                                    $    3,245,026         $    3,730,653
                                       =================     ================

     Depreciation expense for the fiscal years ended June 30, 2002, 2001 and 2000 was $573,000 $432,000 and $136,000,
respectively. Amortization expense was $541,000, $342,000 and $107,000 for the fiscal years ended June 30, 2002, 2001 and 2000, respectively.

5.   CAPITAL LEASE OBLIGATIONS AND LINE OF CREDIT

     In May 2002, the Company entered into a $50,000, three-year capital lease agreement with Compaq Financial Services to purchase software and related maintenance. The lease calls for monthly installments of $1,755 and expires in April 2005. The leased software is capitalized using the interest rates appropriate at the inception of the lease. The related software is included in property and equipment and depreciated accordingly. Future minimum lease payments under capital lease obligations at June 30, 2002 are as follows:

               Fiscal Year Ending June 30,
                           2003                             $ 21,060
                           2004                               21,060
                           2005                               17,550
                                                    --------------------
                                                              59,670
        Less amounts representing interest                   (11,871)
                                                    --------------------
        Present value of net minimum payments                 47,799
        Less current portion                                 (14,492)
                                                    --------------------
        Long-term portion                                   $ 33,307
                                                    ====================

     Approximately $2,700 in interest was paid to Compaq Financial Services during the fiscal year ended June 30, 2002.

     In June 2001, the Company obtained a $500,000 line of credit with United Bank. The line of credit was collateralized by a security interest in all inventory, chattel paper, accounts, equipment and general intangibles. The line of credit bore interest at the Prime Rate and expired June 29, 2002. The Company did not utilize the line of credit.


6.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                        Fiscal Year Ended June 30,
                                                   2002              2001            2000
                                             ---------------     ------------    ------------
Numerator:
 Net Income/(Loss)                            $   (1,361,023)     $    265,453   $  1,241,497
                                             ================     ============    ============

Denominator:
 Denominator for basic earnings per share -
weighted average shares                           11,348,923        10,026,735      9,051,214

Effect of dilutive securities:
 Stock Options                                            -          3,942,355      3,617,831
                                             ----------------    -------------    ------------
 Denominator for diluted earnings per share
                                                   11,348,923       13,969,090     12,669,045
                                             ================     ============    ============

Basic (Loss)/ Earnings Per Share                  $     (.12)       $      .03     $      .14

Diluted (Loss)/ Earnings Per Share                $     (.12)       $      .02     $      .10

7.   INCOME TAXES

     Income taxes included in the Statements of Operations consist principally of state income taxes and local franchise taxes. The tax provision for continuing operations differs from the amounts computed using the statutory federal income tax rate as follows:

                                   2002      2001     2000
                                  ------    ------   -----
Provision at statutory federal      34%       34%      34%
income tax rate
Provision  - state income tax        4         4        4
Change in valuation allowance      (38)      (38)     (38)
                                  ------    ------   ------
 Effective income tax rate           0%        0%       0%
                                  ======    ======   ======

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes.

     Significant components of the deferred tax assets and liabilities were as follows:
                                                         As of June 30,
                                                      2002            2001
                                                  -------------    ------------
Deferred tax assets:
    Net operating loss carryforwards - operations  $  1,067,497    $    608,771
    Net operating loss carryforwards - NQSOs            173,138         144,484
    Amortization                                         19,600          26,167
    Allowance for bad debts                             114,054         210,480
    Options to executives                                 2,538         129,808
    Accruals                                            339,959          59,776
    Note receivable reserve                              34,132          34,132
    Alternative minimum tax credit carryforward          13,865          19,865
    Other                                                   456           4,887
                                                  -------------    ------------

        Total deferred tax assets                     1,765,239       1,238,370

Deferred tax liabilities:
    Depreciation                                       (188,035)       (137,070)
                                                  -------------    ------------
        Total deferred tax liabilities                 (188,035)       (137,070)
                                                  -------------    ------------
            Deferred tax assets less liabilities      1,577,204       1,101,300

            Less:  Valuation allowance               (1,577,204)     (1,101,300)
                                                  -------------     ------------
Net deferred tax asset (liability)                  $       -      $       -
                                                  =============    =============

     The Company has net operating loss (NOL) and business tax credit carryforwards available to offset future taxable income of approximately $3,000,000 as of June 30, 2002. The net change in valuation allowance during 2002 was an increase of approximately $476,000. These NOL and the business tax credit carryforwards expire beginning in the year 2003. Utilization of these net operating losses may be subject to limitations in the event of significant changes in stock ownership of the Company.

     In assessing the realizability of its net deferred tax assets, management considers whether it is more likely than not that some portion or all of the net deferred tax assets are realizable. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of June 30, 2002, the Company provided a full valuation allowance of approximately $1.6 million against its net deferred tax assets.


8.   STOCK OPTION PLAN

     The Company's 1995 Stock Option Plan (the "1995 Plan") provides for both incentive stock options within the meaning of
Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options to purchase shares by key employees, consultants and directors of the Company. The Company has 3,901,935 shares reserved for issuance under the 1995 Plan as of June 30, 2002, subject to annual increases as determined by the Board of Directors. The exercise price of an incentive stock option is required to be at least equal to 100% of the fair market value of the Company's common stock on the date of grant (110% of the fair market value in the case of options granted to employees who are 10% shareholders). The exercise price of a non-qualified stock option is required to be not less than the par value, nor greater than the fair market value, of a share of the Company's common stock on the date of the grant. The term of an incentive or non-qualified stock option may not exceed ten years (five years in the case of an incentive stock option granted to a 10% stockholder), and generally vest within three years of issuance.

     Information with respect to stock options under the 1995 Plan is as follows:

                            2002                     2001                   2000
                   ------------------------------------------------------------------------
                          Shares   Weighted       Shares  Weighted       Shares     Weighted
                                       Avg.                   Avg.                      Avg.
                                   Exercise               Exercise                  Exercise
                                      Price                  Price                     Price
                  --------------   --------   ----------  ---------  -----------   -----------
Outstanding at
beginning of year   1,964,090	     $ 1.19     1,633,805   $  0.84      1,767,583    $    0.25

Granted               859,500        0.49       717,125      2.45        548,500         2.17

Exercised            (329,725)       0.20     ( 134,180)     0.48      ( 514,147)        0.15

Expired/
Forfeited            (527,688)       1.77      (252,660)     2.90       (168,131)        1.02
                   --------------             ===========              ===========
Outstanding at
End of year         1,966,177        0.89     1,964,090      1.19      1,633,805         0.84
                   ==============             ===========              ===========

Options
exercisable at
end of year         1,023,682        0.73     1,208,700      0.52      1,119,353         0.30

Weighted
average fair
value of options
granted                            $ 0.42                  $ 1.98                    $   1.80


The following table summarizes information about the stock options outstanding at June 30, 2002:

                        Outstanding                                     Exercisable
-------------------------------------------------------------   -------------------------------
                                           Weighted-Average
                             Weighted-         Remaining                       Weighted-
                Number of     Average      Contractual Life      Number of     Average
Exercise Price    Shares   Exercise Price       (years)           Shares    Exercise Price
-------------------------------------------------------------   --------------------------------
  $ 0.10-0.63    1,417,237    $   0.34           7.04              769,937     $  0.21
  $ 0.86-1.84      209,150    $   1.66           8.11              102,685     $  1.64
  $ 2.05-4.88      339,790    $   2.71           8.08              151,060     $  2.70
                 ---------                                       ---------
                 1,966,177                                       1,023,682
                 =========                                       =========

     The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost for the Company's stock option plan been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under SFAS No. 123, the Company's net (loss)/income in fiscal years 2002, 2001 and 2000 would have been approximately $(1,787,000), $(45,000) and $1,052,000, or $(.16), $ .00 and $ .12 per share, respectively.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model. The following weighted-average assumptions were used for grants: dividend yield of 0%; expected volatility of 1.10 to 1.23; expected life of the option term of 5 years and risk-free interest rate of 4.09% to 4.82%.


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


10.  SUPPLEMENTARY INFORMATION

Income Statement

     The following income statement items were charged to costs and expenses:

                                               Fiscal Year Ended June 30,
                                  2002                  2001                    2000
                            ----------------    --------------------     -------------------
Maintenance and Repairs     $        103,105        $        150,878        $         96,685

Advertising and Promotion
Costs                                 60,076                 369,522                 241,437

Royalties                          3,724,109               4,257,494               3,205,744

Allowance for Doubtful Accounts

    The following table summarizes activity in the allowance for doubtful accounts:

                                                      Fiscal Year Ended June 30,
                                                      --------------------------
                                                2002             2001              2000
                                             ----------       -----------      ------------
Beginning Balance                           $   553,896       $   314,331       $   350,868
Additions - charged to operating expenses       412,497           823,850           225,500
Write-Offs                                     (666,250)         (584,285)         (262,037)
                                             ----------       -----------      ------------
Balance at End of Year                      $   300,143       $   553,896       $   314,331
                                             ==========       ===========      ============

11.  COMMITMENTS AND CONTINGENCIES

     The Company leases office space under noncancelable operating leases that expire beginning December 31, 2002. The leases require fixed escalations and payment of property taxes, insurance and maintenance costs.

     The future minimum rental commitments under operating leases are as follows:

 Fiscal year ending        Minimum Rental
      June 30,              Commitments
-------------------      ------------------
        2003                 $      591,718
        2004                        495,583
        2005                        484,019
        2006                        498,540
        2007                        513,496
2008 and beyond                     617,493
                         ------------------
                              $   3,200,849
                         ==================


     Rent expense under all operating leases totaled approximately $595,000, $554,000 and $278,000 for the fiscal years ended June 30, 2002, 2001 and 2000, respectively.

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

     On March 11, 2002, the court rendered a directed verdict in favor of Infospace on the breach of contract claim and Infospace withdrew the counterclaim without prejudice. Infospace also filed a petition with the court for reimbursement of attorneys' fees and costs.

     On April 9, 2002, COMTEX filed a Notice of Appeal to reverse the lower court decision. The case is now fully briefed before the United States Court of Appeals for the Fourth Circuit and the
Company expects a ruling sometime in early 2003.

     While the appeal was pending, the court, on August 13, 2002, issued an order awarding attorneys' fees of approximately $393,000 to Infospace with costs still to be determined. COMTEX intends to seek a stay of this award pending a ruling on the appeal. If COMTEX prevails on the appeal, the award of attorneys' fees would likely be reversed. Infospace also has petitioned the court to require COMTEX to reimburse Infospace for approximately $201,000 in costs. This petition is still pending before the court. COMTEX has recorded an accrual in the year ended June 30, 2002 to provide for the estimated exposure upon resolution of this matter.

     The Company is also involved in routine legal proceedings occurring in the ordinary course of business, which in the aggregate are believed by management to be immaterial to the Comapany's financial condition.


12.  401(K) PLAN

     The Company has a 401(k) plan available to all full-time employees who meet a minimum service requirement. Employee contributions are voluntary and are determined on an individual basis with a maximum annual amount equal to the maximum amount allowable under federal tax regulations. All participants are fully vested in their contributions. The 401(k) plan provides for discretionary Company contributions. The Company did not make any contributions during the fiscal years ended June 30, 2002, 2001 and 2000.

13.  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following is a summary of the quarterly results of operations for the years ended June 30, 2002 and 2001.

                                                            Quarter Ended:
                                   ---------------------------------------------------------------------
                                   September 30, 2001   December 31, 2001  March 31, 2002  June 30, 2002
                                   ------------------   -----------------  --------------  -------------
Revenues                            $  3,464,051        $ 3,197,808         $ 2,901,678    $ 2,684,157
Gross Profit                           2,385,852          2,199,018           1,900,515      1,703,920
Net Income/(Loss)                         69,397              2,967            (483,670)      (949,717)

Net Income/(Loss) per share, basic  $       0.01        $    0.0003         $    ( 0.04)   $     (0.07)
Shares used in per share
calculation, basic                    10,198,846         10,445,149          11,659,409     13,092,290

Net Income/(Loss) per share,
diluted                             $       0.01        $    0.0002         $     (0.04)   $     (0.07)

Shares used in per share
calculation, diluted                  12,994,747         12,924,521          11,659,409     13,092,290


                                                           Quarter Ended:
                               -------------------------------------------------------------------------
                               September 30, 2000    December 31, 2000   March 31, 2001    June 30, 2001
                               -------------------------------------------------------------------------
Revenues                        $  4,161,097         $ 4,324,648         $ 4,306,391        $ 3,805,382
Gross Profit                       3,000,876           3,168,716           3,134,803          2,615,178
Net Income                           173,191             112,388              70,179            (90,305)

Net Income per share basic      $       0.02         $      0.01         $      0.01         $    (0.01)
Shares used in per share
caluculation, basic                9,968,150           9,982,881          10,062,307         10,093,602

Net Income per share, diluted   $       0.01         $      0.01         $      0.01         $    (0.01)
Shares used in per share
calculation, diluted              13,785,500          13,814,914          14,062,685         14,213,260
