Form 10-Q
period 2002-09-30
COMTEX NEWS NETWORK INC
filed 2002-11-14
CIK 352988

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q
(Mark One)

   X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002 or

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

                    Yes X     No ___

As of November 12, 2002, 13,140,893 shares of the Common Stock of the registrant were outstanding.

                    COMTEX NEWS NETWORK, INC.
                        TABLE OF CONTENTS



Part I    Financial Information:                       Page No.

          Item 1.  Consolidated Financial Statements

                Consolidated Balance Sheets                      3
                 as of September 30, 2002 (unaudited)
                 and June 30, 2002

                Consolidated Statements of Operations            4
                 for the Three Months Ended
                 September 30, 2002 and 2001 (unaudited)

                Consolidated Statements of Cash Flows            5
                 for the Three Months Ended
                 September 30, 2002 and 2001 (unaudited)

                Notes to Consolidated Financial Statements       6


          Item 2.  Management's Discussion and Analysis          8
                 of Financial Condition and Results
                 of Operations

          Item 3.  Quantitative and Qualitative Disclosure
                    about Market Risk                            13

     Item 4.  Controls and Procedures                            13

Part II   Other Information:

          Item 1.  Legal Proceedings                             13
          Item 2.  Changes in Securities and Use of Proceeds     14
          Item 3.  Defaults Upon Senior Securities               14
          Item 4.  Submission of Matters to a Vote of
                    Security Holders                             14
          Item 5.  Other Information                             14
          Item 6.    Exhibits and Reports on Form 8-K            14


SIGNATURES                                                       15

Certifications of Chief Executive Officer
   and Chief Financial Officer                                   16

                                    COMTEX NEWS NETWORK, INC.
                                   CONSOLIDATED BALANCE SHEETS
                              SEPTEMBER 30, 2002 and JUNE 30, 2002

                                                                (unaudited)
                                                               September 30,          June 30,
                                                                   2002                 2002
                                                             -----------------     -----------------
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents                                     $        679,966     $         860,548
Accounts Receivable, Net of Allowance of approximately                 935,172             1,071,717
$300,000 at September 30, 2002 and June 30, 2002
Prepaid Expenses and Other Current Assets                              113,479               141,673
                                                             -----------------      ----------------
          TOTAL CURRENT ASSETS                                       1,728,617             2,073,938

    PROPERTY AND EQUIPMENT, NET                                      3,309,115             3,445,026

    DEPOSITS AND OTHER ASSETS                                           88,277                80,747
                                                             -----------------      ----------------
TOTAL ASSETS                                                  $      5,126,009      $      5,599,711
                                                             =================     =================

LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses                         $      2,194,812      $      2,433,982
Deferred Revenue                                                        73,512               102,987
Capital Lease Obligations, Current                                      46,780                14,492
                                                             -----------------      ----------------
          TOTAL CURRENT LIABILITIES                                  2,315,104             2,551,461

    LONG-TERM LIABILITIES:
Capital Lease Obligations, Long-Term                                    70,822                33,307
Long-Term Note Payable - Affiliate                                     908,954               914,954
                                                             -----------------      ----------------
          TOTAL LONG-TERM LIABILITIES                                  979,776               948,261
                                                             -----------------      ----------------
TOTAL LIABILITIES                                                    3,294,880             3,499,722


COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY

Common Stock, $0.01 Par Value -                                        131,409               131,409
 Shares Authorized: 18,000,000;
 Shares issued and outstanding: 13,140,893
Additional Capital                                                  12,192,973            12,192,973
Accumulated Deficit                                               (10,488,624)           (10,221,151)
Foreign Currency Translation Adjustment                                (4,629)                (3,242)
                                                             -----------------      ----------------
          Total Stockholders' Equity                                 1,831,129             2,099,989
                                                             -----------------      ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $      5,126,009      $      5,599,711
                                                             =================     =================

The accompanying "Notes to Consolidated Financial Statements" are an integral part of these consolidated financial statements.

                              COMTEX NEWS NETWORK, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                                            Three months ended
                                                               September 30,
                                                    ------------------------------------
                                                           2002               2001
                                                    ------------------   ---------------
Revenues                                            $        2,431,498   $    3,464,051

Cost of Revenues                                               871,556        1,078,199

                                                    ------------------   ---------------
Gross Profit                                                 1,559,942        2,385,852

Operating Expenses
Technical Operations & Support                                 496,748          613,057
Product Development                                             59,653          118,456
Sales and Marketing                                            281,259          389,398
General and Administrative                                     660,527          961,879
Stock-based Compensation                                           -              6,678
Depreciation and Amortization                                  303,985          206,476
                                                    ------------------   ---------------
Total Operating Expenses                                     1,802,172        2,295,944

Operating Income                                              (242,230)          89,908

Other(Expense)/Income
Interest Expense                                               (25,430)         (23,699)
Interest Income/Other                                              612            3,613
                                                    ------------------    ---------------
    Other(Expense)/Income, net                                 (24,818)         (20,086)

(Loss)/Income Before Income Taxes                             (267,048)          69,822

Income Taxes                                                       425              425
                                                    ------------------   ----------------
Net (Loss)/Income                                    $        (267,473)  $       69,397
                                                    ==================   ================


Basic Earnings Per Common Share                                 ($0.02)           $0.01
                                                    ==================   ================
Weigted Average Number of Common Shares                     13,140,893       10,198,846
                                                    ==================   ================
Diluted Earnings Per Common Share                              ($0.02)            $0.01
                                                    ==================   ================
Weighted Average Number of Shares Assuming Dilution         13,140,893       12,994,747
                                                    ==================   ================

The accompanying "Notes to Consolidated Financial Statements" are an integral part of these consolidated financial statements.

                                COMTEX NEWS NETWORK, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)

                                                                  Three Months Ended
                                                                     September 30,
                                                            -------------------------------
                                                                 2002             2001
                                                            -------------      ------------
Cash Flows from Operating Activities:
Net (Loss)/Income                                            $   (267,473)      $    69,397
Adjustments to reconcile net (loss)/income to net cash
(used in)/provided by operating activities:
Depreciation and Amortization Expense                             303,985           206,476
Bad Debt Expense                                                   21,000           184,054
Stock Based Compensation                                             -                6,678
Changes in Assets and Liabilities:
 Accounts Receivable                                              115,545          (232,414)
 Prepaid Expenses and Other Current Assets                         26,840            73,633
 Deposits and Other Assets                                         (7,530)            9,315
 Accounts Payable and Accrued Expenses                           (239,053)         (158,122)
 Deferred Revenue                                                 (29,475)            5,781
                                                            -------------      -------------
Net Cash (used in)/provided by Operating Activities               (76,161)          164,798

Cash Flows from Investing Activities:
Purchases of Property and Equipment                               (92,251)         (194,208)
                                                            -------------      -------------
Net Cash used in Investing Activities                             (92,251)         (194,208)

Cash Flows from Financing Activities:
Repayments on Note Payable - Affiliate                             (6,000)           (9,000)
Repayments - Capital Lease Obligations                             (6,183)            -
Proceeds from Exercise of Stock Options                              -               42,263
                                                             -------------     -------------
Net Cash (used in)/provided by Financing Activities               (12,183)           33,263
                                                             -------------     -------------
Effect of Exchange Rate Changes on Cash                                13            -

Net (Decrease)/Increase in Cash and Cash Equivalents             (180,582)            3,853

Cash and Cash Equivalents at Beginning of Period                  860,548           367,493
                                                             -------------     -------------
Cash and Cash Equivalents at End of Period                   $    679,966       $   371,346
                                                             =============     =============

The accompanying "Notes to Consolidated Financial Statements" are an integral part of these consolidated financial statements.

                    COMTEX NEWS NETWORK, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                       September 30, 2002

1.   Basis of Presentation

     The accompanying interim consolidated financial statements of COMTEX News Network, Inc. (the "Company" or "COMTEX") and its wholly owned subsidiary, nFactory COMTEX, S.L., are unaudited, but in the opinion of management reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet at June 30, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002 ("2002 Form 10-K"), filed with the Securities and Exchange Commission on September 30, 2002.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statements. Other intangible assets continue to be amortized over their useful lives.

The Company applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. Application of the non-amortization provisions of the Statement did not result in a material change in net income.

The Company has designated the Euro as the functional currency of its wholly owned subsidiary in Spain. Accordingly, assets and liabilities are translated from the Euro into U.S. dollars at the end of period exchange rate, and revenues and expenses are translated at average monthly exchange rates. Foreign currency translation gains and losses are recorded in stockholders' equity and reflected as a component of other comprehensive income or loss. Total comprehensive loss for the three months ended September 30, 2002 and 2001 was approximately $272,000 and $69,000, respectively.

For the quarter ended September 30, 2002, nFactory COMTEX, S.L., the Company's wholly owned subsidiary in Madrid, Spain, incurred expenses of approximately $63,000 with minimal revenue generated. Due to the negative cash flow from these operations and the lack of sales projected from the European market, the Company has decided to terminate the operations of nFactory COMTEX by the end of this calendar year. The Company has begun the transition of customer accounts to the U.S. account representatives.
Management expects this shutdown to have a positive impact on earnings in the future. The subsidiary will remain incorporated for future operations should market opportunities warrant. The financial statements included with this quarterly report present the consolidated financial results of COMTEX and its subsidiary.

     Certain amounts for the three months ended September 30, 2001, and as of June 30, 2002, have been reclassified to conform to the presentation as of, and for, the three months ended
September 30, 2002.


2.   Earnings per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                                            Three Months Ended
                                                              September 30,
                                                          2002              2001
                                                    ---------------    ---------------
   Numerator:
   Net (Loss)/ Income                               $     (267,473)     $       69,397
                                                    ===============    ===============
   Denominator:
Denominator for basic earnings per share -
   weighted average shares                              13,140,893          10,198,846

   Effect of dilutive securities:
   Stock Options                                            -                2,795,901
                                                    ---------------    ---------------
 Denominator for diluted earnings per share             13,140,893          12,994,747


   Basic Earnings Per Share                         $        (0.02)    $          0.01

   Diluted Earnings Per Share                       $        (0.02)    $          0.01

Basic and diluted earnings per share results for all periods presented were computed based on the net loss or net income for the respective periods. The weighted average number of common shares outstanding during the period was used in the calculation of basic earnings per share for the three months ended September 30, 2002. For the three months ended September 30, 2001, this number of shares was increased by the effects of dilutive stock options based on the treasury stock method in the calculation of diluted earnings per share. The diluted loss per share for the three months ended September 30, 2002 was computed in the same manner as the basic loss per share, since adjustments related to the effects of stock options would have been antidilutive.


3.   Income Taxes

The provision for income taxes is limited to the liability for alternative minimum tax, as the majority of income for Federal and state tax purposes has been offset by net operating loss and investment tax credit carryforwards.


4.   Commitments and Contingencies

On July 17, 2001, the Company filed a breach of contract action in the United States District Court for the Eastern District of Virginia against Infospace, Inc., a former customer, for payments owed under contracts with the defendant corporation. The suit is captioned Comtex News Network, Inc. v. Infospace, Inc. Case Number CV01-1108-A. On August 13, 2001, Infospace filed an Answer and Counterclaim alleging that COMTEX breached its agreement and sought damages for lost business and loss of reputation and good will.

On March 11, 2002, the Court rendered a directed verdict in favor of Infospace on the breach of contract claim and Infospace withdrew the counterclaim without prejudice. Infospace also filed a petition with the Court for reimbursement of attorneys' fees and costs.

On April 9, 2002, COMTEX filed a Notice of Appeal to reverse the lower court decision. The case is now fully briefed before the United States Court of Appeals for the Fourth Circuit and a ruling is expected sometime in early 2003.

While the appeal was pending, on August 13, 2002 the Court issued an order awarding attorneys' fees of approximately $393,000 to Infospace, with costs still to be determined. If COMTEX prevails on the appeal, the award of attorneys' fees would likely be reversed. Infospace also has petitioned the Court to require the Company to reimburse Infospace for approximately $201,000 in costs. This petition is still pending before the Court. The Company recorded an accrual at June 30, 2002, to provide for the estimated exposure upon resolution of this matter.

The Company is also involved in routine legal proceedings occurring in the ordinary course of business, which in the aggregate are believed by management to be immaterial to the Company's financial condition.

Item 2.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Form 10-Q and the consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended June 30, 2002 filed with the Securities and Exchange Commission on September 30, 2002. Historical results and percentage relationships among any amounts in the Consolidated Financial Statements are not expected to be indicative of trends in operating results for any future period.

Forward-looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those contemplated in these forward-looking statements. In particular, the risks and uncertainties include those described in our annual report on Form 10-K for the year ended June 30, 2002 and in other periodic Securities and Exchange Commission filings. These risks and uncertainties include, among other things, the following:

   O   the growth of the Internet news market;
   O   the effects of competition;
   O   our ability to maintain our name recognition;
   O   the financial stability of our customers;
   O   our ability to manage growth of our operations, both
        domestically and internationally;
   O   our ability to maintain a secure and reliable news-
        delivery network;
   O   our ability to maintain relationships with key content
        providers;
   O   our ability to attract and retain key personnel;
   O   the volatility of our Common Stock price;
   O   acquisitions involving us, which may disrupt the
        business and be dilutive to our existing stockholders;
   O   our ability to successfully market our services to
        current and new customers;
   O   our ability to reduce operating expenses;
   O   our ability to manage and grow our business in markets
        impacted by terrorist activities.

Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise the information contained in this Form 10-Q, whether as a result of new information, future events or circumstances or otherwise.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2002 to the three months ended September 30, 2001

During the three months ended September 30, 2002 we incurred an operating loss of approximately $242,000, compared to operating income of approximately $90,000 during the three months ended September 30, 2001. We reported a net loss of approximately $267,000 during the three months ended September 30, 2002, compared to net income of approximately $69,000 for the three months ended September 30, 2001. As discussed below, the decline in operating income and net income is due primarily to a decrease in gross revenues and due partially to a decrease in gross profit margins. The decline was partially offset by a decrease in total operating expenses.

Revenues consist primarily of royalty revenues and fees from the licensing of content products to information distributors. During the three months ended September 30, 2002, total revenues were approximately $2,431,000, or approximately $1,033,000 (30%) less than the total revenues for the three months ended September 30, 2001. The decline in revenues is the direct result of business shutdowns and consolidation among clients, primarily in the Internet and personal investor markets.

Our cost of revenues consists primarily of content license fees and royalties to information providers, as well as data communication costs for the delivery of our products to customers. The cost of revenues for the three months ended September 30, 2002 was approximately $872,000, or approximately $207,000 (19%) less than the cost of revenues for the three months ended September 30, 2001. The decrease in cost is primarily due to the decrease in content royalties based on decreased revenues for the period. The decrease in content royalties is limited by fees required to be paid to certain information providers and, therefore, does not directly track the decrease in revenues.

The gross profit for the three months ended September 30,
2002 was approximately $1,560,000, or approximately $826,000 (35%) less than the gross profit for the same period in the prior
year.   The gross profit as a percentage of revenue declined for
the three months ended September 30, 2002 to approximately 64% from approximately 69% for the three months ended September 30, 2001. The decline is based on the decrease in revenues without a corresponding decrease in content royalties as discussed above.

Total operating expenses for the three months ended September 30, 2002 were approximately $1,802,000, representing an approximately $494,000 (22%) decrease in operating expenses over the three months ended September 30, 2001. The decrease in operating expenses reflects reductions in technical operations and support, product development, sales and marketing and general and administrative expenses. The decrease in operating expenses was partially offset by an increase in depreciation and amortization expense.

Technical operations and support expenses during the three months ended September 30, 2002 decreased approximately $116,000 (19%) from these expenses in the three months ended September 30, 2001. The decrease in expense resulted primarily from a decrease in personnel, as well as decreased computer support costs and consulting expenses.

Product development expenses decreased by approximately
$59,000 (50%) for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. This decrease is the result of fewer personnel in this department. Product development activities include quality assurance, enhancements to our products and the development of proprietary news products.

Sales and marketing expenses decreased by approximately
$108,000 (28%) for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. This decrease is the result of a decrease of personnel, decreased commission expense as a direct correlation to the decrease in revenues and decreased promotional expenses compared to the same quarter in the previous year.

General and administrative expenses for the three months ended September 30, 2002 were approximately $301,000 (31%) less than these expenses during the three months ended September 30, 2001. The decrease is the result of reductions in consulting costs related to business development opportunities and a reduction in bad debt expense due to more successful collection efforts and reduced revenues.

In connection with the transfer of stock options from the Chairman of the Board of Directors to certain employees, we recorded stock-based compensation of approximately $7,000 for the three months ended September 30, 2001. There were no transfers or related compensation during the three months ended September 30, 2002.

Depreciation and amortization expense for the three months ended September 30, 2002 was approximately $98,000 (47%) higher than the expense during the same period in the prior year. The increase was due primarily to a one-time credit taken in the three months ended September 30, 2001 for a renegotiated software license and due partially to the increased capital expenditures related to increasing the capacity and redundancy of the production systems.

Other income for the three months ended September 30, 2002 decreased approximately $5,000, or 24%, compared to the three months ended September 30, 2001 due to reduced interest earned on decreased cash balances and interest expense on capital leases.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

For the three months ended September 30, 2002, we incurred an operating loss of approximately $242,000 and a net loss of approximately $267,000. At September 30, 2002, we had a working capital deficit of approximately $586,000, as compared with a working capital deficit of approximately $478,000 at June 30, 2002. The decrease in working capital was due to the use of cash for capital expenditures and contributions to our subsidiary, as discussed below. We had net stockholders' equity of approximately $1,831,000 at September 30, 2002, as compared to net stockholders' equity at June 30, 2002 of approximately $2,100,000. The decrease in stockholders' equity was due to the net loss incurred during the quarter ended September 30, 2002.

For the three months ended September 30, 2002, operating activities utilized approximately $76,000 in cash. We had cash of approximately $680,000 at September 30, 2002, compared to approximately $861,000 at June 30, 2002.

We made capital expenditures of approximately $92,000 in the three months ended September 30, 2002, primarily for software licensing and the development of software for internal use. These investments improve our product capabilities, reliability and our ability to meet future content and client processing requirements.

In September 2002, we obtained a two-year financing agreement for $76,000 to purchase software and related maintenance with HP
Financial Services that expires August 2004.

For the quarter ended September 30, 2002, nFactory COMTEX, S.L., our wholly owned subsidiary in Madrid, Spain, incurred expenses of approximately $63,000 with minimal revenue generated. Due to the negative cash flow from these operations and the lack of sales projected from the European market, we have decided to terminate the operations of nFactory COMTEX by the end of this calendar year. We have begun the transition of customer accounts to our U.S. account representatives. We expect this shutdown to have a positive impact on earnings in the future. The subsidiary will remain incorporated for future operations should market opportunities warrant. The financial statements included with this quarterly report present the consolidated financial results of COMTEX and its subsidiary.

The Company's future contractual obligations and commitments as of September 30, 2002 are as follows:

                                       Amounts Due by Period:
                                                                           2008 and
                     2003       2004       2005       2006      2007      thereafter
                   ------------------------------------------------------------------
Operating Leases     $438,937  $490,145   $484,019   $498,540  $513,496      $617,493
Capital Leases         48,051    64,668     24,818          -         -             -
Note Payable                -         -          -          -         -       908,954
                   ------------------------------------------------------------------
      Total          $486,988  $554,813   $508,837   $498,540  $513,496    $1,526,447


Currently we are dependent on our cash reserves to fund operations; however, assuming stability in the financial and corporate markets - our primary markets, we believe recent operating expense reductions and a focus on revenue generation in both our existing customer base and potential new markets will generate positive operating cash flows to meet our obligations on a short-term basis. Our ability to meet our liquidity needs on a long-term basis depends on our ability to generate sufficient revenues and cash to cover our current obligations and to pay down our current and long-term debt obligations. Any further corporate consolidation or market deterioration affecting our customers could limit our ability to generate such revenues. No assurance may be given that we will be able to maintain the revenue base or the size of profitable operations that may be necessary to achieve our liquidity needs.

EBITDA, as defined below, decreased approximately 80% to approximately $62,000 for the three months ended September 30, 2002 compared to $303,000 for the quarter ended September 30, 2001. The decrease is due to the decline in revenues and the decrease in gross profit margin, offset partially by decreased operating expenses, excluding stock-based compensation, depreciation and amortization.

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


Item 3.

      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We are exposed to various market risks, including changes in foreign currency exchange rates. However, our exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of our Spanish subsidiary are almost exclusively conducted in local currency. Operating results are translated into U.S. dollars and consolidated for reporting purposes. The impact of currency exchange rate movements as of September 30, 2002 was not material. We do not engage in hedging activities.


Item 4.

     CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days prior to the filing date of this report, that the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the foregoing evaluation.

Part II.  Other Information

     Item 1.  Legal Proceedings

     On July 17, 2001, we filed a breach of contract action in the United States District Court for the Eastern District of Virginia against Infospace, Inc., a former customer, for payments owed under contracts with the defendant corporation. The suit is captioned Comtex News Network, Inc. v. Infospace, Inc. Case Number CV01-1108-A. On August 13, 2001, Infospace filed an Answer and Counterclaim alleging that COMTEX breached its agreement and sought damages for lost business and loss of reputation and good will.

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

     While the appeal was pending, on August 13, 2002 the Court issued an order awarding attorneys' fees of approximately $393,000 to Infospace, with costs still to be determined.
     If we prevail on the appeal, the award of attorneys' fees would likely be reversed. Infospace also has petitioned the Court to require us to reimburse Infospace for approximately $201,000 in costs. This petition is still pending before the Court. We recorded an accrual at June 30, 2002, to provide for the estimated exposure upon resolution of this matter.


     Item 2.  Changes in Securities and Use of Proceeds

          None.


     Item 3.  Defaults Upon Senior Securities

          None.


     Item 4.  Submission of Matters to a Vote of Security Holders

          None.


     Item 5.  Other Information

          None.

     Item 6.    Exhibits and Reports on Form 8-K.

          (a)  Exhibits

            None.

          (b)  Reports on Form 8-K

             None.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              COMTEX NEWS NETWORK, INC.
                                   (Registrant)


    Dated:  November 14, 2002     By:  /S/   CHARLES W. TERRY
                                  Charles W. Terry
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)

                              By:  /S/   ROBIN Y. DEAL
                                   Robin Y. Deal
                                   Vice President, Finance & Accounting
                                    (Principal Financial and
                                     Accounting Officer)

CERTIFICATIONS

I, Charles W. Terry, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Comtex
     News Network, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
     14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002              /S/CHARLES W. TERRY
                                        Charles W. Terry
                                          President and Chief
                                           Executive Officer


I, Robin Y. Deal, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Comtex
     News Network, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
     14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002           /S/ ROBIN Y. DEAL
                                      Robin Y. Deal
                                      Vice President, Finance & Accounting

            CERTIFICATION OF CHIEF EXECUTIVE OFFICER

    PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Charles W. Terry, the President and Chief Executive Officer of Comtex News Network, Inc. (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2002 (the "Report"). The undersigned hereby certifies that:
(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 14, 2002           /S/ CHARLES W. TERRY
                                        Charles W. Terry
                                        President and Chief
                                        Executive Officer



            CERTIFICATION OF CHIEF FINANCIAL OFFICER

    PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Robin Y. Deal, the Vice President, Finance and Accounting of Comtex News Network, Inc. (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2002 (the "Report"). The undersigned hereby certifies that:
(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: November 14, 2002          /S/ ROBIN Y. DEAL
                                     Robin Y. Deal
                                     Vice President, Finance & Accounting