Form 10-Q
period 2002-12-31
COMTEX NEWS NETWORK INC
filed 2003-02-14
CIK 352988

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q
(Mark One)

   X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2002 or

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to ___________

                 Commission file number 0-10541

                    COMTEX NEWS NETWORK, INC.

     (Exact name of registrant as specified in its charter)

               Delaware                      13-3055012
         (State or other jurisdiction of    (I.R.S. Employer
          incorporation or organization)     Identification No.)

                       4900 Seminary Road
                            Suite 800
                   Alexandria, Virginia  22311
            (Address of principal executive offices)

                         (703) 820-2000
       Registrant's Telephone number, including area code

                         Not Applicable

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:      Yes  _X   No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
     Yes ___   No _X_

As of February 11, 2003, 13,226,965 shares of the Common Stock of the registrant, par value $0.01 per share, were outstanding.

                    COMTEX NEWS NETWORK, INC.
                        TABLE OF CONTENTS



Part I    Financial Information:                         Page No.

    Item 1.  Financial Statements

               Consolidated Balance Sheets                     3
                as of December 31, 2002 (unaudited)
                and June 30, 2002

               Consolidated Statements of Operations           4
                for the Three and Six Months Ended
                December 31, 2002 and 2001 (unaudited)

               Consolidated Statements of Cash Flows           5
                for the Six Months Ended
                December 31, 2002 and 2001 (unaudited)

               Notes to Financial Statements                   6


    Item 2.  Management's Discussion and Analysis              9
                 of Financial Condition and Results
                 of Operations


    Item 3.  Quantitative and Qualitative Disclosure
               about Market Risk                               16

     Item 4.  Controls and Procedures                          16

Part II   Other Information:

          Item 1.  Legal Proceedings                           16
          Item 2.  Changes in Securities and Use of Proceeds   17
          Item 3.  Defaults Upon Senior Securities             17
          Item 4.  Submission of Matters to a Vote of
                     SecurityHolders                           17
          Item 5.  Other Information                           18
          Item 6.  Exhibits and Reports on Form 8-K            18


SIGNATURES                                                     20

Certifications of Chief Executive Officer
  and Chief Financial Officer                                  21

                                  COMTEX NEWS NETWORK, INC.
                                 CONSOLIDATED BALANCE SHEETS
                                                                (unaudited)
                                                                December 31,        June 30,
                                                                    2002              2002
                                                               -------------      -------------
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents                                      $     496,557      $    860,548
Accounts Receivable, Net of Allowance of approximately             1,060,518         1,071,717
  $304,000 and $300,000, at December 31, 2002 and
  June 30, 2002,respectively
Prepaid Expenses and Other Current Assets                             72,298           141,673
                                                               -------------      -------------
          TOTAL CURRENT ASSETS                                     1,629,373         2,073,938

    PROPERTY AND EQUIPMENT, NET                                    3,058,457         3,445,026

    DEPOSITS AND OTHER ASSETS                                         88,026            80,747
                                                               -------------      -------------
TOTAL ASSETS                                                   $   4,775,856      $  5,599,711
                                                              ===============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses                          $   1,568,289      $  2,433,982
Deferred Revenue                                                      42,483           102,987
Capital Lease Obligations, Current                                    52,743            14,492
                                                               -------------      -------------
          TOTAL CURRENT LIABILITIES                                1,663,515         2,551,461

    LONG-TERM LIABILITIES:
Capital Lease Obligations, Long-Term                                  52,801            33,307
Long-Term Note Payable - Affiliate                                   879,954           914,954
Deferred Rent                                                         55,836              -
                                                               -------------      -------------
          TOTAL LONG-TERM LIABILITIES                                988,591           948,261
                                                               -------------      -------------
TOTAL LIABILITIES                                                  2,652,106         3,499,722

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY

Common Stock, $0.01 Par Value - 25,000,000 Shares
  Authorized; Shares issued and outstanding: 13,226,965
  and 13,140,893, respectively                                       132,270           131,409
Additional Capital                                                12,208,113        12,192,973
Accumulated Deficit                                              (10,216,633)      (10,221,151)
Foreign Currency Translation Adjustment                             -                   (3,242)
                                                               -------------      -------------
          Total Stockholders'  Equity                              2,123,750         2,099,989
                                                               -------------      -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $   4,775,856      $  5,599,711
                                                              ===============     =============

   The accompanying "Notes to Consolidated Financial Statements" are an integral part of these consolidated financial statements

                                  COMTEX NEWS NETWORK, INC.
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (UNAUDITED)

                                         Three months ended                 Six months ended
                                            December 31,                      December 31,
                                     ---------------------------      ------------------------------
                                         2002           2001              2002            2001
                                     ------------     -----------     ------------     -------------

Revenues                              $ 2,430,124     $ 3,197,808     $  4,861,622     $   6,661,859

Cost of Revenues                          871,241         998,790        1,742,797         2,076,989
                                     ------------     -----------     ------------     -------------
Gross Profit                            1,558,883       2,199,018        3,118,825         4,584,870

Operating Expenses
Technical Operations & Support            394,457         555,356          891,205         1,168,413
Product Development                        69,083          84,348          128,736           202,804
Sales and Marketing                       258,100         301,576          539,359           690,974
General and Administrative                214,165         936,558          874,692         1,898,437
Stock-based Compensation                    2,100          -                 2,100             6,678
Depreciation and Amortization             303,683         296,976          607,668           503,452
                                     ------------     -----------     ------------     -------------
Total Operating Expenses                1,241,588       2,174,814        3,043,760         4,470,758

Operating Income                          317,295          24,204           75,065           114,112

Other (Expense)/Income
Interest Expense                          (26,268)        (23,424)         (51,698)          (47,123)
Other (Expense)/Income                    (18,970)          2,187          (18,358)            5,800
                                     ------------    ------------     ------------     -------------
    Other (Expense)/Income, net           (45,238)        (21,237)         (70,056)          (41,323)
                                     ------------    ------------     ------------     -------------
Income Before Income Taxes                272,057           2,967            5,009            72,789

Income Taxes                                   66           -                  491               425
                                     ------------    ------------     ------------     -------------
Net Income                            $   271,991     $     2,967      $     4,518       $    72,364
                                     ============    ============     ============     =============


Basic Earnings Per Common Share      $       0.02    $       0.00     $       0.00      $       0.01
                                     ============    ============     ============     =============
Weigted Average Number
 Of Common Shares                      13,141,849      10,445,112       13,141,371        10,321,979
                                     ============    ============     ============     =============
Diluted Earnings Per Common Share    $       0.02    $       0.00     $       0.00     $        0.01
                                     ============    ============     ============     =============
Weighted Average Number of Shares
 Assuming Dilution                     13,296,079      12,924,521       13,362,551        12,988,321
                                     ============    ============     ============     =============

 The accompanying "Notes to Consolidated Financial Statements" are an integral part of these consolidated financial statements

                                 COMTEX NEWS NETWORK, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)

                                                                    Six Months Ended
                                                                      December 31,
                                                            ---------------------------------
                                                                 2002              2001
                                                            --------------      -------------
Cash Flows from Operating Activities:
Net Income                                                   $      4,518        $     72,364
Adjustments to reconcile net income to net cash
(used in)/provided by operating activities:
Depreciation and Amortization Expense                             607,668             548,452
Bad Debt Expense                                                   41,000             299,574
Stock Based Compensation                                            2,100               6,678
Loss on disposal of assets                                         14,993             -
Foreign currency translation                                        6,479             -
Changes in Assets and Liabilities:
 Accounts Receivable                                              (29,801)            375,769
 Prepaid Expenses and Other Current Assets                         68,812              59,134
 Deposits and Other Assets                                         (7,279)             20,507
 Accounts Payable and Accrued Expenses                           (811,667)           (481,454)
 Deferred Revenue                                                 (60,504)           (184,084)
                                                            --------------      -------------
Net Cash (used in)/provided by Operating Activities              (163,681)            716,940

Cash Flows from Investing Activities:
Purchases of Property and Equipment                              (159,750)           (365,453)
                                                            --------------      -------------
Net Cash used in Investing Activities                            (159,750)           (365,453)

Cash Flows from Financing Activities:
Repayments on Note Payable - Affiliate                            (35,000)            (12,000)
Repayments of Capital Lease Obligations                           (18,241)             -
Issuance of Stock under Employee Stock Purchase Plan               13,901              17,964
Proceeds from Exercise of Stock Options                             -                  64,264
                                                            --------------      -------------
Net Cash (used in)/provided by Financing Activities               (39,340)             70,228

Effect of Exchange Rate Changes on Cash                            (1,220)             -
                                                            --------------      -------------
Net (Decrease)/Increase in Cash and Cash Equivalents             (363,991)            421,715

Cash and Cash Equivalents at Beginning of Period                  860,548             367,493
                                                            --------------      -------------
Cash and Cash Equivalents at End of Period                   $    496,557        $    789,208
                                                            ==============      =============

  The accompanying "Notes to Consolidated Financial Statements" are an integral part of these consolidated financial statements

                    COMTEX NEWS NETWORK, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                        December 31, 2002


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

Effective December 31, 2002, the Company reincorporated as a
Delaware Corporation. Its Certificate of Incorporation authorizes a total number of shares of all classes of stock of 30,000,000, consisting of 5,000,000 shares of preferred stock and 25,000,000 shares of common stock.

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statements. Other intangible assets continue to be amortized over their useful lives. The Company applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. Application of the non-amortization provisions of the Statement did not result in a material change in net income.

In June 2002, the FASB issued Statement No. 146 (SFAS 146), Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs in a Restructuring). SFAS 146 specifies that a liability for a cost associated with an exit or disposal activity is incurred when the definition of a liability in Concepts Statement 6, Elements of Financial Statements, is met. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company implemented SFAS 146 in October 2002 related to the termination of nFactory operations, as discussed below.

On December 31, 2002, the FASB issued Statement No. 148 (SFAS
148), Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS 148 amends FASB Statement No. 123 (SFAS 123), Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148's amendment of the transition and annual disclosure requirements of SFAS 123 are effective for fiscal years ending after December 15, 2002 and are not expected to have a material impact on the Company's annual financial statements. SFAS 148's amendment of the disclosure requirements of Opinion 28 is effective for financial reports for interim periods beginning after December 15, 2002. The Company plans to implement the interim disclosure requirements in the quarter ending March 31, 2003.

For the six months ended December 31, 2002, nFactory COMTEX, S.L., the Company's wholly owned subsidiary in Madrid, Spain, incurred expenses of approximately $142,000 with minimal revenue generated. Due to the negative cash flow from these operations and the lack of sales projected from the European market, the Company terminated the operations of nFactory COMTEX as of December 31, 2002. The Company has transitioned the customer accounts to U.S. account representatives. Management expects this shutdown to have a positive impact on earnings in the future. The subsidiary will remain incorporated for future operations should market opportunities warrant. The termination benefits associated with the shutdown of nFactory COMTEX were approximately $44,000 including the termination of all three employees in the Madrid office. The costs other than termination benefits consisted of approximately $13,000 in other expense related to the disposal of assets and approximately $7,000 in foreign currency translation adjustment. These amounts are included in technical operations and support, sales and marketing, and other expense in the three months ended December 31, 2002. Approximately $37,000 is accrued as of December 31, 2002.

The Company has designated the Euro as the functional currency of its wholly owned subsidiary in Spain. Accordingly, assets and liabilities are translated from the Euro into U.S. dollars at the end of period exchange rate, and revenues and expenses are translated at average monthly exchange rates. Foreign currency translation gains and losses were accumulated in stockholders' equity and reflected as a component of other comprehensive income or loss until the foreign operations were terminated. The accumulated translation adjustment attributable to the foreign entity was removed from stockholders' equity and reported as a loss on the termination of nFactory operations at December 31, 2002. Total comprehensive income for the three and six months ended December 31, 2002 was approximately $272,000 and $5,000, respectively. The financial statements included with this quarterly report present the consolidated financial results of COMTEX and its subsidiary through December 31, 2002.

Certain amounts for the three and six months ended December 31, 2001, and as of June 30, 2002, have been reclassified to conform to the presentation as of and for the three and six months ended
December 31, 2002.

2.   Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                             Three Months Ended            Six Months Ended
                                                December 31,                 December 31,
                                            2002           2001          2002           2001
                                         -----------   -------------  -----------    -----------
 Numerator:
 Net  Income                             $   271,991     $     2,967   $   4,518      $   72,364
                                         ===========   =============  ===========    ===========
 Denominator:
Denominator for basic earnings
  per share - weighted average shares     13,141,849      10,445,112   13,141,371     10,321,979

 Effect of dilutive securities:
 Stock Options                               154,230       2,479,409      221,180      2,666,342
                                         -----------   -------------  -----------    -----------
 Denominator for diluted earnings
  per share                               13,296,079      12,924,521   13,362,551     12,988,321
                                         ===========   =============  ===========    ===========

 Basic Earnings Per Share                $      0.02    $       0.00    $    0.00     $     0.01

 Diluted Earnings Per Share              $      0.02    $       0.00    $    0.00     $     0.01

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

On April 9, 2002, COMTEX filed a Notice of Appeal to reverse the lower court decision. The case was fully briefed before the United States Court of Appeals for the Fourth Circuit and a ruling was expected sometime in early 2003.

On August 13, 2002 the Court issued an order awarding attorneys' fees of approximately $393,000 to Infospace, with costs to be determined. Infospace also petitioned the Court to require the Company to reimburse Infospace for approximately $201,000 in costs. The Company recorded an accrual at June 30, 2002, to provide for the estimated exposure upon resolution of this matter.

On December 10, 2002, COMTEX and Infospace entered into an agreement settling pending litigation between them with COMTEX paying to Infospace an amount of $200,000. Pursuant to this agreement, the parties entered into mutual releases and each party denied liability to the other party.

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

  O   the growth of the Internet news market;
  O   the effects of competition;
  O   our ability to maintain our name recognition;
  O   the financial stability of our customers;
  O   our ability to manage growth of our operations;
  O   our  ability  to  maintain  a secure  and  reliable  news-
       delivery network;
  O   our  ability  to maintain relationships with  key  content providers;
  O   our ability to attract and retain key personnel;
  O   the volatility of our Common Stock price;
  O   acquisitions involving us, which may disrupt the  business and be dilutive to our existing stockholders;
  O   our  ability  to  successfully  market  our  services   to
       current and new customers;
  O   our ability to reduce operating expenses; and
  O   our  ability  to manage and grow our business  in  markets impacted by terrorist activities.

Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise the information contained in this Form 10-Q, whether as a result of new information, future events or circumstances or otherwise.


RESULTS OF OPERATIONS

Comparison of the three months ended December 31, 2002, to the three months ended December 31, 2001

During the three months ended December 31, 2002, we earned operating income of approximately $317,000, compared to operating income of approximately $24,000 during the three months ended December 31, 2001. We reported net income of approximately $272,000 during the three months ended December 31, 2002, compared to net income of approximately $3,000 for the three months ended December 31, 2001. As discussed below, the increase in operating income and net income is due primarily to the recovery of approximately $394,000 in accrued costs at June 30, 2002 in settlement of the Infospace lawsuit, as well as a decrease in total operating expenses. The increase in operating income and net income was partially offset by a decrease in gross revenues and in gross profit margins.

Revenues consist primarily of royalty revenues and fees from the licensing of content products to information distributors. During the three months ended December 31, 2002, total revenues were approximately $2,430,000, or approximately $768,000 (24%) less than the total revenues for the three months ended December 31, 2001. The decline in revenues is the direct result of business shutdowns and consolidation among clients, primarily in the Internet and personal investor markets.

Our cost of revenues consists primarily of content license fees and royalties to information providers, as well as data communication costs for the delivery of our products to customers. The cost of revenues for the three months ended December 31, 2002 was approximately $871,000 or approximately $128,000 (13%) less than the cost of revenues for the three months ended December 31, 2001. The decrease in cost is primarily due to the decrease in content royalties based on decreased revenues for the period. The decrease in content royalties is limited by fees required to be paid to certain information providers and, therefore, does not directly track the decrease in revenues.

The gross profit for the three months ended December 31, 2002 was approximately $1,559,000 or approximately $640,000 (29%) less than the gross profit for the same period in the prior year. The gross profit as a percentage of revenue declined for the three months ended December 31, 2002 to approximately 64% from approximately 69% for the three months ended December 31, 2001. The decline is based on the decrease in revenues without a corresponding decrease in content royalties as discussed above.

Total operating expenses for the three months ended December 31, 2002 were approximately $1,242,000, representing an approximately $933,000 (43%) decrease in operating expenses from the three months ended December 31, 2001. This decrease in expenses resulted from decreases in technical operations and support, product development, sales and marketing and general and administrative expenses, partially offset by increases in stock-based compensation and depreciation and amortization expenses.

Technical operations and support expenses during the three months ended December 31, 2002 decreased approximately $161,000 (29%) from these expenses in the three months ended December 31, 2001. The decrease in expense resulted primarily from a decrease in personnel, as well as decreased computer support costs and consulting expenses.

Product development expenses decreased by approximately
$15,000 (18%) for the three months ended December 31, 2002 compared to the three months ended December 31, 2001. This decrease is the result of fewer personnel in this department. Product development activities include quality assurance, enhancements to our products and the development of proprietary news products.

Sales and marketing expenses decreased by approximately
$43,000 (14%) for the three months ended December 31, 2002 compared to the three months ended December 31, 2001. This decrease is the result of a decrease of personnel, decreased commission expense as a direct correlation to the decrease in revenues and decreased promotional expenses compared to the same quarter in the previous year.

General and administrative expenses for the three months ended December 31, 2002 were approximately $722,000 (77%) less than these expenses during the three months ended December 31, 2001. This decrease in expenses resulted primarily from the recovery of approximately $394,000 in accrued settlement costs at June 30, 2002 for the Infospace lawsuit, as well as reduced legal and accounting costs related to the case. In addition, the decrease is the result of reductions in consulting costs related to business development opportunities spent in the prior year's quarter and a reduction in bad debt expense due to more successful collection efforts and reduced revenues.

Stock-based compensation expense for the three months ended December 31, 2002 was approximately $2,000 representing options granted to a consultant for services rendered during the period. There was no expense for the same period in the prior year.

Depreciation and amortization expense for the three months ended December 31, 2002 was approximately $7,000 (2%) higher than the expense during the same period in the prior year. The increase was due to additional capital expenditures related to increasing the capacity and redundancy of the production systems over the past twelve months.

Other expense, net of other income, for the three months ended December 31, 2002 increased approximately $24,000, or 113%, compared to the three months ended December 31, 2001. The increase was primarily due to the writeoff of nFactory fixed assets and the foreign currency translation adjustment, as well as interest expense on capital leases and reduced interest earned on decreased cash balances.


Comparison of the six months ended December 31, 2002 to the six months ended December 31, 2001

During the six months ended December 31, 2002, we earned operating income of approximately $75,000, compared to operating income of approximately $114,000 during the six months ended December 31, 2001. We reported net income of approximately $5,000 during the six months ended December 31, 2002, compared to net income of approximately $72,000 for the six months ended December 31, 2001. As discussed below, the decrease in operating income and net income is due to a decrease in gross revenues and in gross profit margins, partially offset by a decrease in total operating expenses. The decrease in operating income and net income was also partially offset by the recovery of approximately $394,000 in accrued costs at June 30, 2002 in settlement of the Infospace lawsuit.

Revenues consist primarily of royalty revenues and fees from the licensing of content products to information distributors. During the six months ended December 31, 2002, total revenues were approximately $4,862,000 or approximately $1,800,000 (27%) less than the total revenues for the six months ended December 31, 2001. The decline in revenues is the direct result of business shutdowns and consolidation among clients, primarily in the Internet and personal investor markets.

Our cost of revenues consists primarily of content license fees and royalties to information providers, as well as data communication costs for the delivery of our products to customers. The cost of revenues for the six months ended December 31, 2002 was approximately $1,743,000 or approximately $334,000 (16%) less than the cost of revenues for the six months ended December 31, 2001. The decrease in cost is primarily due to the decrease in content royalties based on decreased revenues for the period. The decrease in content royalties is limited by fees required to be paid to certain information providers and, therefore, does not directly track the decrease in revenues.

The gross profit for the six months ended December 31, 2002
was approximately $3,119,000 or approximately $1,466,000 (32%) less than the gross profit for the same period in the prior year. The gross profit as a percentage of revenue declined for the six months ended December 31, 2002 to approximately 64% from approximately 69% for the six months ended December 31, 2001. The decline is based on the decrease in revenues without a corresponding decrease in content royalties as discussed above.

Total operating expenses for the six months ended December
31, 2002 were approximately $3,044,000, representing an approximately $1,427,000 (32%) decrease in operating expenses from the six months ended December 31, 2001. This decrease in expenses resulted from decreases in technical operations and support, product development, sales and marketing, general and administrative expenses and stock-based compensation, partially offset by an increase in depreciation and amortization expense.

Technical operations and support expenses during the six months ended December 31, 2002 decreased approximately $277,000
(24%) from these expenses in the six months ended December 31, 2001. This decrease resulted from a decrease in personnel, computer leases and consulting expenses.

Product development expenses decreased by approximately
$74,000 (37%) for the six months ended December 31, 2002 compared to the six months ended December 31, 2000. This decrease is the result of fewer personnel in this department. Product development activities include quality assurance, enhancements to our products and the development of proprietary news products.

Sales and marketing expenses decreased by approximately
$152,000 (22%) for the six months ended December 31, 2002 compared to the six months ended December 31, 2001. This decrease is the result of a decrease of personnel, decreased commission expense as a direct correlation to the decrease in revenues and decreased promotional expenses compared to the same period in the previous year.

General and administrative expenses for the six months ended December 31, 2002 were approximately $1,024,000 (54%) less than these expenses during the six months ended December 31, 2001. This decrease in expenses resulted primarily from the recovery of approximately $394,000 in accrued costs at June 30, 2002 in settlement of the Infospace lawsuit, as well as reduced legal and accounting costs related to the case. In addition, the decrease is the result of reductions in consulting costs related to business development opportunities and a reduction in bad debt expense due to more successful collection efforts and reduced revenues.

Stock-based compensation of approximately $2,000 for the six months ended December 31, 2002 represents options granted to a consultant for services rendered during the period. In connection with the transfer of stock options from the Chairman of the Board of Directors to certain employees, we recorded stock-based compensation of approximately $7,000 during the six months ended December 31, 2001.

Depreciation and amortization expense for the six months ended December 31, 2002 was approximately $104,000 (21%) higher than the expense during the same period in the prior year. The increase was due to additional capital expenditures related to increasing the capacity and redundancy of the production systems over the past twelve months.

Other expense, net of other income, for the six months ended December 31, 2002 increased approximately $29,000 compared to the six months ended December 31, 2001 primarily due to the disposal of nFactory COMTEX assets and the foreign currency translation adjustment, as well as interest expense on capital leases and reduced interest earned on decreased cash balances.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

For the six months ended December 31, 2002, our operations produced operating income of approximately $75,000 and net income of approximately $5,000. At December 31, 2002, we had a working capital deficit of approximately $34,000, as compared with a working capital deficit of approximately $478,000 at June 30, 2002. The increase in working capital was due primarily to the recovery of approximately $394,000 in accrued expenses at June 30, 2002 related to settlement of the Infospace lawsuit. We had net stockholders' equity of approximately $2,124,000 at December 31, 2002, as compared to net stockholders' equity at June 30, 2002 of approximately $2,100,000. The increase in stockholders' equity was primarily due to the issuance of stock under the Employee Stock Purchase Plan and the retention of net income earned during the six months ended December 31, 2002.

For the six months ended December 31, 2002, operating activities utilized approximately $164,000 in cash. We had cash of approximately $497,000 at December 31, 2002, compared to approximately $861,000 at June 30, 2002.

We made capital expenditures of approximately $160,000 in the six months ended December 31, 2002, primarily for software licensing and the development of software for internal use. These investments improve our product capabilities and reliability, and our ability to meet future content and client processing requirements.

In September 2002, we obtained a two-year financing agreement for $76,000 to purchase software and related maintenance with HP
Financial Services that expires August 2004. Financing activities during the six months ended December 31, 2002 utilized approximately $39,000 in cash.

For the six months ended December 31, 2002, nFactory COMTEX, S.L., the Company's wholly owned subsidiary in Madrid, Spain, incurred expenses of approximately $142,000 with minimal revenue generated. Due to the negative cash flow from these operations and the lack of sales projected from the European market, the Company terminated the operations of nFactory COMTEX as of December 31, 2002. The Company has transitioned the customer accounts to U.S. account representatives. Management expects this shutdown to have a positive impact on earnings in the future. The subsidiary will remain incorporated for future operations should market opportunities warrant. The financial statements included with this quarterly report present the consolidated financial results of COMTEX and its subsidiary.


The Company's future contractual obligations and commitments as of December 31, 2002 are as follows:

                                                 Amounts Due by Period:
                                                                              2008 and
                     2003       2004        2005        2006        2007     thereafter
                  ---------------------------------------------------------------------
Operating Leases    $287,412   $490,145     $484,019    $498,540   $513,496     $617,493
Capital Leases        32,334     64,668       24,818        -          -            -
Note Payable            -          -            -           -          -         879,954
                   ---------------------------------------------------------------------
      Total         $319,746   $554,813     $508,837    $498,540   $513,496   $1,497,447


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

EBITDA, as defined below, was approximately $623,000 for the three months ended December 31, 2002 compared to approximately $321,000 for the three months ended December 31, 2001. EBITDA increased approximately 10% to $685,000 for the six months ended December 31, 2002 compared to $624,000 for the six months ended December 31, 2001. The increase for the three and six month periods is primarily the result of the recovery of accrued costs related to the Infospace lawsuit settlement as well as decreased operating expenses, excluding stock-based compensation, depreciation and amortization. The increase was partially offset by a decline in revenues and a decrease in gross profit margin.

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


Item 3.

      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We are exposed to various market risks, including changes in foreign currency exchange rates. However, our exposure to currency exchange rate fluctuations has been modest due to the fact that the operations of our Spanish subsidiary are almost exclusively conducted in local currency. Operating results are translated into U.S. dollars and consolidated for reporting purposes. The impact of currency exchange rate movements as of December 31, 2002 was not material. With the shutdown of the Spanish subsidiary, the risk of exchange rate fluctuations will cease to exist. We do not engage in hedging activities.


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

     On April 9, 2002, we filed a Notice of Appeal to reverse the lower court decision. The case was fully briefed before the United States Court of Appeals for the Fourth Circuit and a ruling was expected sometime in early 2003.

     On August 13, 2002 the Court issued an order awarding attorneys' fees of approximately $393,000 to Infospace, with costs to be determined. Infospace also petitioned the Court to require the Company to reimburse Infospace for approximately $201,000 in costs. The Company recorded an accrual at June 30, 2002, to provide for the estimated exposure upon resolution of this matter.

     On December 10, 2002, COMTEX and Infospace entered into an agreement settling pending litigation between them with COMTEX paying to Infospace an amount of $200,000. Pursuant to this agreement, the parties entered into mutual releases and each party denied liability to the other party.

     We are also involved in routine legal proceedings occurring in the ordinary course of business, which in the aggregate are believed by management to be immaterial to our financial condition.



Item 2.  Changes in Securities and Use of Proceeds

     The Company's stockholders approved an increase in the total number of shares of authorized stock to 30,000,000, consisting of 5,000,000 shares of preferred stock and 25,000,000 shares of common stock.



Item 3.  Defaults Upon Senior Securities

     None.



Item 4.  Submission of Matters to a Vote of Security Holders

     A    The Company's Annual Meeting of Stockholders was held
         December 5, 2002

     B     At the Annual Meeting, the Company's stockholders:

          1.   Reelected the Company's six directors;
          2. Approved an amendment to the COMTEX News Network, Inc. 1997 Employee Stock Purchase Plan to increase the number of shares reserved for issuance thereunder;
          3. Approved the proposed change in the state of incorporation of the Company from New York to Delaware;
          4. Approved an increase in the number of shares of authorized Common Stock to 25,000,000 and an addition of 5,000,000 authorized shares of Preferred Stock; and
          5. Ratified the appointment of Ernst & Young LLP as the Company's independent accountants.


The following votes were cast at the Annual Meeting with respect to each of the matters above:

 Election of Directors:

                                                      Abstentions and
    Director             Votes For       Votes       Broker Non-Votes
                                       Withheld
    C.W. Gilluly,Ed.D.  11,770,568      266,015             -
    Charles W. Terry    11,766,843      269,740             -
    Erik Hendricks      11,788,982      247,601             -
    Robert A. Nigro     11,788,569      248,014             -
    John S. Brunette    11,801,642      234,941             -
    Stephen W. Ellis    11,800,982      235,601             -


Amendment to 1997 Employee Stock Purchase Plan:

                                  Abstentions and
    Votes For    Votes Against    Broker Non-Votes
    11,731,325       288,058           17,200


Reincorporation in Delaware:

                                 Abstentions and
    Votes For    Votes Against   Broker Non-Votes
     9,185,286       241,854         2,609,443


Increase in Authorized Shares:

                                 Abstentions and
    Votes For    Votes Against   Broker Non-Votes
     9,119,121       310,419         2,607,043

Ratification of Appointment of Accountants:

                                 Abstentions and
    Votes For    Votes Against   Broker Non-Votes
    11,879,092       150,631           6,860


Item 5.  Other Information

     William J. Howard and Robert J. Lynch, Jr. were named to the
     Board of Directors on January 10, 2003. John S. Brunette and Robert A. Nigro resigned from the Board of Directors on January 9, 2003 and January 21, 2003, respectively.


Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          10.22  Comtex News Network, Inc. 1997 Employee Stock
                  Purchase Plan, as Amended and Restated,
                  effective as of December 5, 2002.

          10.23  Comtex News Network, Inc. 1995 Stock Option
                  Plan, as Amended and Restated, effective as of January 1, 2003.

          10.24 Third Amendment to Employment Agreement with Charles W. Terry dated December 31, 2002.

     (b)  Reports on Form 8-K

          On December 19, 2002 we filed a current report on Form 8-K reporting that Comtex and InfoSpace, Inc. ("Infospace") entered into an agreement settling pending litigation between them with Comtex paying to
          Infospace the amount of $200,000.   Pursuant to this
          agreement, the parties entered into mutual releases and each party denied liability to the other party.

          On December 20, 2002 we filed a current report on Form 8-K reporting that Comtex issued a press release announcing that Stephen W. Ellis has been appointed to the position of Chairman of the Board of Directors, effective immediately.

          On January 7, 2003 we filed a current report on Form 8-
          K reporting that Comtex completed its reincorporation to a Delaware corporation as approved by shareholders on December 5, 2002.

          On January 14, 2003 we filed a current report on Form 8-K reporting that Comtex issued a press release concerning the composition of it Board of Directors.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              COMTEX NEWS NETWORK, INC.
                                   (Registrant)


     Dated:  February 14, 2003     By:  /S/   CHARLES W. TERRY
                                   Charles W. Terry
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)

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

     a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b)evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 14, 2003                 /S/ CHARLES W. TERRY
                                        Charles W. Terry
                                        President and Chief Executive
                                        Officer

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

     a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b)evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 14, 2003                /S/ ROBIN Y. DEAL
                                        Robin Y. Deal
                                        Vice President, Finance &
                                        Accounting

            CERTIFICATION OF CHIEF EXECUTIVE OFFICER

    PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Charles W. Terry, the President and Chief Executive Officer of Comtex News Network, Inc. (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q for the period ending December 31, 2002 (the "Report"). The undersigned hereby certifies that:
(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
The purpose of this statement is solely to comply with Title 18, Chapter 63, Section 1350 of The United States Code, as amended by
Section 906 of the Sarbanes-Oxley Act of 2002.


Date: February 14, 2003                 /S/ CHARLES W. TERRY
                                        Charles W. Terry
                                        President and Chief Executive
                                        Officer


            CERTIFICATION OF CHIEF FINANCIAL OFFICER

    PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Robin Y. Deal, the Vice President, Finance and Accounting of Comtex News Network, Inc. (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q for the period ending December 31, 2002 (the "Report"). The undersigned hereby certifies that:
(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
The purpose of this statement is solely to comply with Title 18, Chapter 63, Section 1350 of The United States Code, as amended by
Section 906 of the Sarbanes-Oxley Act of 2002.


Date: February 14, 2003                 /S/ ROBIN Y. DEAL
                                        Robin Y. Deal
                                        Vice President, Finance &
                                        Accounting