Form 10-Q
period 2003-03-31
COMTEX NEWS NETWORK INC
filed 2003-05-15
CIK 352988

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q
(Mark One)

   X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003 or

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to ___________

                 Commission file number 0-10541

                    COMTEX NEWS NETWORK, INC.

     (Exact name of registrant as specified in its charter)

     Delaware                                     13-3055012
     (State or other jurisdiction of              (I.R.S.Employer
     incorporation or organization)               Identification No.)

                       4900 Seminary Road
                            Suite 800
                   Alexandria, Virginia  22311
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes___ No _X_

As of May 13, 2003, 13,226,965 shares of the Common Stock of the registrant, par value $0.01 per share, were outstanding.

                    COMTEX NEWS NETWORK, INC.
                        TABLE OF CONTENTS



Part I    Financial Information:                       Page No.

    Item 1.  Financial Statements

               Consolidated Balance Sheets                      3
                as of March 31, 2003 (unaudited)
                and June 30, 2002

               Consolidated Statements of Operations            4
                for the Three and Nine Months Ended
                March 31, 2003 and 2002 (unaudited)

               Consolidated Statements of Cash Flows            5
                for the Nine Months Ended
                March 31, 2003 and 2002 (unaudited)

               Notes to Financial Statements                    6


    Item 2.  Management's Discussion and Analysis               9
                 of Financial Condition and Results
                 of Operations


     Item 3.  Quantitative and Qualitative Disclosure
                 about Market Risk                             15

     Item 4.  Controls and Procedures                          15

Part II   Other Information:

          Item 1.  Legal Proceedings                           16
          Item 2.  Changes in Securities and Use of Proceeds   16
          Item 3.  Defaults Upon Senior Securities             16
          Item 4.  Submission of Matters to a
                     Vote of Security Holders                  16
          Item 5.  Other Information                           16
          Item 6.    Exhibits and Reports on Form 8-K          16


SIGNATURES                                                     18

Certifications of Chief Executive Officer
and Chief Financial Officer                                    19

                             COMTEX NEWS NETWORK, INC.
                            CONSOLIDATED BALANCE SHEETS


                                                       (Unaudited)
                                                        March 31,         June 30,
                                                           2003             2002
                                                      -------------     -------------
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents                             $     568,039    $      860,548
Accounts Receivable, Net of Allowance                       956,969         1,071,717
   of approximately $303,000 and $300,000,
   at March 31, 2003 and June 30, 2002,
   respectively
Prepaid Expenses and Other Current Assets                    88,387           141,673
                                                      -------------     -------------
          TOTAL CURRENT ASSETS                            1,613,395         2,073,938

    PROPERTY AND EQUIPMENT, NET                           2,818,113         3,445,026

    DEPOSITS AND OTHER ASSETS                                88,025            80,747
                                                      -------------     -------------
TOTAL ASSETS                                          $   4,519,533     $   5,599,711
                                                      =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses                 $   1,432,678     $   2,433,982
Deferred Revenue                                            105,537           102,987
Capital Lease Obligations, Current                           52,743            14,492
                                                      -------------     -------------
          TOTAL CURRENT LIABILITIES                       1,590,958         2,551,461

    LONG-TERM LIABILITIES:
Capital Lease Obligations, Long-Term                         40,309            33,307
Long-Term Note Payable - Affiliate                          865,954           914,954
Deferred Rent                                                66,595          -
                                                      -------------     -------------
          TOTAL LONG-TERM LIABILITIES                       972,858           948,261
                                                      -------------     -------------
TOTAL LIABILITIES                                         2,563,816         3,499,722

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY

Common Stock, $0.01 Par Value - 25,000,000                  132,270           131,409
  Shares Authorized; Shares issued
  and outstanding: 13,226,965 and 13,140,893,
  respectively
Additional Capital                                       12,208,113        12,192,973
Accumulated Deficit                                     (10,384,666)      (10,221,151)
Foreign Currency Translation Adjustment                    -                   (3,242)
                                                      -------------     -------------
          Total Stockholders'  Equity                     1,955,717         2,099,989
                                                      -------------     -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $   4,519,533     $   5,599,711
                                                      =============     =============

The accompanying "Notes to Consolidated Financial Statements" are an integral part of these consolidated financial statements

                                   COMTEX NEWS NETWORK, INC.
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (UNAUDITED)

                                               Three months ended           Nine months ended
                                                   March 31,                   March 31,
                                           ---------------------------    ----------------------------
                                               2003           2002         2003            2002
                                           -----------      ----------    ------------     ------------
Revenues                                   $ 2,287,394     $ 2,901,678     $ 7,149,016     $ 9,563,537

Cost of Revenues                               861,959       1,001,164       2,604,756       3,078,153

                                           -----------      ----------    ------------     ------------
Gross Profit                                 1,425,435       1,900,514       4,544,260       6,485,384

Operating Expenses
Technical Operations & Support                 404,173         530,507       1,295,378       1,698,920
Product Development                             71,394          82,710         200,130         285,514
Sales and Marketing                            216,757         351,370         756,116       1,042,344
General and Administrative                     570,175       1,101,204       1,444,867       2,999,641
Stock-based Compensation                        -               -                2,100           6,678
Depreciation and Amortization                  303,624         297,583         911,292         801,035
                                           -----------      ----------    ------------     ------------
Total Operating Expenses                     1,566,123       2,363,374       4,609,883       6,834,132

Operating (Loss)                              (140,688)       (462,860)        (65,623)       (348,748)

Other (Expense)/Income
Interest Expense                               (25,441)        (23,298)        (77,139)        (70,421)
Other (Expense)/Income                          (1,903)          2,488         (20,262)          8,288
                                           -----------      ----------    ------------     ------------
  Other (Expense)/Income, net                  (27,344)        (20,810)        (97,401)        (62,133)

(Loss) Before Income Taxes                    (168,032)       (483,670)       (163,024)       (410,881)

Income Taxes                                      -              -                 491             425
                                           -----------      ----------    ------------     ------------
Net (Loss)                                 $  (168,032)     $ (483,670)     $ (163,515)     $ (411,306)
                                           ===========      ==========    ============     ============


Basic (Loss) Per Common Share              $     (0.01)     $    (0.04)     $    (0.01)     $    (0.04)
                                           ===========      ==========    ============     ============
Weighted Average Number of Common Shares    13,226,965      11,659,409      13,169,902      10,767,801
                                           ===========      ==========    ============     ============
Diluted (Loss) Per Common Share            $     (0.01)     $    (0.04)     $    (0.01)     $    (0.04)
                                           ===========      ==========    ============     ============
Weighted Average Number of Shares           13,226,965     11,659,409       13,169,902      10,767,801
  Assuming Dilution                        ===========      ==========    ============     ============

The accompanying "Notes to Consolidated Financial Statements" are an integral part of these consolidated financial statements

                                 COMTEX NEWS NETWORK, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)

                                                                   Nine Months Ended
                                                                       March 31,
                                                           ------------------------------------
                                                                2003               2002
                                                           ---------------       --------------
Cash Flows from Operating Activities:
Net (Loss)                                                  $     (163,515)       $    (411,306)
Adjustments to reconcile net loss to net cash
(used in)/provided by operating activities:
Depreciation and Amortization Expense                              911,292              801,035
Bad Debt Expense                                                    56,000              373,199
Stock Based Compensation                                             2,100                6,678
Loss on disposal of assets                                          14,993            -
Foreign currency translation adjustment                              7,350            -
Changes in Assets and Liabilities:
 Accounts Receivable                                                58,748              439,446
 Prepaid Expenses and Other Current Assets                          49,218              135,408
 Deposits and Other Assets                                          (7,278)               8,453
 Accounts Payable and Accrued Expenses                            (935,105)            (382,961)
 Deferred Revenue                                                    2,550             (146,885)
                                                           ---------------       ---------------
Net Cash (used in)/provided by Operating Activities                 (3,647)             823,067

Cash Flows from Investing Activities:
Purchases of Property and Equipment                               (223,030)            (443,806)
                                                           ---------------       ---------------
Net Cash (used in) Investing Activities                           (223,030)            (443,806)

Cash Flows from Financing Activities:
Repayments on Note Payable - Affiliate                             (49,000)             (27,000)
Repayments of Capital Lease Obligations                            (30,733)             -
Issuance of Stock under Employee Stock Purchase Plan                13,901               17,965
Proceeds from Exercise of Stock Options                           -                     317,823
                                                           ---------------       ---------------
Net Cash (used in)/provided by Financing Activities                (65,832)             308,788
                                                           ---------------       ---------------
Effect of Exchange Rate Changes on Cash                           -                      (3,274)
                                                           ---------------       ---------------
Net (Decrease)/Increase in Cash and Cash Equivalents              (292,509)             684,775

Cash and Cash Equivalents at Beginning of Period                   860,548              367,493
                                                           ---------------       ---------------
Cash and Cash Equivalents at End of Period                  $      568,039       $    1,052,268
                                                           ===============       ===============

The accompanying "Notes to Consolidated Financial Statements" are an integral part of these consolidated financial statements

                    COMTEX NEWS NETWORK, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         March 31, 2003


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

In December 2002, the FASB issued Statement No. 148 (SFAS 148), Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS 148 amends FASB Statement No. 123 (SFAS 123), Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148's amendment of the transition and annual disclosure requirements of SFAS 123 are effective for fiscal years ending after December 15, 2002 and are not expected to have a material impact on the Company's annual financial statements. SFAS 148's amendment of the disclosure requirements of Opinion 28 is effective for financial reports for interim periods beginning after December 15, 2002. The Company has implemented the interim disclosure requirements in the quarter ending March 31, 2003.

For the nine months ended March 31, 2003, nFactory Comtex, S.L., the Company's wholly owned subsidiary in Madrid, Spain, incurred expenses of approximately $144,000 with minimal revenue generated. Due to the negative cash flow from these operations and the lack of sales projected from the European market, the Company terminated the operations of nFactory Comtex as of December 31, 2002. The Company has transitioned the customer accounts to U.S. account representatives. The subsidiary will remain incorporated for future operations should market opportunities warrant. The termination benefits associated with the shutdown of nFactory Comtex were approximately $44,000 including the termination of all three employees in the Madrid office. The costs other than termination benefits consisted of approximately $13,000 in other expense related to the disposal of assets and approximately $7,000 in foreign currency translation adjustment.

The Company has designated the Euro as the functional currency of its wholly owned subsidiary in Spain. Accordingly, assets and liabilities are translated from the Euro into U.S. dollars at the end of period exchange rate, and revenues and expenses are translated at average monthly exchange rates. Foreign currency translation gains and losses were accumulated in stockholders' equity and reflected as a component of other comprehensive income or loss until the foreign operations were terminated. The accumulated translation adjustment attributable to the foreign entity was removed from stockholders' equity and reported as a loss on the termination of nFactory operations at December 31, 2002. Total comprehensive loss for the three and nine months ended March 31, 2003 was approximately $168,000 and $164,000, respectively. The financial statements included with this quarterly report present the consolidated financial results of Comtex and its subsidiary through March 31, 2003.

Certain amounts for the three and nine months ended March 31, 2002, and as of June 30, 2002, have been reclassified to conform to the presentation as of and for the three and nine months ended
March 31, 2003.

2.   Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                    Three Months Ended                 Nine Months Ended
                                         March 31,                         March 31,
                                   2003             2002             2003              2002
                              -------------    -------------    -------------     --------------
 Numerator:
 Net (Loss)                   $   (168,032)     $   (483,670)    $  (163,515)       $  (411,306)
                              =============    =============    =============     ==============
 Denominator:
Denominator for basic
   earnings per share -
   weighted average shares      13,226,965        11,659,409       13,169,902        10,767,701

 Effect of dilutive
 securities:
 Stock Options                      -                -                -                 -
                              -------------    -------------    -------------     --------------
 Denominator for diluted        13,226,965        11,659,409       13,169,902        10,767,701
    earnings per share
                              =============    =============    =============     ==============

 Basic (Loss) Per Share        $    (0.01)     $      (0.04)     $      (0.01)     $     ( 0.04)

 Diluted (Loss) Per Share      $    (0.01)     $      (0.04)     $      (0.01)     $     ( 0.04)


3.   Stock-based Compensation

The Company applies the intrinsic-value-based method to account for its employee stock option plan. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

                                      Three Months Ended                Nine Months Ended
                                           March 31,                        March 31,
                                     2003            2002             2003             2002
                                 ------------    ------------    -------------    -------------
 Net  (Loss), as reported        $  (168,032)    $  (483,670)    $   (163,515)     $  (411,306)
 Deduct:  Total stock-based
 compensation expense determined
 under fair value based method
 (SFAS No. 123) for all awards,
 net of related tax effects          136,543          74,460          450,271          402,532
                                 ------------    ------------    -------------    -------------
 Pro Forma Net (Loss)            $  (304,575)    $  (558,130)    $  ( 613,786)    $   (813,838)
                                 ============    ============    =============    =============
 Basic (Loss) Per Share,
  as reported                     $    (0.01)     $    (0.04)      $    (0.01)     $    ( 0.04)
 Diluted (Loss) Per Share,
  as reported                     $    (0.01)     $    (0.04)      $    (0.01)     $    ( 0.04)
 Basic (Loss) Per Share,
  pro forma                       $    (0.02)     $    (0.05)      $    (0.05)     $    ( 0.08)
 Diluted (Loss) Per Share,
  pro forma                       $    (0.02)     $    (0.05)      $    (0.05)     $    ( 0.08)


4.   Income Taxes

The provision for income taxes is limited to the liability for alternative minimum tax, as the majority of income for Federal and state tax purposes has been offset by net operating loss and investment tax credit carryforwards.

5.   Commitments and Contingencies

The Company is involved in routine legal proceedings occurring in the ordinary course of business, which in the aggregate are believed by management to be immaterial to the Company's financial condition.

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

Forward-looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those contemplated in these forward-looking statements. In particular, the risks and uncertainties include those described in our annual report on Form 10-K for the year ended June 30, 2002 and in other periodic Securities and Exchange Commission filings. These risks and uncertainties include, among other things, the consolidation of the Internet news market; competition within our markets; the financial stability of our customers; maintaining a secure and reliable news-delivery network; maintaining relationships with key content providers; attracting and retaining key personnel; the volatility of our Common Stock price; successful marketing of our services to current and new customers; and operating expense control.

Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise the information contained in this Form 10-Q, whether as a result of new information, future events or circumstances or otherwise.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2003, to the three months ended March 31, 2002

During the three months ended March 31, 2003, we incurred an operating loss of approximately $141,000, compared to an operating loss of approximately $463,000 during the three months ended March 31, 2002. We reported a net loss of approximately $168,000 during the three months ended March 31, 2003, compared to a net loss of approximately $484,000 for the three months ended March 31, 2002. As discussed below, the decrease in operating and net loss is due primarily to costs associated with the Infospace lawsuit incurred in fiscal year 2002, as well as a decrease in total operating expenses. The decrease in operating and net loss was partially offset by a decrease in gross revenues and in gross profit margins.

Revenues consist primarily of royalty revenues and fees from the licensing of content products to information distributors. During the three months ended March 31, 2003, total revenues were approximately $2,287,000, or approximately $614,000 (21%) less than the total revenues for the three months ended March 31, 2002. The decline in revenues is the direct result of business closures and consolidation among clients, primarily in the Internet and personal investor markets.

Our cost of revenues consists primarily of content license fees and royalties to information providers, as well as data communication costs for the delivery of our products to customers. The cost of revenues for the three months ended March 31, 2003 was approximately $862,000 or approximately $139,000 (14%) less than the cost of revenues for the three months ended March 31, 2002. The decrease in cost is primarily due to the decrease in content royalties based on decreased revenues for the period. The decrease in content royalties is limited by fees required to be paid to certain information providers and, therefore, does not directly track the decrease in revenues.

The gross profit for the three months ended March 31, 2003 was approximately $1,425,000 or approximately $475,000 (25%) less than the gross profit for the same period in the prior year.
The gross profit as a percentage of revenue declined for the three months ended March 31, 2003 to approximately 62% from approximately 65% for the three months ended March 31, 2002. The decline is based on the decrease in revenues with a lesser corresponding decrease in content royalties as discussed above.

Total operating expenses for the three months ended March 31, 2003 were approximately $1,566,000, representing an approximately $797,000 (34%) decrease in operating expenses from the three months ended March 31, 2002. This decrease in expenses resulted from decreases in technical operations and support, product development, sales and marketing and general and administrative expenses, partially offset by an increase in depreciation and amortization expenses.

Technical operations and support expenses during the three months ended March 31, 2003 decreased approximately $126,000 (24%) from these expenses in the three months ended March 31, 2002. Product development expenses decreased by approximately $11,000 (14%) for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. Product development activities include quality assurance, enhancements to our products and the development of proprietary news products. Sales and marketing expenses decreased by approximately $135,000 (38%) for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. These decreases are the result of decreases in personnel, decreased computer support costs and decreased commission expense as a result of the decrease in revenues compared to the same quarter in the previous year.

General and administrative expenses for the three months ended March 31, 2003 were approximately $531,000 (48%) less than these expenses during the three months ended March 31, 2002. This decrease in expenses resulted primarily from reduced legal and accounting costs related to the Infospace lawsuit. In addition, the decrease is the result of reductions in consulting costs related to business development opportunities spent in the prior year's quarter and a reduction in bad debt expense due to more successful collection efforts and reduced revenues.

Depreciation and amortization expense for the three months ended March 31, 2003 was approximately $6,000 (2%) higher than the expense during the same period in the prior year. The increase was due to additional capital expenditures related to increasing the capacity and redundancy of the production systems over the past twelve months.

Other expense, net of other income, for the three months ended March 31, 2003 increased approximately $7,000, or 31%, compared to the three months ended March 31, 2002. The increase was primarily due to interest expense on capital leases and reduced interest earned on decreased cash balances.


Comparison of the nine months ended March 31, 2003 to the nine months ended March 31, 2002

During the nine months ended March 31, 2003, we incurred an operating loss of approximately $66,000, compared to an operating loss of approximately $349,000 during the nine months ended March 31, 2002. We reported a net loss of approximately $164,000 during the nine months ended March 31, 2003, compared to a net loss of approximately $411,000 for the nine months ended March 31, 2002. As discussed below, the decrease in operating and net loss is due primarily to the recovery of approximately $394,000 in accrued costs at June 30, 2002 in settlement of the Infospace lawsuit, as well as a decrease in total operating expenses. The decrease in operating and net loss was partially offset by a decrease in gross revenues and in gross profit margins.

Revenues consist primarily of royalty revenues and fees from the licensing of content products to information distributors. During the nine months ended March 31, 2003, total revenues were approximately $7,149,000 or approximately $2,415,000 (25%) less than the total revenues for the nine months ended March 31, 2002. The decline in revenues is the direct result of business closures and consolidation among clients, primarily in the Internet and personal investor markets.

Our cost of revenues consists primarily of content license fees and royalties to information providers, as well as data communication costs for the delivery of our products to customers. The cost of revenues for the nine months ended March 31, 2003 was approximately $2,605,000 or approximately $473,000 (15%) less than the cost of revenues for the nine months ended March 31, 2002. The decrease in cost is primarily due to the decrease in content royalties based on decreased revenues for the period. The decrease in content royalties is limited by minimum fees required to be paid to certain information providers and, therefore, does not directly track the decrease in revenues.

The gross profit for the nine months ended March 31, 2003
was approximately $4,544,000 or approximately $1,941,000 (30%) less than the gross profit for the same period in the prior year. The gross profit as a percentage of revenue declined for the nine months ended March 31, 2003 to approximately 64% from approximately 68% for the nine months ended March 31, 2002. The decline is based on the decrease in revenues with a lesser corresponding decrease in content royalties as discussed above.

Total operating expenses for the nine months ended March 31, 2003 were approximately $4,610,000, representing an approximately $2,224,000 (33%) decrease in operating expenses from the nine months ended March 31, 2002. This decrease in expenses resulted from decreases in technical operations and support, product development, sales and marketing, and general and administrative expenses, partially offset by an increase in depreciation and amortization expense.

Technical operations and support expenses during the nine months ended March 31, 2003 decreased approximately $404,000 (24%) from these expenses in the nine months ended March 31, 2002. Product development expenses decreased by approximately $85,000 (30%) for the nine months ended March 31, 2003, compared to the same period in the prior fiscal year. Sales and marketing expenses decreased by approximately $286,000 (27%) for the nine months ended March 31, 2003 compared to the nine months ended March 31, 2002. These decreases are the result of a decrease of personnel across departments, decreased computer related expenses and decreased commission expense as a result of the decrease in revenues compared to the same period in the previous year.

General and administrative expenses for the nine months ended March 31, 2003 were approximately $1,555,000 (52%) less than these expenses during the nine months ended March 31, 2002. This decrease in expenses resulted from the recovery of approximately $394,000 in accrued costs at June 30, 2002 in settlement of the Infospace lawsuit, as well as reduced legal and accounting costs related to the case. In addition, the decrease is the result of reductions in consulting costs related to business development opportunities and a reduction in bad debt expense due to more successful collection efforts and reduced revenues.

Stock-based compensation of approximately $2,000 for the nine months ended March 31, 2003 represents options granted to a consultant for services rendered during the period. In connection with the transfer of stock options from a member of the Board of Directors to certain employees, we recorded stock-based compensation of approximately $7,000 during the nine months ended March 31, 2002.

Depreciation and amortization expense for the nine months ended March 31, 2003 was approximately $110,000 (14%) higher than the expense during the same period in the prior year. The increase was due to additional capital expenditures related to increasing the capacity and redundancy of the production systems over the past twelve months.

Other expense, net of other income, for the nine months ended March 31, 2003 increased approximately $35,000 (57%) compared to the nine months ended March 31, 2002 primarily due to the disposal of nFactory Comtex assets and the foreign currency translation adjustment, as well as interest expense on capital leases and reduced interest earned on decreased cash balances.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended March 31, 2003, our operations resulted in an operating loss of approximately $66,000 and a net loss of approximately $164,000. At March 31, 2003, we had working capital of approximately $22,000, as compared with a working capital deficit of approximately $478,000 at June 30, 2002. The increase in working capital was due primarily to the recovery of approximately $394,000 in accrued expenses at June 30, 2002 related to settlement of the Infospace lawsuit. We had net stockholders' equity of approximately $1,956,000 at March 31, 2003, as compared to net stockholders' equity at June 30, 2002 of approximately $2,100,000. The decrease in stockholders' equity was primarily due to the net loss incurred during the nine months ended March 31, 2003.

For the nine months ended March 31, 2003, operating activities utilized approximately $4,000 in cash. We had cash of approximately $568,000 at March 31, 2003, compared to approximately $861,000 at June 30, 2002.

We made capital expenditures of approximately $223,000 during the nine months ended March 31, 2003, primarily for software licensing and the development of software for internal use. These investments improve our product capabilities and reliability, and our ability to meet future content and client processing requirements.

In September 2002, we obtained a two-year financing agreement for $76,000 to purchase software and related maintenance with HP
Financial Services that expires August 2004. Financing activities during the nine months ended March 31, 2003 utilized approximately $66,000 in cash.

For the nine months ended March 31, 2003, nFactory Comtex, S.L., the Company's wholly owned subsidiary in Madrid, Spain, incurred expenses of approximately $144,000 with minimal revenue generated. Due to the negative cash flow from these operations and the lack of sales projected from the European market, the Company terminated the operations of nFactory Comtex as of December 31, 2002. The Company has transitioned the customer accounts to U.S. account representatives. The subsidiary will remain incorporated for future operations should market opportunities warrant. The financial statements included with this quarterly report present the consolidated financial results of Comtex and its subsidiary.

The Company's future contractual obligations and commitments as of March 31, 2003 are as follows:

                                       Amounts Due by Period:
                                                                         2008 and
                    2003       2004        2005      2006       2007    thereafter
                  ----------------------------------------------------------------
Operating Leases   $143,706   $490,145    $484,019  $498,540   $513,496    $617,493
Capital Leases       16,167     64,668      24,818         -          -           -
Note Payable              -          -           -         -          -     879,954
                  ----------------------------------------------------------------
     Total         $159,873   $554,813    $508,837  $498,540   $513,496  $1,497,447

Currently we are dependent on our cash reserves to fund operations; however, assuming stability in the financial and corporate markets - our primary markets, we believe continuing control of operating expenses and a focus on revenue generation in both our existing customer base and potential new markets will generate positive operating cash flows to meet our obligations on a short-term basis. Our ability to meet our liquidity needs on a long-term basis depends on our ability to generate sufficient revenues and cash to cover our current obligations and to pay down our current and long-term debt obligations. Any further corporate consolidation or market deterioration affecting our customers could limit our ability to generate such revenues. No assurance may be given that we will be able to maintain the revenue base or the size of profitable operations that may be necessary to achieve our liquidity needs.

Subsequent to quarter-end, we entered into a separation agreement with the former President and CEO of the Company. The terms of the agreement require even payments over approximately ten months in an amount equal to his final monthly gross salary in exchange for short-term consulting, a one year non-compete agreement, waiver of his existing employment agreement which required seven months of continuing salary, and waiver of his right to a lump-sum bonus payment that equaled approximately three and one-half months salary.

EBITDA, as defined below, was approximately $163,000 for the three months ended March 31, 2003 compared to a loss of approximately $165,000 for the three months ended March 31, 2002. EBITDA increased approximately 85% to $848,000 for the nine months ended March 31, 2003 compared to $459,000 for the nine months ended March 31, 2002. The increase for the three month period is the result of reduced operating expenses, primarily professional fees related to the Infospace lawsuit. The increase for the nine month period is primarily the result of the recovery of accrued costs related to the Infospace lawsuit settlement as well as decreased operating expenses, excluding stock-based compensation, depreciation and amortization. The increase was partially offset by a decline in revenues and a decrease in gross profit margin. The table below shows the reconciliation from operating loss to EBITDA.

                                   Three Months            Nine Months
                                  Ended March 31,        Ended March 31,
                                   2003     2002        2003       2002
                                 ---------------------------------------
Reconciliation to EBITDA:
 Operating Income (Loss)            (141)     (463)        (66)     (349)
 Stock-based compensation             -         -            2         7
 Depreciation and Amortization       304       298         911       801
                                 ----------------------------------------
 EBITDA                          $   163    $ (165)     $  848     $ 459

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

     Item 3.

      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to various market risks, including changes in foreign currency exchange rates. However, with the shutdown of the Spanish subsidiary, the risk of exchange rate fluctuations has ceased to exist. The impact of currency exchange rate movements as of March 31, 2003 was not material. We do not engage in hedging activities.


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


Part II.  Other Information

Item 1.  Legal Proceedings

         We are involved in routine legal proceedings occurring in the ordinary course of business, which in the aggregate are believed by management to be immaterial to our financial condition.

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         On April 24, 2003, Charles W. Terry resigned from his positions as President and Chief Executive Officer of Comtex News Network, Inc. In addition, Mr. Terry resigned as a member of the Board of Directors as of April 24, 2003. A copy of the Separation Agreement and Release between the Company and Mr. Terry is included as Exhibit 10.1 to this Form 10-Q.

         On April 25, 2003, the Company announced the appointment of Raymond P. Capece as President and Chief Executive Officer. A copy of the employment agreement between the Company and Mr. Capece is included as Exhibit 10.2 to this Form 10-Q.

Item 6.   Exhibits and Reports on Form 8-K.

         (a)  Exhibits

             10.1 Separation Agreement and Release between Comtex News
                  Network, Inc. and Charles W. Terry, effective April 24, 2003.

             10.2 Employment Agreement between Comtex News Network, Inc. and
                  Raymond P. Capece, effective April 25, 2003.

          (b)  Reports on Form 8-K

               On April 25, 2003, the Company filed a current report on Form 8-K reporting the announcement of the appointment of its new President and Chief Executive Officer.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              COMTEX NEWS NETWORK, INC.
                                   (Registrant)


     Dated:  May 15, 2003     By:  /S/ RAYMOND P. CAPECE
                                   Raymond P. Capece
                                   President and Chief Executive Officer
                                  (Principal Executive Officer)

                              By:  /S/   ROBIN Y. DEAL
                                   Robin Y. Deal
                                   Vice President, Finance & Accounting
                                  (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Raymond P. Capece, certify that:

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


Date: May 15, 2003                 /S/  RAYMOND P. CAPECE
                                        Raymond P. Capece
                                        President and Chief Executive
                                        Officer


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


Date: May 15, 2003                   /S/ ROBIN Y. DEAL
                                        Robin Y. Deal
                                        Vice President, Finance &
                                        Accounting

            CERTIFICATION OF CHIEF EXECUTIVE OFFICER

    PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Raymond P. Capece, the President and Chief Executive Officer of Comtex News Network, Inc. (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q for the period ending March 31, 2003 (the "Report"). The undersigned hereby certifies that:
(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
The purpose of this statement is solely to comply with Title 18, Chapter 63, Section 1350 of The United States Code, as amended by
Section 906 of the Sarbanes-Oxley Act of 2002.


Date: May 15, 2003                      /S/ RAYMOND P. CAPECE
                                        Raymond P. Capece
                                        President and Chief Executive
                                        Officer


            CERTIFICATION OF CHIEF FINANCIAL OFFICER

    PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Robin Y. Deal, the Vice President, Finance and Accounting of Comtex News Network, Inc. (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q for the period ending March 31, 2003 (the "Report"). The undersigned hereby certifies that:
(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
The purpose of this statement is solely to comply with Title 18, Chapter 63, Section 1350 of The United States Code, as amended by
Section 906 of the Sarbanes-Oxley Act of 2002.


Date: May 15, 2003                     /S/ ROBIN Y. DEAL
                                        Robin Y. Deal
                                        Vice President, Finance &
                                        Accounting