Form 10-K
period 2003-06-30
COMTEX NEWS NETWORK INC
filed 2003-09-25
CIK 352988

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.

                               FORM 10-K

(Mark One)

 X Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
              For the fiscal year ended June 30, 2003; or

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number    0-10541

                       COMTEX NEWS NETWORK, INC.
        (Exact name of registrant as specified in its charter)

              Delaware                               13-3055012
     (State or other jurisdiction                 (I.R.S. Employer
  of incorporation or organization)              Identification No.)

      4900 Seminary Road, Suite 800, Alexandria, Virginia  22311
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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the Registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act.    Yes   No  X

As of September 22, 2003, the aggregate market value of the common stock held by non-affiliates of the Registrant (based upon the last reported sale price of the common stock as reported by the National Association of Securities Dealers Inc. through its Electronic OTC Bulletin Board) was approximately $3,259,897.

As of September 22, 2003, 13,582,903 shares of the Common Stock of the Registrant were outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE

The information required in response to Part III of Form 10-K is hereby incorporated by reference to the specified portions of the registrant's Proxy Statement to be filed within 120 days of the end of the fiscal year ended June 30, 2003.


                             PART I

This section should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K. Except for the historical information contained herein, the matters discussed in this 10-K include forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934. These forward-looking statements may be identified by reference to a future period or by use of forward-looking terminology such as "anticipate," "expect," "could," "continue to," "intend," "may" or other words of a similar nature. Forward-looking statements, which we believe to be reasonable and are made in good faith, are subject to certain risks and uncertainties, including, but not limited to, those set forth under "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS." These risks could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on our behalf.


Item 1.   Business

Overview

Comtex is a leading wholesaler of electronic real-time news and content to major financial and business information distributors. We enhance and standardize news and other content received from more than 65 newswire services and publishers in order to provide editorially superior and technically uniform products to our customers. Our customers then package, integrate and distribute our products to their end-users. We process more than 25,000 unique real-time news stories each day. For each news story, processing includes, adding stock ticker symbols, indexing by keyword and category, and converting the diverse publisher materials and formats received into XML, the industry standard delivery format.

Toward the end of fiscal year 2003, Comtex commenced a thorough evaluation of our market position, product line, pricing and technology strategies as part of an overall revitalization of the Company. The evaluation has resulted in changes to many areas of the Company, as described below.



Market Positioning

In the early 1990's, prior to the predominance of the Internet, Comtex was one of the market originators of electronic real-time news. At that time, our client focus was on financial information services, corporate enterprise solution vendors and online consumer services. With the growth of the Internet, we expanded our client base to include consumer and individual investor sites. A vital element of our growth was the distinctive value we added to real-time, public company news by adding stock ticker symbols and filtering the news into specific categories.

The demand for news and content distribution paralleled the tremendous growth of the Internet during the late 1990's. Similarly, the subsequent collapse of Internet-related businesses has resulted in business consolidation and failures, the decline of individual investor web sites, and the erosion of royalties from corporate solution providers. Given these market conditions, it has become increasingly important for Comtex to clearly define our role and value to our suppliers and customers. As depicted in the following chart, we have positioned ourselves as a wholesaler, providing sales and marketing support to our distributor customers. Moreover, we have a strong reputation of adding value to the publishers' products that we license to distributors, and providing our publisher-partners with incremental revenue and exposure to new markets.

Graphic chart entitled "Market Positioning." This chart illustrates the flow of news and content from publishers to Comtex, and then to distributors, and finally to end-users. Specifically, the flow starts with "Publishers," the Suppliers who create news and content products; into Comtex, who as "Wholesaler," adds keywords and stock ticker symbols, and repackages with other news and content; then to "Customers," the Distributors who take specialized Comtex news feeds and integrate them into products to view and search news; ending up with "Retail End-Users," who consume the news and content via Internet or proprietary distributor interface.

The primary goal of Comtex's sales and marketing function is to support our distributor customers and enhance their sales. We accomplish this goal by supplying products at competitive prices that our distributor customers need and providing cooperative sales and marketing support to those customers, including joint sales calls and lead generation. Our sales force receives a base salary and earns commissions on both new customers and revenue growth from existing customers. Our total compensation plan is consistent with industry compensation practices.

Product Lines

The three product lines produced and distributed by Comtex are:

  (1) CustomWires - subject-specific newswires compiled from national and international news bureaus, agencies and publications. Presented in a variety of subject combinations, including energy, finance, international and public company information, CustomWires enable distributors to receive news relevant to their target markets;

  (2) Comtex TopNews (formerly Newsroom) -editorially selected top news stories of the day. A broad range of news story options, including financial markets, vertical markets, general market and world news; and

  (3) Publisher Full Feeds - delivery from a specific publisher that provides distributors with the complete content offering from that publisher.

To avoid the potential for conflict with our distributors, Comtex has discontinued products that could be perceived as competitive to our distributors' products. Two such products which are no longer available via Comtex are News Solutions, a suite of browser-based news applications that customers could integrate into their web site, intranet or extranet, and The Ping, a real-time news alerting application that delivered breaking news and critical stories. Both of these products had been marketed directly to end-users.

Comtex has streamlined and repackaged our CustomWire products in response to distributor customer feedback. We will continue to support the legacy CustomWire products for our distributors through the term of their current contracts. The following descriptions detail our new core CustomWire offerings:

Finance News
Insight into the major economic, corporate and legislative activities that influence market movement. Includes comprehensive coverage of a variety of topics, including up-to-the-minute trading data from the major global stock markets, commodities and futures prices, personal investment news, economic indicator data, international trade policies, general business news, IRS bulletins, and actions from the major global financial institutions. Company-specific stories include stock
tickers.   (Formerly known as Wall Street, Business and Finance).

International
Local reporting from over 150 countries covering the major political, social, economic and financial issues that impact countries outside the United States. Includes information on a variety of topics including international elections, foreign policy, military actions, environment news, health issues, international business, trade and financial market activity. Features content from over 500 international news agencies, bureaus, and publications and provides global and regional
perspectives.    Regional coverage includes Africa, Asia/Pacific,
Canada, China, Commonwealth of Independent States Countries, Eastern and Western Europe, Latin America and the Mideast. (Formerly known as International and Regional wires).

Public Companies
Press releases and news stories about companies that are publicly traded on United States and Canadian exchanges. Features corporate announcements on such topics as stock splits, technological discoveries, quarterly earnings, and new marketing initiatives. In addition to comprehensive news sources, Public Companies includes content from the world's largest and most
prolific press release services.   All stories include company
stock tickers.  (Formerly known as Public Companies and Public
Companies Canada).

Energy
Focus on news from energy corporations, committees, and regulatory organizations around the world. Includes in-depth news on all sectors of the energy industry, including nuclear, coal, natural gas, petroleum, and alternative power. Stories about international trade deals, worldwide production, usage and regulatory issues, awarded contracts, business acquisitions and investments, environmental incidents, energy exploration projects, pipeline constructions, international energy disputes, and financial summaries on the industry's impact on the world's economies.

Environment
Breaking news on the activities and events that affect the world's ecosystems and environments. Features coverage of Environmental Protection Agency policy changes, alternative energy developments, Weather Service announcements, and pollution and toxic waste alerts. Also includes coverage of the environmental lobby, natural resource conservation, recycling efforts, wildlife and ecological preservation, and pollution management control.

Equity Analysis
News reports, analysis, commentary, and competitive business and financial information related to publicly traded companies. Includes coverage of companies under the scrutiny of the SEC, mergers and acquisitions, technical analysis and other information related to equities. Contributing sources are publishers of high value, analytical content of importance to investors. All stories include company stock tickers.

Government
Insight into legislative, judicial, and executive branch activities of the United States government that impact our world.
Includes coverage of presidential activities, legislative activities, foreign policy issues, national defense, election coverage and Supreme Court rulings.

Comtex's publishers, newswire services and other content partners supply the information that is the foundation of our product offerings. Each of our suppliers generally offers a unique editorial perspective and area of coverage that we integrate with other suppliers' content to create our products. Our licensing procedures address content suppliers' concerns about unauthorized distribution and publishing. These publishers receive royalties in most cases based upon their content's contribution to our products and the corresponding revenues generated from our customers. In some cases, we are required to pay monthly minimum guarantees for the rights to license the content. Therefore, our distributors receive the benefit of our upfront capital investment and, in turn, also pay us monthly minimums as described below (see "Pricing Strategies".)




Comtex's United States based publisher/suppliers include:

       o    The Associated Press
       o    Briefing.com
       o    Business Wire
       o    Christian Science Monitor
       o    Dow Jones News Service
       o    EDGAR Online
       o    Knight-Ridder/Tribune Business News
       o    Knobias.com
       o    OsterDowJones
       o    PBI Media
       o    PR Newswire
       o    Thomson Financial/Nelsons Broker Summaries
       o    United Press International
       o    Vickers Stock Research Corporation

International publisher/suppliers include:

       o    AllAfrica, Inc.
       o    Asia Pulse
       o    Australasian Business Intelligence Abstracts (ABIX)
       o    AFX News
       o    Business News Americas, Ltda.
       o    ComputerWire
       o    Datamonitor
       o    EFE News Service
       o    Europa Press Internet
       o    Global Information Network
       o    Liquid Africa
       o    South American Business Information
       o    Xinhua News Agency

Pricing Strategies

In order to improve business transaction processing with Comtex, a price list with official and consistent product pricing recently has been introduced for new customers. This new price list will be introduced to existing customers upon the next renewal of their agreements. Furthermore, in addition to continuing to offer the Company's classic real-time news and content products, "near real-time" products (delayed by up to 30 minutes) are being introduced at varying price points.

Comtex offers three basic product-pricing modules:

     (1) Primary License - Distributor's primary website where customers can view news and content for free (open site) or for a fee (subscription);

     (2) Co-Brands - End-users that license websites from distributors with Comtex news bundled; and

     (3) Trading Platform - Per end-user "seat" pricing, primarily for investment firms and/or professional traders.

In order to create attractive and fair pricing for large customers under the above Primary License and Co-Brand pricing structures, Comtex is offering volume discounts to distributors that agree to guaranteed monthly minimum payments. The customer's level of usage under its Primary License determines its pricing for Co-Brands. To utilize the Co-Brand module, the customer first must purchase a Primary License. Under the Trading Platform module, volume discounts are also available with payment of monthly guarantees. Initial setup, training and product integration fees vary as a function of volume. Product support and communication fees are charged at 10% of monthly fees. Product support and communication fees include access to Comtex's client services and publishing staff, as well as communications support.

Contract terms with our distributors generally range from one to three years. One customer contributed approximately 10.1% of our annual revenues during fiscal year 2003.

Comtex's distributor/customer base includes:

     o    Bloomberg
     o    CBS Marketwatch
     o    Charles Schwab & Co./Cybertrader
     o    Dialog
     o    Factiva
     o    ILX
     o    Lexis Nexis
     o    Multex
     o    NewsEdge
     o    Pinnacor
     o    S&P Comstock
     o    Sungard
     o    Thomson
     o    Track Data
     o    Zacks Investment Research

Technology

Comtex uses a proprietary real-time content processing system designed to process and enhance real-time data. As electronic submissions of news and information are received from our suppliers, our system converts each story into a common data format, applies standardized document coding or metadata, assigns relevant keywords from our proprietary taxonomy, and assigns ticker symbols to each public company mentioned in a story.
These metadata enhance the functionality of filters that sort our stories into CustomWires and allow our distributors to accurately and efficiently redirect content to their products and ultimately to their end-users.

Technology infrastructure investments, which started in fiscal
2002, were continued in fiscal 2003. These included additional hardware and software development, both of which have continued to improve the reliability of our systems.

As available technology is developed, we continue to evaluate and adopt new approaches to improve reliability, decrease costs and deliver increasingly complex products using simpler methodologies.

Product Development

Product development activities include quality assurance, content product enhancements and the development of proprietary news products. For the years ended June 30, 2003, 2002 and 2001 our product development costs were approximately $272,000, $363,000 and $605,000, respectively. Expenses related to the design and development of our content processing systems are not included in these costs. In fiscal years 2003 and 2002, the decrease in costs resulted primarily from a reduction in personnel. We intend to pursue future product development in partnership with our publisher/suppliers and distributor/customers.

Competition

Our competition includes integrators and distributors of news and related content, national and international electronic news and information services, and traditional content providers seeking direct relationships with distributors. We differentiate ourselves from much of our competition by the diversity of content, technology solutions, pricing models offered and other "one stop shop" advantages.

Employees

At September 22, 2003, we had approximately 21 full-time employees. The employees are not members of a union and we believe employee relations are generally good.

Available Information

We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission, or SEC. You may read and copy any document we file at the SEC's public reference room at 450 Fifth Street, NW, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. Our SEC filings are also available to the public from the SEC's website at http://www.sec.gov, or via the Investor Relations page maintained at the Comtex website, http://www.comtex.com.


Item 2.   Properties

We own no real estate. We lease office space at 4900 Seminary Road in Alexandria, Virginia. We currently lease approximately 17,000 square feet at an annual rental expense of approximately $467,000, with said agreement expiring in August 2008. The lease agreement on an additional approximately 7,000 square feet expired in August 2003. In addition, our subsidiary, nFactory Comtex, S.L., leased shared space in Madrid, Spain at a cost of approximately $1,700 per month. This lease expired in December 2002.



Item 3.   Legal Proceedings

On July 17, 2001, we filed a breach of contract action against Infospace, Inc. ("Infospace"), a former customer, in the United States District Court for the Eastern District of Virginia for payments owed to us under contracts with the defendant corporation. The suit is captioned Comtex News Network, Inc. v. Infospace, Inc. Case Number CV01-1108-A. On August 13, 2001, Infospace filed an Answer and Counterclaim alleging that Comtex breached its agreement and sought damages for lost business, loss of reputation and good will.

On March 11, 2002, the court rendered a directed verdict in favor of Infospace on the breach of contract claim and Infospace withdrew the counterclaim without prejudice. Infospace also filed a petition with the court for reimbursement of attorneys' fees and costs.

On April 9, 2002, we filed a Notice of Appeal to reverse the lower court decision. The case was fully briefed before the United States Court of Appeals for the Fourth Circuit.

On August 13, 2002 the Court issued an order awarding attorneys' fees of approximately $393,000 to Infospace, with costs to be determined. Infospace also petitioned the Court to require the Company to reimburse Infospace for approximately $201,000 in costs. The Company recorded an accrual at June 30, 2002, to provide for the estimated exposure upon resolution of this matter.

On December 10, 2002, Comtex and Infospace entered into an agreement settling the pending litigation between them, resulting in a payment of $200,000 to Infospace. Pursuant to this agreement, the parties entered into mutual releases and each party denied liability to the other party. Based on this settlement, the Company reversed $394,000 in accrued costs at June 30, 2002 as a reduction in general and administrative expenses in the consolidated statement of operations for the fiscal year ended June 30, 2003.

In July 2003, the Company commenced negotiations with its landlord regarding the proposed termination of the lease obligation at 4900 Seminary Road. As part of the negotiations the landlord filed suit on September 3, 2003 in Alexandria General District Court in the Commonwealth of Virginia for approximately $92,000 in unpaid rent and late fees through September 30, 2003. Negotiations are still underway and the outcome is currently indeterminate.

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


Item 4.   Submission of Matters to a Vote of Security Holders

     None.

                             PART II

Item 5.  Market for Registrant's Common Equity and Related
               Stockholder Matters

Shares of our common stock, par value $.01 per share, which we refer to herein as Common Stock, are traded sporadically under the symbol CMTX on the Over-the-Counter Bulletin Board of the National Association of Securities Dealers, or OTCBB.

The range of high and low bid quotations for the Common Stock, as reported on the OTCBB, for each quarterly period during fiscal years 2002 and 2003 is shown below:

Fiscal Year Ended June 30, 2002         High      Low
          First Quarter
          (7/1 to 9/30/01)                   0.83      0.26

          Second Quarter
          (10/1 to 12/31/01)                 0.54      0.28

          Third Quarter
          (1/1 to 3/31/02)                   0.75      0.41

          Fourth Quarter
          (4/1 to 6/30/02)                   0.60      0.27

Fiscal Year Ended June 30, 2003         High      Low
          First Quarter
          (7/1 to 9/30/02)                   0.29      0.13

          Second Quarter
          (10/1 to 12/31/02)                 0.21      0.10

          Third Quarter
          (1/1 to 3/31/03)                   0.21      0.15

          Fourth Quarter
          (4/1 to 6/30/03)                   0.28      0.12

The approximate number of holders of record of our Common
Stock as of September 22, 2003 was 576.

We have never declared or paid a cash dividend on our Common
Stock and do not anticipate the declaration or payment of cash dividends to shareholders in the foreseeable future.

Item 6.   Selected Financial Data

     The following table sets forth selected financial data for each of our last five fiscal years.

                                                     Fiscal Year Ended June 30,
                                            (amounts in thousands except per share data)

                                            2003       2002      2001       2000      1999
                                          ---------   --------  --------   -------   ----------
Total Revenues                            $    9,268   $ 12,248  $ 16,598  $ 12,645   $  7,557
Operating (Loss)/Income                   $  (1,211)   $(1,277)  $    310  $  1,308   $    542

Net (Loss)/Income                         $  (1,337)   $(1,361)  $    265  $  1,241   $    456

Basic Net (Loss)/Income Per Share         $   (0.10)   $ (0.12)  $   0.03  $   0.14   $   0.06
Shares Used in Per Share Calculation,         13,184     11,349    10,027     9,051      7,984
Basic
Diluted Net (Loss)/Income Per Share       $   (0.10)   $ (0.12)  $   0.02  $   0.10   $   0.04
Shares Used in Per Share Calculation,         13,184     11,349    13,969    12,669     11,344
Diluted

Balance Sheet Data at Year End:
   Total Assets                           $    3,473   $  5,600  $  6,565  $  5,977   $  2,408
   Long-term Note and Lease Obligations   $      880   $    948  $    954  $    987   $  1,047


Item 7.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

Overview

We generate revenues primarily from charges to distributors for the licensing of enhanced content, including CustomWires, TopNews products and publishers' full feeds. Distributor licenses typically consist of minimum royalty commitments and fixed fees for communication and support. Royalties are based upon our customers' business and revenue models such that success in their chosen markets generates increasing revenues for us.

We are currently based in the United States. A wholly owned subsidiary in Madrid, Spain was formed in the fall of 2001, to expand our operations throughout Europe; however, due to negative cash flow from these operations and the lack of sales in Europe, the subsidiary was shut down in December 2002.

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

Revenue
Information services revenues (royalties and fixed fees) are recognized as services are rendered based on contractual terms such as usage, fixed fee, percentage of distributor revenues or other pricing models. Start-up fee revenues, charges for implementation and initial integration support of our products, are recognized over the initial term of the contract pursuant to the SEC Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements. Amounts received in advance of service performance are deferred and recognized over the service period. Certain royalty revenues are estimated based on prior usage reports and adjusted accordingly, based on reporting received from customers.

Restructuring Activities
Due to the negative cash flow from the Spain operations and the lack of sales projected from the European market, the Company terminated the operations of nFactory Comtex, S.L. as of December 31, 2002.
The Company has transitioned the customer accounts to U.S. account representatives. The subsidiary will remain incorporated for future operations should market opportunities warrant. The termination benefits associated with the shutdown of this wholly owned subsidiary were approximately $44,000, including the termination of all three employees in the Madrid office. The costs other than termination benefits consisted of approximately $13,000 in other expense related to the disposal of assets and approximately $7,000 in foreign currency losses. These amounts are included in technical operations and support, sales and marketing, and other expense for the fiscal year ended June 30, 2003. All amounts have been paid as of the fiscal year end.

In October 2002, Comtex vacated leased premises of approximately 7,000 square feet and consolidated employees in the remaining premises. The Company recorded a charge of approximately $126,000 in October 2002, which represented the Company's remaining lease obligation, offset by any rental income, and was recorded in general and administrative expenses in the consolidated statement of operations. Approximately $10,000 is accrued as of June 30, 2003 and will be paid in the first quarter of the fiscal year ending June 30, 2004.

During the fiscal year ended June 30, 2003, the Company implemented reductions in workforce impacting approximately 15 employees. Severance expense of approximately $88,000 in the aggregate was recorded and is reflected in technical operations and support, product development, sales and marketing and general and administrative expenses in the consolidated statement of operations. Approximately $33,500 of this amount is accrued as of June 30, 2003 and will be paid in fiscal year 2004.

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

During the fiscal year ended June 30, 2003, the Company determined that two asset groups were impaired and the Company recorded an impairment charge of approximately $499,000 in the consolidated statement of operations. Discounted future operating cash flows were used in estimating the fair value of the asset groups.

Contingencies
From time to time, we are subject to proceedings, lawsuits and other claims related to labor and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these contingencies, as well as potential ranges of probable losses and establish reserves accordingly. The amounts of reserve required, if any, may change in future periods due to new developments in each matter or changes in approach to a matter such as a change in settlement strategy.


RESULTS OF OPERATIONS

Comparison of the Fiscal Year ended June 30, 2003 to the Fiscal Year ended June 30, 2002

Revenues consist primarily of royalty revenues and fees from the licensing of content products to information distributors. During the year ended June 30, 2003, our total revenues were approximately $9,268,000, a decrease of approximately $2,979,000, or 24%, from total revenues of approximately $12,248,000 for the year ended June 30, 2002. One customer contributed approximately 10.1% of the total revenues for the fiscal year ended June 30, 2003. No one customer accounted for more than 10% of our revenues in the prior fiscal year. The decline in revenues is the direct result of business closures and consolidation among customers, primarily in the Internet and personal investor markets.

Our cost of revenues consists primarily of content licensing fees and royalties to content providers, depreciation expense on our production software, and data communication costs for the delivery of our products to customers. The cost of revenues for the year ended June 30, 2003 was approximately $3,887,000, a decrease of approximately $587,000, or 13%, from the cost of revenues for the year ended June 30, 2002. The decrease in cost is primarily due to the decrease in content royalties, approximately $560,000, as a result of decreased revenues for the period, as well as savings in the cost of data communications to receive and distribute content of approximately $73,000. The decrease in content royalties is limited by required minimum fees paid to certain information providers and, therefore, does not directly track the decrease in revenues. The decrease was partially offset by an increase in depreciation expense of approximately $46,000.

The gross profit for the year ended June 30, 2003 was approximately $5,381,000, a decrease of approximately $2,393,000, or 31%, from the
prior year.   The gross margin percentage declined for the year
ended June 30, 2003, to approximately 58% from approximately 63% in the prior year. The decline is based on the decrease in revenues without a corresponding decrease in content royalties as discussed above.

Total operating expenses for the year ended June 30, 2003 were approximately $6,592,000, a decrease of approximately $2,458,000, or 27%, from the operating expenses for the year ended June 30, 2002. The decrease in operating expenses resulted from decreases in technical operations and support, product development, sales and marketing, and general and administrative expenses, partially offset by an increase in depreciation and amortization expense and the impairment charge related to the disposal of software.

Technical operations and support expenses during the year ended June 30, 2003 decreased approximately $500,000, or 22%, from these expenses in the year ended June 30, 2002. This decrease resulted from a decrease in personnel and computer related expenses.

Product development expenses decreased approximately $91,000, or 25%, for the year ended June 30, 2003 compared to the year ended June 30, 2002. This decrease is the result of personnel reductions in this department. Product development activities include quality assurance, enhancements to our products and the development of proprietary news products.

Sales and marketing expenses decreased approximately $450,000, or 31%, for the year ended June 30, 2003 compared to the year ended June 30, 2002. This decrease is the result of a reduction in personnel and sales commission expense as a result of the decrease in revenues.

General and administrative expenses for the year ended June 30, 2003 were approximately $1,965,000, or 46%, less than these expenses during the year ended June 30, 2002. This decrease in expenses resulted from the recovery of approximately $394,000 in accrued costs at June 30, 2002 in settlement of the Infospace lawsuit, as well as reduced legal (approximately $362,000) and accounting costs (approximately $72,000) related to the case. In addition, the decrease is the result of reductions in consulting costs related to business development opportunities of approximately $317,000, and a reduction in bad debt expense of approximately $359,000 due to more successful collection efforts and reduced revenues.

Stock-based compensation of approximately $2,000 for the year ended June 30, 2003 represents options granted to a consultant for services rendered during the period. In connection with the transfer of stock options from a member of the Board of Directors to certain employees, we recorded stock-based compensation of approximately $7,000 during the year ended June 30, 2002.

An impairment charge of approximately $499,000 was recorded to reflect the write-off of the carrying value of assets related to our hosting service, News Solutions, and other software, which were determined to be impaired as of June 30, 2003. No such impairment was recorded in the prior fiscal year.

Depreciation and amortization expenses not included in the cost of revenues for the year ended June 30, 2003 were approximately $54,000, or 8%, higher than these expenses during the prior year. The increase was due to additional capital expenditures related to increasing the capacity and redundancy of the production systems over the past twelve months.

Net interest expense increased approximately $12,000, or 14%, due to interest on capital leases, partially offset by a decrease in interest resulting from principal payments made on the Amasys note. Other expense, net of other income, increased approximately $29,000 primarily due to the disposal of assets and the shutdown of nFactory.


Comparison of the Fiscal Year ended June 30, 2002 to the Fiscal Year ended June 30, 2001

Revenues consist primarily of royalty revenues and fees from licensing of content products to information distributors. During the year ended June 30, 2002, our total revenues were approximately $12,248,000, a decrease of approximately $4,350,000, or 26%, from total revenues of approximately $16,598,000 for the year ended June 30, 2001. The decline in revenues is the direct result of business shut downs and consolidation among clients, primarily in the Internet and personal investor markets. In addition, revenues from new customers in the current fiscal year were less than the revenues generated from new customers in the prior fiscal year.

Our cost of revenues consists primarily of content licensing fees and royalties to content providers, depreciation expense on our production software, and data communication costs for the delivery of our products to customers. The cost of revenues for the year ended June 30, 2002 was approximately $4,474,000, a decrease of approximately $488,000, or 10%, from the cost of revenues for the year ended June 30, 2001. The decrease in cost is primarily due to the decrease in content royalties (approximately $533,000) as a result of decreased revenues for the period, savings in the data communications costs to distribute content to our customers of approximately $86,000, and partially offset by an increase in depreciation expense of approximately $131,000. The decrease in content royalties is limited by required minimum fees paid to certain information providers and therefore, does not directly track the decrease in revenues.

The gross profit for the year ended June 30, 2002 was approximately $7,774,000, a decrease of approximately $3,861,000, or 33%, over the
prior year.   The gross margin percentage declined for the year
ended June 30, 2002, to approximately 63% from approximately 70% in the prior year. The decline is based on the decrease in revenues without a corresponding decrease in content royalties as discussed above.

Total operating expenses for the year ended June 30, 2002 were approximately $9,051,000, a decrease of approximately $2,274,000, or 20%, from the operating expenses for the year ended June 30, 2001. The decrease in operating expenses reflects reductions in personnel across all departments, reduced sales and marketing expenses and a decrease in stock-based compensation. These expense reductions were implemented in response to a decline in revenue over the previous twelve months. The decrease in operating expenses was partially offset by increased consulting activities aimed at exploring business development opportunities, expenses related to our European subsidiary, increased legal and accounting fees and an increase in depreciation and amortization expense.

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

General and administrative expenses for the year ended June 30, 2002 were approximately $334,000, or 8%, greater than these expenses during the year ended June 30, 2001. This increase in expenses resulted from the accrual of $594,000 for the estimated exposure related to the Infospace litigation, increases in legal and accounting fees for litigation issues and SEC filings, consulting activities to explore business development opportunities and Board of Directors fees related to additional meetings. The increase was partially offset by decreases in personnel and related costs, including recruiting, employee relations and office supplies.

In connection with the transfer of stock options from a member of our Board of Directors to certain employees, we recorded stock-based compensation expense of approximately $7,000 during the year ended June 30, 2002, compared to approximately $315,000 for the year ended June 30, 2001. The decrease in stock-based compensation is a result of the decrease in the fair market value of our common stock as of the dates of transfer.

Depreciation and amortization expenses for the year ended June 30, 2002 were approximately $209,000, or 43%, higher than these expenses during the prior year. The increase was due primarily to the deployment of upgraded hardware in the spring of 2001 and increased capital expenditures related to increasing the capacity and redundancy of the production systems over the past twelve months.

Other expense, net of interest income and interest expense, increased approximately $41,000, or 96%, during the year ended June 30, 2002 from the prior year. This increase was due to reduced interest earned on lower cash balances.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

For the year ended June 30, 2003, we incurred an operating loss of approximately $1,211,000 and a net loss of approximately $1,337,000. At June 30, 2003, we had a working capital deficit of approximately $399,000 as compared with a deficit of approximately $478,000 at June 30, 2002. The increase in working capital was due primarily to the recovery of approximately $394,000 in accrued expenses at June 30, 2002 related to the settlement of the Infospace lawsuit. The increase was partially offset by the use of funds for capital expenditures and payments on our long-term debt. We had stockholders' equity of approximately $786,000 at June 30, 2003, as compared to stockholders' equity at June 30, 2002, of approximately $2,100,000. The decrease in stockholders' equity was due primarily to the net loss incurred during the fiscal year ended June 30, 2003.

For the year ended June 30, 2003, our operating activities utilized approximately $32,000 in cash. We had cash of approximately
$465,000 at June 30, 2003, compared to approximately $861,000 at June 30, 2002.

We made capital expenditures of approximately $288,000 in the year ended June 30, 2003, primarily for software licensing and the development of software for internal use, compared to $583,000 for the same period ended June 30, 2002. These investments improve our product capabilities, reliability and our ability to meet future content and client processing requirements.

In September 2002, we obtained a two-year financing agreement for $76,000 to purchase software and related maintenance with HP Financial Services that expires August 2004. Financing activities during the year ended June 30, 2003 utilized approximately $85,000 in cash.

During the six months ended December 31, 2002, nFactory Comtex, S.L., the Company's wholly owned subsidiary in Madrid, Spain, incurred expenses of approximately $141,000 with minimal revenue generated. Due to the negative cash flow from these operations and the lack of sales projected from the European market, the Company terminated the operations of nFactory Comtex as of December 31, 2002. The Company has transitioned the customer accounts to U.S. account representatives. The subsidiary will remain incorporated for future operations should market opportunities warrant. The financial statements included with this annual report present the consolidated financial results of Comtex and its subsidiary.

Currently we are dependent on our cash reserves to fund operations, however we incurred net losses for the years ended June 30, 2002 and 2003 and our revenue base has been declining. Assuming stability in the financial and corporate markets - our primary markets, we believe continuing control of operating expenses and a focus on revenue generation in both our existing customer base and potential new markets will generate positive operating cash flows to meet our obligations on a short-term basis. Our ability to meet our liquidity needs on a long-term basis depends on our ability to generate sufficient revenues and cash to cover our current and long-term obligations. Any further corporate consolidation or market deterioration affecting our customers could limit our ability to generate such revenues. No assurance may be given that we will be able to maintain the revenue base or the size of profitable operations that may be necessary to achieve our short-term or long-term liquidity needs.

In April 2003, we entered into a separation agreement with the former President and CEO of the Company. The terms of the agreement require even payments over approximately ten months in an amount equal to his final monthly gross salary in exchange for short-term consulting, a one year non-compete agreement, waiver of his existing employment agreement which required seven months of continuing salary, and waiver of his right to a lump-sum bonus payment that equaled approximately three and one-half months salary.

In July 2003, we entered into a separation and consulting agreement with the successor President and CEO of the Company. The terms of the agreement require payments of an hourly rate over approximately 90 days in exchange for short-term consulting.

EBITDA, as defined below, increased approximately 423% to a profit of approximately $504,000 for the year ended June 30, 2003 compared to a loss of $156,000 for fiscal year 2002. The increase is primarily the result of the recovery of accrued costs related to the Infospace lawsuit settlement as well as decreased operating expenses, excluding stock-based compensation, depreciation and amortization. The increase was partially offset by a decline in revenues and a decrease in gross profit margin. The table below shows the reconciliation from net
(loss)/income to EBITDA.

                                       Fiscal Year Ended June 30,
                                       2003       2002       2001
                                   ---------------------------------
                                             (in thousands)
Reconciliation to EBITDA:
  Net (Loss)/Income                $   (1,337) $  (1,361)   $    265

  Stock-based compensation                   2          7        314
  Depreciation and Amortization          1,215      1,114        774
  Impairment Charge                        499          -          -
  Interest/Other Expense                   125         84         43
  Income Taxes                               -          -          2
                                   ---------------------------------
  EBITDA                           $       504  $   (156)   $  1,398


EBITDA consists of earnings before interest and other expense, interest and other income, income taxes, stock-based compensation, depreciation and amortization and impairment charges. EBITDA does not represent funds available for management's discretionary use and is not intended to represent cash flow from operations. EBITDA should also not be construed as a substitute for operating income or a better measure of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles. EBITDA excludes components that are significant in understanding and assessing our results of operations and cash flows. In addition, EBITDA is not a term defined by generally accepted accounting principles and, as a result, our measure of EBITDA might not be comparable to similarly titled measures used by other companies.

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

We Are Dependent On Our Cash Reserves And Have Experienced A
Declining Cash Balance

Currently we are dependent on our cash reserves to fund operations; however, we have incurred net losses for the years ended June 30, 2002 and 2003 and our revenue base has been declining. Our ability to meet our liquidity needs on a long-term basis depends on our ability to generate sufficient revenues and cash to cover our current obligations and to pay down our long-term obligations. No assurance may be given that we will be able to maintain the revenue base or the size of profitable operations that may be necessary to achieve our short-term or long-term liquidity needs.

We Depend On The Continued Growth In The Use Of The Internet,
Particularly For News And Financial Information

Our business depends on businesses and individual consumers continuing to increase their use of the Internet for obtaining news and financial information. Internet usage may be inhibited for a number of reasons, including inadequate network infrastructure; security concerns; inconsistent quality of service; and availability of cost-effective, high-speed service. Because the market for our products is rapidly evolving, it is difficult to predict with any certainty the growth rate, if any, and the ultimate size of our markets. If the market fails to continue to develop, develops more slowly than expected or becomes saturated with competitors; if our services do not maintain significant market acceptance; if our customers' business models are not successful; or if pricing becomes subject to considerable competitive pressures; our business operations and financial condition would be materially, adversely affected.

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

Furthermore, increased competition on the basis of price, delivery systems or otherwise, may require us to implement price reductions or increase our spending on marketing or software development, which could have a material, adverse effect on our business and operating results.

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

Some Of Our Customers Are Recently Established Internet Companies
Who Pose Credit Risks

While we continue to attract and retain large and mid-sized, established customers, a number of our customers are smaller Internet companies with limited operating histories, which operate at a loss and have limited cash reserves and limited access to additional capital. With some of these customers, we have experienced difficulties collecting accounts receivable. In addition, we lost some customers directly due to the failure of their business models to sustain operations. We may continue to encounter these difficulties in the future. If any significant part of our customer base continues to experience economic difficulties or is unable to pay our fees, for any reason, our business would be materially, adversely affected.

Unauthorized Break-Ins To Our Systems Could Harm Our Business

Although we have implemented strict security policies and perimeter defenses, our computer and telecommunications systems are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions in, delays in or loss of data. In addition, unauthorized persons may improperly access our data. Any intrusions may harm us and may be very expensive to remedy, could damage our reputation, and discourage new and existing customers from using our service.

If Equipment Failures Interrupt The Distribution Of Content To Our Customers, We Could Lose Customers And Our Reputation May Be
Adversely Affected

We rely on third-party telecommunications networks for the distribution of our content. Any failure of these networks could interrupt or delay our service, which could lead to customers canceling contracts, could damage our reputation, and impact our ability to attract additional customers.

Substantially all of our computer and communications hardware resides in one location in Alexandria, Virginia. Any disaster, power outage or system failure that causes interruptions in our ability to provide service to our customers could reduce customer satisfaction and our ability to attract additional customers.

Losing Major Content Providers May Leave Us With Insufficient
Breadth Of Content To Retain And Attract Customers

We do not generate original content and therefore are highly dependent upon third-party content providers. If we were to lose one of our major content providers and were not able to obtain similar content from another source, our services would be less attractive to customers. In addition, we cannot be certain that we will be able to license content from our current or new providers on favorable terms in the future, if at all.

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

Our Common Stock Price Is Volatile And Could Fluctuate Significantly

The trading price of our Common Stock has been, and may continue to be, subject to wide fluctuations. Our stock is traded on the OTCBB, which limits our exposure to market analysts and, in turn, may limit our volume of trading. During fiscal year 2003, the closing prices of our Common Stock ranged from $0.11 to $0.44. Our stock price may fluctuate in response to a number of events and factors, such as the following:

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

We anticipate that from time to time, we may consider acquisitions of assets or businesses that we believe may enable us to obtain complementary skills and capabilities, offer new services, expand our customer base or obtain other competitive advantages. Growth through acquisitions involves potential risks, including, but not limited to, the following:

o diversion of management's attention during the acquisition process
o costs, delays and difficulties of integrating the acquired company's operations, technology and personnel into our operations
o adverse affect on earnings due to amortizing any intangible assets acquired
o issuance of new equity securities that dilute the holdings of existing stockholders
o    uncertainty of working with new employees and customers.

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

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk.

We are exposed to various market risks, including changes in foreign currency exchange rates. However, our exposure to currency exchange rate fluctuations has ceased with the shutdown of our foreign subsidiary. The impact of currency exchange rate movements as of June 30, 2003 was not material. We do not engage in hedging activities.

Item 8.        Financial Statements and Supplementary Data

The information required by this item is set forth under Item 14, which is incorporated herein by reference.

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) at the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. There has been no change in the Company's internal control over financial reporting during the Company's fourth quarter of fiscal year 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.



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

               Report of Independent Auditors                    F-1

               Consolidated Balance Sheets at June 30,
                 2003 and 2002                                   F-2

               Consolidated Statements of Operations
                 for the fiscal years ended June 30,
                 2003, 2002, and 2001                            F-3

               Consolidated Statements of Stockholders' Equity
                 for the fiscal years ended June 30, 2003,
                 2002 and 2001                                   F-4

               Consolidated Statements of Cash Flows
                 for the fiscal years ended June 30,
                 2003, 2002 and 2001                             F-5

               Notes to Consolidated Financial Statements        F-6


        2.  Financial Statement Schedules

               The schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.


     (b)  Reports on Form 8-K

               On April 25, 2003 the Company filed a report on Form 8-K announcing certain management changes.

               On May 15, 2003 the Company filed a report on Form 8-K disclosing financial results for the third quarter of fiscal year 2003.


          (c)   Exhibits

            3.1      Certificate of Incorporation of the Company,
            (incorporated by reference to the Company's Form 8-K dated December 31, 2002).

            3.2       By-Laws of the Company (incorporated by
            reference to the Company's Form 8-K dated December 31,
            2002).

            10.1      Agreement between Infotechnology, Inc.
            and the Company, dated May 16, 1995 (incorporated by reference to the Company's Quarterly Report on Form 10-Q dated March 31,1995).

            10.2      Amended, Consolidated and Restated 10%
            Senior Subordinated Secured Note, dated May 16, 1995
            (incorporated by reference to the Company's Quarterly
            Report on Form 10-Q dated March 31, 1995).

            10.3      Comtex Scientific Corporation 1995 Stock
            Option Plan (incorporated by reference to the Company's Proxy Statement dated November 9, 1995).

            10.4      Lease Agreement between Plaza IA
            Associates Limited Partnership and the Company dated
            April 6, 1996 (incorporated by reference to the Company's Quarterly Report on Form 10-Q dated March 31,
            1996).

            10.5      First Allonge to Amended, Consolidated
            and Restated 10% Senior Subordinated Secured Note between the Company and AMASYS Corporation dated as of June 30, 1999 (incorporated by reference to the Company's Form 10-K dated June 30, 1999).

            10.6      First Amendment to Comtex Scientific
            Corporation 1995 Stock Option Plan, effective September 15, 1997, dated February 7, 2000 (incorporated by reference to the Company's Form 10-K dated June 30,
            2001).

            10.7      Second Amendment to Comtex Scientific
            Corporation 1995 Stock Option Plan, effective December 2, 1999, dated February 7, 2000 (incorporated by reference to the Company's Form 10-K dated June 30,
            2001).

            10.8 Third Amendment to Comtex News Network, Inc. 1995 Stock Option Plan, effective December 7, 2000, dated June 1, 2001 (incorporated by reference to the Company's Form 10-K dated June 30, 2001).

            10.9 Second Amendment to Amended, Consolidated and Restated 10% Senior Subordinated Secured Note between the Company and AMASYS Corporation dated as of August 31, 2001 (incorporated by reference to the Company's Form 10-K dated June 30, 2001).

            10.10 Comtex News Network, Inc. 1997 Employee Stock Purchase Plan, as Amended and Restated, effective as of December 5, 2002 (incorporated by reference to the Company's Quarterly Report on Form 10-Q dated December 31, 2002).

            10.11 Comtex News Network, Inc. 1995 Stock Option Plan, as Amended and Restated, effective as of January 1, 2003 (incorporated by reference to the Company's Quarterly Report on Form 10-Q dated December 31, 2002).

            10.12 Separation Agreement and Release with Charles W. Terry, effective April 24, 2003 (incorporated by reference to the Company's Quarterly Report on Form 10-
            Q dated May 15, 2003).

            10.13 Employment Agreement with Raymond P. Capece, effective April 25, 2003 (incorporated by reference to the Company's Quarterly Report on Form 10-Q dated May
            15, 2003).

            10.14 Employment Agreement with Stephen W. Ellis effective July 1, 2003 (incorporated by reference to the Company's Form 8-K dated August 18, 2003).

            10.15 Employment Agreement with Laurence F. Schwartz effective July 1, 2003 (incorporated by reference to the Company's Form 8-K dated August 18, 2003).

            10.16 Comtex News Network, Inc. 2003 Incentive Stock Plan (incorporated by reference to the Company's Form 8-K dated August 18, 2003).

            10.17 Separation Agreement and Release with Raymond P. Capece dated July 22, 2003.

            10.18     Separation Agreement and Release with C.W.
            Gilluly dated June 12, 2003.

            21        Subsidiaries of the Registrant (incorporated by
            reference to the Company's Quarterly Report on Form 10-
            Q dated December 31, 2001).

            23        Consent of Independent Auditors

            31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     (d)  Not Applicable
                             SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  September 25, 2003


COMTEX NEWS NETWORK, INC.


By: /s/ Stephen W. Ellis                By:  /s/ Robin Y. Deal
         Stephen W. Ellis                    Robin Y. Deal
    Chairman & Chief                         Vice President, Finance &
    Executive Officer                        Accounting
    (Principal Executive Officer)            (Principal Financial and
                                             Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DIRECTORS:

Signature                    Title                  Date


/s/ Stephen W. Ellis         Chairman        September 25, 2003
Stephen W. Ellis             and Chief Executive
                             Officer

/s/ C.W. Gilluly, Ed.        Director        September 25, 2003
C.W. Gilluly, Ed.D.

/s/ Erik Hendricks           Director        September 25, 2003
Erik Hendricks

/s/ Robert J. Lynch, Jr.     Director        September 25, 2003
Robert J. Lynch, Jr.

/s/ William J. Howard        Director        September 25, 2003
William J. Howard

 REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Comtex News Network, Inc.

We have audited the accompanying consolidated balance sheets of Comtex News Network, Inc. as of June 30, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comtex News Network, Inc. at June 30, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Comtex News Network, Inc. will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                /s/Ernst & Young LLP


McLean, Virginia
September 5, 2003

                                       COMTEX NEWS NETWORK, INC.
                                      CONSOLIDATED BALANCE SHEETS
                                                                       June 30,
                                                           2003                        2002
                                                 ------------------------    -------------------------
 ASSETS
 CURRENT ASSETS
 Cash                                              $              464,981       $              860,548
 Accounts Receivable, Net of Allowance of
 $140,500 and $300,143, at June 30, 2003
    and 2002, respectively                                        779,136                    1,071,717
 Prepaid Expenses and Other Current Assets                         86,787                      141,673
                                                 ------------------------    -------------------------

           TOTAL CURRENT ASSETS                                 1,330,904                    2,073,938

     PROPERTY AND EQUIPMENT, NET                                2,067,149                    3,445,026

     DEPOSITS AND OTHER ASSETS                                     74,988                       80,747
                                                 ------------------------    -------------------------

 TOTAL ASSETS                                       $           3,473,041        $           5,599,711
                                                 ========================    =========================
 LIABILITIES AND STOCKHOLDERS' EQUITY

      CURRENT LIABILITIES:
 Accounts Payable and Other Accrued Expenses        $           1,081,671        $           1,991,087
 Accrued Payroll Expenses                                         463,699                      442,895
 Deferred Revenue                                                 127,634                      102,987
 Capital Lease Obligations, Current                                56,625                       14,492
                                                 ------------------------    -------------------------
           TOTAL CURRENT LIABILITIES                            1,729,629                    2,551,461

       LONG-TERM LIABILITIES:
 Capital Lease Obligations, Long-Term                              23,483                       33,307
 Long-Term Note Payable - Affiliate                               856,954                      914,954
 Deferred Rent                                                     77,353                            -
                                                 ------------------------    -------------------------
           TOTAL LONG-TERM LIABILITIES                            957,790                      948,261
                                                 ------------------------    -------------------------
 TOTAL LIABILITIES                                              2,687,419                    3,499,722

 COMMITMENTS AND CONTINGENCIES (Note 13)

 STOCKHOLDERS' EQUITY
 Common Stock, $0.01 Par Value - 25,000,000
 Shares Authorized; Shares issued
    and outstanding: 13,245,170 and 13,140,893
    at June 30, 2003 and 2002, respectively                       132,452                      131,409
 Additional Paid-In Capital                                    12,211,181                   12,192,973
 Accumulated Deficit                                          (11,558,011)                 (10,221,151)
 Accumulated Other Comprehensive Loss                                   -                       (3,242)
                                                 ------------------------    -------------------------
           TOTAL STOCKHOLDERS' EQUITY                             785,622                    2,099,989
                                                 ------------------------    -------------------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $           3,473,041        $           5,599,711
                                                 ========================    =========================

The accompanying "Notes to Consolidated Financial Statements" are an integral part of these consolidated financial statements.

                            COMTEX NEWS NETWORK, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Fiscal Year Ended
                                                             June 30,
                                               2003              2002          2001
                                            ------------     -----------  -----------
 Revenues
                                            $ 9,268,404     $ 12,247,694 $ 16,597,518

 Cost of Revenues
 (including depreciation and
 amortization expense of
 approximately $462,000, $416,000
 and $284,000 for the fiscal
 years ended June 30, 2003, 2002
 and 2001, respectively)                      3,887,168        4,473,895    4,962,280
                                            ------------     -----------  -----------
 Gross Profit                                 5,381,236        7,773,799   11,635,238

 Operating Expenses
 Technical Operations and Support             1,729,733        2,230,210    3,242,673
 Product Development                            272,417          363,185      605,433
 Sales and Marketing                          1,004,578        1,454,981    2,710,316
 General and Administrative                   2,332,340        4,296,970    3,962,681
 Stock-based Compensation                         2,100            6,678      314,600
 Impairment Charge                              498,645                -            -
 Depreciation and Amortization                  752,673          698,652      489,337
                                            ------------     -----------  -----------
 Total Operating Expenses                     6,592,486        9,050,676   11,325,040

 Operating (Loss)/Income                     (1,211,250)      (1,276,877)     310,198

 Other (Expense)/Income
 Interest (Expense), net                        (97,260)         (85,334)     (33,783)
 Other (Expense)/Income                         (27,859)           1,614       (8,859)
                                            -------------     -----------  -----------
     Other (Expense), net                      (125,119)         (83,720)     (42,642)
                                            -------------     -----------  -----------
 (Loss)/Income Before Income Taxes           (1,336,369)      (1,360,597)     267,556

 Income Tax Expense                                 491              425        2,103
                                            -------------     -----------  -----------
 Net (Loss)/Income                          $(1,336,860)     $(1,361,022)   $ 265,453
                                            =============    ============  ===========


 Basic (Loss)/Income Per Common Share       $     (0.10)     $     (0.12)   $    0.03
                                            =============    ============  ===========
 Weighted Average Number of Common Shares    13,184,219       11,348,923   10,026,735
                                            =============    ============  ===========
 Diluted (Loss)/Income Per Common Share     $     (0.10)     $     (0.12)  $     0.02
                                            =============    ============  ===========
 Weighted Average Number of
 Shares Assuming Dilution                    13,184,219       11,348,923   13,969,090
                                            =============    ============  ===========

  The accompanying "Notes to Consolidated Financial Statements" are an integral part of these consolidated financial statements


                                     COMTEX NEWS NETWORK, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE FISCAL YEARS ENDED
                                   JUNE 30, 2003, 2002 AND 2001


                               Common Shares Outstanding
                             ---------------------------
                                                                                        Accumulated          Total
                              Number of     Par         Additional     Accumulated   Other Comprehensive  Stockholders'
                                Shares     Value      Paid-In Capital    Deficit      Income/(Loss)         Equity
                             -----------  ---------   --------------- -------------- -------------------  ------------
Balance at June 30, 2000       9,967,897  $  99,679   $ 11,403,826    $  (9,125,581)        -             $ 2,377,924

Exercise of Stock Options        134,180      1,342         62,574                                             63,916
Issuance of Stock  - ESPP         89,296        893         86,469                                             87,362
Stock-based Compensation                                   314,600                                            314,600
Net Income                                                                  265,453                           265,453
                             -----------  ---------   --------------- -------------- -------------------  ------------
Balance at June 30, 2001      10,191,373  $ 101,914   $ 11,867,469    $  (8,860,128)   $    -               3,109,255
                             ===========  =========   =============== ============== ===================  ============
Exercise of Stock Options      2,859,728     28,597        289,227                                            317,824
Issuance of Stock - ESPP          89,792        898         29,599                                             30,497
Stock-based Compensation                                     6,678                                              6,678
Foreign Currency Translation
Adjustment                                                                                 (3,242)             (3,242)
Net Loss                                                                  (1,361,023)                      (1,361,023)
                             -----------  ---------   --------------- -------------- -------------------  ------------
Balance at June 30, 2002      13,140,893  $ 131,409   $ 12,192,973     $ (10,221,151)   $  (3,242)          2,099,989
                             ===========  =========   =============== ============== ===================  ============
Issuance of Stock - ESPP         104,277      1,043         16,108                                             17,151
Stock-based Compensation                                     2,100                                              2,100
Foreign Currency Translation
Adjustment                                                                                  3,242               3,242
Net Loss                                                                  (1,336,860)                      (1,336,860)
                             -----------  ---------   --------------- -------------- -------------------  ------------
Balance at June 30, 2003      13,245,170  $ 132,452   $ 12,211,181     $ (11,558,011)   $     -           $   785,622
                             ===========  =========   =============== ============== ===================  ============


The accompanying "Notes to Consolidated Financial Statements" are an integral part of these consolidated financial statements.

                         COMTEX NEWS NETWORK, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Fiscal Year Ended
                                                                            June 30,
                                                        ----------------------------------------------
                                                              2003           2002            2001
                                                        ----------------------------------------------
Cash Flows from Operating Activities:
Net (Loss)/Income                                        $ (1,336,860)  $ (1,361,023)  $    265,453

Adjustments to reconcile net (loss)/income to net cash
(used in)/provided by operating  activities:
 Depreciation and Amortization Expense                      1,214,582      1,114,158        773,672
 Bad Debt Expense                                              53,472        412,497        823,850
 Stock Based Compensation                                       2,100          6,678        314,600
 Loss on Disposal of Assets                                    19,945            416          8,859
 Property and equipment impairment charge                     498,645              -              -
 Foreign currency loss                                          7,349              -              -
 Changes in Assets and Liabilities:
  Accounts Receivable                                         239,109        420,195       (635,132)
  Prepaid Expenses and Other Current Assets                    50,818        155,653       (181,420)
  Deposits and Other Assets                                     5,759         (8,945)        18,176
  Accounts Payable and Other Accrued Expenses                (909,814)       231,665        307,939
  Accrued Payroll Expenses                                     20,804         29,859       (448,387)
  Deferred Revenue                                             24,647       (228,462)        90,507
  Deferred Rent                                                77,353              -              -
                                                        ----------------------------------------------
 Net Cash (Used in)/Provided by Operating Activities          (32,091)       772,691      1,338,117

Cash Flows from Investing Activities:
  Purchases of Property and Equipment                        (287,514)      (583,113)    (2,684,124)
  Proceeds from Disposal of Assets                              8,564            813              -
                                                        ----------------------------------------------
Net Cash Used in Investing Activities                        (278,950)      (582,300)    (2,684,124)

Cash Flows from Financing Activities:
  Repayments on Note Payable - Affiliate                      (58,000)       (39,000)       (93,000)
  Repayments of Capital Lease Obligations                     (43,677)        (2,201)             -
  Issuance of Stock under Employee Stock Purchase Plan         17,151         30,497         87,362
  Proceeds from Exercise of Stock Options                           -        317,824         63,916
                                                        ----------------------------------------------
 Net Cash (Used in)/Provided by Financing Activities          (84,526)       307,120         58,278
                                                        ----------------------------------------------
 Effect of Exchange Rate Changes on Cash                           -          (4,456)             -
                                                        ----------------------------------------------
Net (Decrease)/Increase in Cash                              (395,567)       493,055     (1,287,729)
                                                        ----------------------------------------------
Cash at Beginning of Period                                   860,548        367,493      1,655,222
                                                        ----------------------------------------------
Cash at End of Period                                    $    464,981   $    860,548   $    367,493
                                                        ==============================================

 The accompanying "Notes to Consolidated Financial Statements" are an integral part of these consolidated financial statements

                     COMTEX NEWS NETWORK, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 2003


1.   THE COMPANY

Comtex News Network, Inc. (the "Company" or "Comtex"), based in the United States, is a leading wholesaler of electronic real-time news and content to major financial and business information distributors. Comtex enhances and standardizes news and other content received from more than 65 newswire services and publishers in order to provide editorially superior and technically uniform products to its customers. The customers then package, integrate and distribute these products to their end-users. Comtex processes more than 25,000 unique real-time news stories each day. For each news story, processing includes adding stock ticker symbols, indexing by keyword and category, and converting the diverse publisher materials and formats received into XML, the industry standard delivery format.

Consistent with standard practice in the information aggregation industry, the Company generally has renewable long-term contractual relationships with those information providers and information distributors with which it does business. The Company generates revenues primarily from charges to distributors for the licensing of enhanced content, including CustomWires, TopNews products and publishers' full feeds. Distributor licenses typically consist of minimum royalty commitments and fixed fees for data communications and support. Royalties are based upon our customers' business and revenue models such that success in their chosen markets generates increasing revenues for the Company. Fees and royalties from information distributors comprise the majority of the Company's revenues. Fees and royalties due to information providers, along with telecommunications costs and employee payroll costs, comprise the majority of the Company's costs and expenses. The Company operates and reports in one segment, information services.

Amasys Corporation, ("Amasys") (the successor corporation to Infotechnology, Inc., "Infotech"), a Delaware corporation, legally or beneficially controls 2,153,437 (approximately 16%) of the issued and outstanding shares of the Company. In February 2002, C.W. Gilluly, Ed.D., the Chairman of the Board of Directors of both the Company and Amasys at that time, and his spouse, (the "Gillulys") exercised an option to acquire 2,130,503 shares owned by Amasys and exercised an option to acquire an additional 2,192,503 shares from the Company.


2.   GOING CONCERN

The accompanying financial statements have been prepared assuming
the Company will continue as a going concern.   As shown in the
accompanying consolidated financial statements, the Company has incurred recurring net losses for the years ended June 30, 2002 and 2003 and a significant decline in its revenue base. In addition, the Company has a working capital deficit of approximately $399,000 at June 30, 2003. The future operation of the Company is dependent upon its ability to generate positive cash flows from operations to cover its current and long-term obligations.

During the year ended June 30, 2003, management implemented cost reductions and plans to continue to reduce operating expenses, by implementing a lower cost technology infrastructure and reducing headcount. Additionally, management intends to renew its commitment to a wholesaler marketing model and incent customers to higher usage levels through a revised pricing structure. No assurance may be given that Comtex will be able to maintain the revenue base or the size of profitable operations that may be necessary to continue as a going concern.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Comtex News Network, Inc. and its wholly owned subsidiary nFactory Comtex, S.L. ("nFactory"). All significant intercompany transactions have been eliminated in consolidation. nFactory is no longer active.

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

Revenue Recognition

Information services revenues are recognized as services are rendered based on contractual terms such as usage, fixed fee, percentage of distributor revenues or other pricing models. Effective April 1, 2001, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. Previously, the Company recognized revenue for start-up fees upon execution of a contract for content services. The Company routinely completed implementation of its content feed to the customer at the time of execution. The Company now defers start-up fee revenues and recognizes revenue over the initial term of contracts for content services. The cumulative effect of the change was not material to the financial statements of the Company. Amounts received in advance are deferred and recognized over the service period.

Foreign Currency Translation

The Company has designated the Euro as the functional currency of its wholly-owned subsidiary in Spain. Accordingly, assets and liabilities are translated from the Euro into U.S. dollars at the end of period exchange rate, and revenues and expenses are translated at average monthly exchange rates. Foreign currency translation gains and losses were accumulated in stockholders' equity and reflected as a component of other comprehensive income or loss. Due to the termination of nFactory's operations on December 31, 2002, the foreign currency translation adjustment balance was removed from stockholders' equity and reported as a loss in the consolidated statement of operations. Total comprehensive loss for the years ended June 30, 2003 and 2002 was approximately $1,334,000 and $1,364,000, respectively.

Research and Development

The Company conducts ongoing research and development in the areas of product enhancement and quality assurance. Such costs are expensed as incurred. Product development costs for the fiscal years ended June 30, 2003, 2002 and 2001 were approximately
$272,000, $363,000 and $605,000, respectively.

Advertising

The Company engages in advertising and promotional activities to promote its products and services. Advertising costs are expensed as incurred. Advertising costs were approximately $16,000, $60,000 and $370,000 for the fiscal years ended June 30, 2003, 2002 and 2001, respectively.

Property and Equipment

Property and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred and the cost of renewals and betterments are capitalized.

Depreciation and amortization, which includes the amortization of assets under capital leases, are computed using the straight-line method over the estimated lives of the related assets - five years for furniture and fixtures, computer equipment and software development and three years for purchased software. Leasehold improvements are amortized using the straight-line method over the lesser of the lease term or the estimated useful lives of the related assets.

Software for Internal Use

The Company capitalizes certain costs incurred in the development of internal use software pursuant to the provisions of AICPA Statement of Position No. 98-1 (SOP 98-1), Accounting for the Costs of Computer Software for Internal Use. In accordance with SOP 98-1, the Company capitalizes internal software development costs incurred during the application development stage. Software development costs incurred prior to or subsequent to the application development stage are expensed as incurred.

Impairment of Long-Lived Assets

The Company evaluates, on a quarterly basis, long-lived assets to be held and used, including capitalized software, for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The evaluation is based on certain impairment indicators, such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If these impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, then an estimate of the undiscounted value of expected future operating cash flows is used to determine whether the asset is recoverable and the amount of any impairment is measured as the difference between the carrying amount of the asset and its estimated fair value. The fair value is estimated using valuation techniques such as market prices for similar assets or discounted future operating cash flows.

During fiscal year 2003, the Company determined that two asset groups were impaired and the Company recorded an impairment charge of approximately $499,000 in the consolidated statement of operations. Discounted future operating cash flows were used in estimating the fair value of the asset groups.

Income Taxes

The Company accounts for income taxes in accordance with SFAS
No. 109, Accounting for Income Taxes. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when the Company cannot make the determination that it is more likely than not that some portion or all of the related tax asset will be realized.

Stock-based Compensation

SFAS No. 123 (SFAS 123), Accounting for Stock-Based Compensation, requires that companies either recognize compensation expense for grants of stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income (loss) and net income (loss) per share in the notes to the financial statements. At June 30, 2003, the Company has a stock-based compensation plan, which is described more fully in Note 10. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board Opinion
No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation cost has been recognized under SFAS 123 for the Company's employee stock option plan. Had compensation cost for the awards under the plan been determined based on the grant date fair values, consistent with the method required under SFAS 123, the Company's net
(loss)/income and net (loss)/income per share would have increased/decreased to the pro forma amounts indicated below:


                                                              Fiscal Year Ended June 30,
                                                         2003              2002             2001
                                                   ---------------     -------------     ------------
Net  (Loss)/Income, as reported                     $   (1,336,860)   $   (1,361,023)      $  265,453
Deduct:  Stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects                 147,123           425,977          310,469
                                                   ---------------     --------------   -------------
Pro Forma Net (Loss)                                $   (1,483,983)    $  (1,787,000)    $    (45,016)
                                                   ===============     ==============   =============
Basic (Loss)/Income Per Share, as reported          $        (0.10)    $      (0.12)     $      0.03
Diluted (Loss)/Income Per Share, as reported        $        (0.10)    $      (0.12)     $      0.02
Basic (Loss) Per Share, pro forma                   $        (0.11)    $      (0.16)     $     (0.00)
Diluted (Loss) Per Share, pro forma                 $        (0.11)    $      (0.16)     $     (0.00)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                              Fiscal Year Ended June 30,
                                         2003           2002            2001
                                    --------------  -------------   -------------
Risk free rate of interest          3.25% to 4.82% 4.09% to 4.82%  4.82% to 6.22%
Expected dividend yield                   0%             0%              0%
Expected life in years                    5               5               5
Expected Voatility                   1.10 to 1.23   1.10 to 1.23    1.10 to 1.56


Risks and Uncertainties

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable. The Company periodically performs credit evaluations of its customers' financial condition and generally does not require collateral on accounts receivable. For the fiscal year ended June 30, 2003, one of the Company's customers accounted for approximately 10.1% of gross revenues. No individual customer accounted for 10% or more of gross revenues for the fiscal years ended June 30, 2002 or 2001. The Company maintains reserves on accounts receivable and, to date, credit losses have not exceeded management's expectations.

Earnings per Common Share

Basic earnings per share ("EPS") is calculated by dividing net income/(loss) by the weighted average common shares outstanding. Diluted EPS is calculated similarly, except that it includes the assumed exercise of stock options as long as the effect is not anti-dilutive.

Fair Value of Financial Instruments

Accounts receivable, accounts payable and other accrued expenses and other current assets and liabilities are carried at amounts which reasonably approximate their fair values because of the relatively short maturity of those instruments. It is not practical to estimate the fair value of the Company's Long-term Note Payable to Affiliate due to its unique nature.

Recent Pronouncements

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 146 (SFAS
146), Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs in a Restructuring). SFAS 146 specifies that a liability for a cost associated with an exit or disposal activity is incurred when the definition of a liability in Concepts Statement 6, Elements of Financial Statements, is met. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company implemented SFAS 146 in October 2002 related to the termination of nFactory's operations, as discussed in Note 7.

In December 2002, the FASB issued SFAS No. 148 (SFAS 148), Accounting for Stock-Based Compensation-Transition and Disclosure, which amends SFAS 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123 to require disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company will continue to account for its employee stock option plans in accordance with APB 25 and related interpretations, which results in no charge to earnings when options are issued at fair market value. Therefore, at this time, the Company has adopted the disclosure rules of SFAS No. 148 and does not expect that this statement will have a material impact on its financial statements.

Reclassifications

Certain fiscal year 2002 and 2001 amounts have been reclassified to conform to the fiscal year 2003 presentation.


4.   RELATED PARTY TRANSACTIONS

Note Payable to Amasys

In August 2001, Amasys and Comtex signed an amendment to the Note Payable to Amasys, (Second Amendment to Amended, Consolidated and Restated 10% Senior Subordinated Secured Note) (the "Amended Note") extending the due date of the note until July 1, 2008. In addition to the extension of the term, the Amended Note includes a provision for Amasys to convert all or a portion of the outstanding principal amount, plus accrued interest, into common stock of Comtex. The Amended Note is convertible at a price of $1.00 per share, which price increases by $0.10 upon each anniversary of the amendment.

The Amended Note bears interest at a rate of 10% on the principal balance of approximately $857,000 and $915,000 at June 30, 2003 and 2002, respectively. The Amended Note is collateralized by a continuing interest in all receivables, all products of such receivables and the proceeds thereof, all purchase orders, and all patents and technology now or hereafter held or received by the Company. The outstanding principal balance of the Amended Note is due at maturity.

Stock Option Transfer

During fiscal years 2002 and 2001, the Gillulys transferred 238,500 and 242,000, respectively, of their stock options, which were fully exercisable at $0.10 per share, to certain members of management. This transfer resulted in compensation expense to the Company of approximately $7,000 and $315,000 for fiscal years 2002 and 2001, respectively. Of these transferred options, 337,500 were exercised in February 2002.


5.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at June 30:

                                                            2003                2002
                                                       --------------     --------------
Computer Equipment                                     $    2,023,357      $    2,814,878
Furniture and Fixtures                                        386,792             431,247
Purchased Software and Software Development                 2,571,137           2,911,770
Leasehold Improvements                                        197,421             183,979
Other Equipment                                                 8,064              14,064
                                                       --------------      --------------
                                                            5,186,771           6,355,938
Less Accumulated Depreciation and Amortization            (3,119,622)          (2,910,912)
                                                       --------------      --------------
Property and Equipment, Net                            $    2,067,149      $    3,445,026
                                                       ==============      ==============




6.   CAPITAL LEASE OBLIGATIONS

In May 2002, the Company entered into a $50,000, three-year capital lease agreement with Compaq Financial Services to purchase software and related maintenance. The lease calls for monthly installments of $1,755 and expires in April 2005. In September 2002, the Company obtained a two-year financing agreement for $76,000 to purchase software and related maintenance with HP Financial Services that expires August 2004. The lease calls for monthly installments of $3,634. The leased software is capitalized using the interest rates appropriate at the inception of the lease.

Assets held under capital leases are reported as property and equipment as follows:

                                           June 30,
                                       2003        2002
                                     ---------   --------
        Purchased software            $121,487   $ 45,500
        Accumulated depreciation        38,802      2,528

Future minimum lease payments under capital lease obligations at June 30, 2003 are as follows:

               Fiscal Year Ending June 30,
                          2004                    $    64,668
                          2005                         24,818
                                                  ------------
                                                       89,486
        Less amounts representing interest             (9,378)
                                                  ------------
        Present value of net minimum payments          80,108
        Less current portion                          (56,625)
                                                  ------------
        Long-term portion                         $    23,483
                                                  ============

7.   RESTRUCTURING ACTIVITIES

The Company recorded termination benefits associated with the shutdown of nFactory of approximately $44,000 including the termination of all three employees in the Madrid office. The costs other than termination benefits consisted of approximately $13,000 related to the disposal of assets and approximately $7,000 in foreign currency loss. These amounts are included in technical operations and support, sales and marketing and other expense in the consolidated statement of operations for the fiscal year ended June 30, 2003. All amounts have been paid as of the fiscal year end.

Further, in October 2002, Comtex vacated leased premises of approximately 7,000 square feet and consolidated employees into the remaining premises. The Company recorded a charge of approximately $126,000 in October 2002, which represented the Company's remaining lease obligation offset by any rental income. This amount was recorded in general and administrative expenses in the consolidated statement of operations. Approximately $10,000 of this amount is accrued as of June 30, 2003 and will be paid in the first quarter of fiscal year 2004.

During the fiscal year ended June 30, 2003, the Company implemented reductions in workforce impacting approximately 15 employees. Severance expense of approximately $88,000 in the aggregate was recorded and is reflected in technical operations and support, product development, sales and marketing and general and administrative expenses in the consolidated statement of operations. Approximately $33,500 of this amount is accrued as of June 30, 2003 and will be paid in fiscal year 2004.


8.   EARNINGS PER COMMON SHARE

     The following table sets forth the computation of basic and diluted earnings per common share:

                                                      Fiscal Year Ended June 30,
                                                 2003              2002             2001
                                           --------------     -------------     ------------
Numerator:
 Net (loss)/income                          $  (1,336,860)    $ (1,361,023)     $    265,453
                                           ===============    =============     ============
Denominator:
Denominator for basic (loss)/income per
share - weighted average shares                13,184,219       11,348,923       10,026,735
Effect of dilutive securities:
 Stock options                                  -                 -               3,942,355
                                           --------------     -------------     ------------
 Denominator for diluted (loss)/income per
share                                          13,184,219       11,348,923       13,969,090
                                           ===============    =============     ============

Basic (loss)/income per common share           $     (.10)      $     (.12)       $      .03

Diluted (loss)/income per common share         $     (.10)      $     (.12)       $      .02

9.   INCOME TAXES

Income taxes included in the Statements of Operations consist principally of state income taxes and local franchise taxes. The tax provision for continuing operations differ from the amounts computed using the statutory federal income tax rate as follows:

                                                  2003    2002    2001
                                                 ------  ------  -----
Provision at statutory federal income tax rate   (34%)   (34%)    34%
Provision  - state income tax                     (4)     (4)      4
Change in valuation allowance                      38      38     (38)
                                                 ------  ------  -----
 Effective income tax rate                          0%      0%      0%
                                                 ======  ======  ======

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes.

     Significant components of the deferred tax assets and liabilities were as follows:

                                                        As of June 30,
                                                       2003       2002
                                                    ----------- -----------
Deferred tax assets:
    Amortization                                        18,156      19,600
    Net operating loss carryforwards                 1,535,436   1,240,635
    Allowance for bad debts                             53,390     114,054
    Options to executives                                3,336       2,538
    Accruals                                           205,469     339,959
    Note receivable reserve                                  -      34,132
    Alternative minimum tax credit carryforward              -      13,865
    Other                                                1,254         456
                                                    ----------- -----------
        Total deferred tax assets                    1,817,041   1,765,239

Deferred tax liabilities:
    Depreciation / Amortization                      (183,135)   (188,035)
                                                    ----------- -----------

        Total deferred tax liabilities               (183,135)   (183,035)
                                                    ----------- -----------

            Deferred tax assets less liabilities     1,633,907   1,577,204

            Less:  Valuation allowance              (1,633,907) (1,577,204)
                                                    ----------- -----------
Net deferred tax asset (liability)                  $       -   $       -
                                                     =========  ===========

The Company has net operating loss (NOL) carryforwards available to offset future taxable income of approximately $4,040,000 as of June 30, 2003. The net change in valuation allowance during 2003 was an increase of approximately $57,000. The NOL carryforwards expire beginning in the year 2004 through 2023. Utilization of these net operating losses may be subject to limitations in the event of significant changes in stock ownership of the Company.

In assessing the realizability of its net deferred tax assets, management considers whether it is more likely than not that some portion or all of the net deferred tax assets are realizable. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of June 30, 2003, the Company provided a full valuation allowance of approximately $1,634,000 against its net deferred tax assets as the recovery of these assets is not reasonably assured.


10.  STOCK OPTION PLAN

The Company's 1995 Stock Option Plan (the "1995 Plan") provides for both incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options to purchase shares by key employees, consultants and directors of the Company. The Company has 4,550,000 shares reserved for issuance under the 1995 Plan as of June 30, 2003, subject to annual increases as determined by the Board of Directors. The exercise price of an incentive stock option is required to be at least equal to 100% of the fair market value of the Company's common stock on the date of grant (110% of the fair market value in the case of options granted to employees who are 10% shareholders). The exercise price of a non-qualified stock option is required to be not less than the par value, nor greater than the fair market value, of a share of the Company's common stock on the date of the grant. The term of an incentive or non-qualified stock option may not exceed ten years (five years in the case of an incentive stock option granted to a 10% stockholder), and generally vest within three years of issuance.



     Information with respect to stock options under the 1995
Plan is as follows:

                            2003                   2002                  2001
                   -------------------------------------------------------------------
                                Weighted-             Weighted-              Weighted-
                                Average               Average                Average
                                Exercise              Exercise               Exercise
                     Shares       Price      Shares     Price      Shares     Price
                   -------------------------------------------------------------------
Outstanding at
beginning of year   1,966,177    $   0.89  1,964,090   $   1.19  1,633,805   $    0.84

Granted             1,686,200        0.16    859,500       0.49    717,125        2.45

Exercised                   -           -   (329,725)      0.20   (134,180)       0.48

Expired/
Forfeited           (779,519)        1.00   (527,688)      1.77   (252,660)       2.90
                   ----------              ---------              ---------
Outstanding at
end of year         2,872,858        0.43  1,966,177       0.89  1,964,090        1.19
                   ==========              =========             ==========
Options
exercisable at
end of year         1,916,013        0.50  1,023,682       0.73  1,208,700        0.52

Weighted
average fair
value of options
granted                           $  0.13               $  0.42               $   1.98

The following table summarizes information about the stock options outstanding at June 30, 2003:

                    Outstanding                             Exercisable
------------------------------------------------       --------------------
                                        Weighted-
                            Weighted-    Average                  Weighted-
                 Number of   Average    Remaining      Number of   Average
 Exercise Price   Shares    Exercise   Contractual      Shares    Exercise
                              Price   Life (years)                  Price
-------------------------------------------------------------------------
  $ 0.10-0.63    2,554,198  $   0.18      6.82         1,647,713   $  0.21
  $ 0.86-1.81      127,660  $   1.64      5.95            93,960   $  1.68
  $ 2.05-4.88      191,000  $   2.56      4.04           174,340   $  2.52
                 ---------                             ---------
                 2,872,858                             1,916,013
                 =========                             =========

11.  EMPLOYEE STOCK PURCHASE PLAN

In December 1997, stockholders approved the 1997 Employee Stock Purchase Plan. The Company has 600,000 shares reserved for issuance under the Plan as of June 30, 2003. The purpose of the Plan is to secure for the Company and its stockholders the benefits of the incentive inherent in the ownership of Common Stock by present and future employees of the Company. The Plan is intended to comply with the terms of Section 423 of the Internal Revenue Code of 1986, as amended, and Rule 16b-3 of the Securities Exchange Act of 1934. Under the terms of the Plan individual employees may pay up to $10,000 per calendar year for the purchase of the Company's common shares at 85% of the determined market price.


12.  SUPPLEMENTARY INFORMATION

Interest

The Company made payments for interest of $102,000, $96,000 and $103,000 for the fiscal years ended June 30, 2003, 2002 and 2001, respectively.



Allowance for Doubtful Accounts

     The following table summarizes activity in the allowance for doubtful accounts:

                                                    Fiscal Year Ended June 30,
                                                 2003          2002           2001
                                              ----------    ---------      ----------
Beginning Balance                              $ 300,143     $ 553,896     $  314,331
Additions - charged to operating expenses         53,472       412,497        823,850
Write-Offs                                      (213,115)     (666,250)      (584,285)
                                              ----------    ----------     ----------
Balance at End of Year                         $ 140,500     $ 300,143     $  553,896
                                              ==========    ==========     ==========

13.  COMMITMENTS AND CONTINGENCIES

The Company leases office space under noncancelable operating leases that expire August 31, 2003 and August 31, 2008. The leases require fixed escalations and payment of property taxes, insurance and maintenance costs.

     The future minimum rental commitments under operating leases are as follows:

  Fiscal year       Minimum Rental
ending June 30,      Commitments
---------------     ---------------
     2004            $      490,145
     2005                   484,019
     2006                   498,540
     2007                   513,496
     2008                   528,911
2009 and beyond              88,582
                    ---------------
                      $   2,603,693
                    ===============

Rent expense under all operating leases totaled approximately
$649,000, $595,000 and $554,000 for the fiscal years ended June 30, 2003, 2002 and 2001, respectively.

On July 17, 2001, the Company filed a breach of contract action against Infospace, Inc. ("Infospace"), a former customer, in the United States District Court for the Eastern District of Virginia for payments owed under contracts with the defendant corporation. The suit is captioned Comtex News Network, Inc. v. Infospace, Inc. Case Number CV01-1108-A. On August 13, 2001, Infospace filed an Answer and Counterclaim alleging that Comtex breached its agreement and sought damages for lost business, loss of reputation and good will.

On March 11, 2002, the court rendered a directed verdict in favor of Infospace on the breach of contract claim and Infospace withdrew the counterclaim without prejudice. Infospace also filed a petition with the court for reimbursement of attorneys' fees and costs.

On April 9, 2002, Comtex filed a Notice of Appeal to reverse the lower court decision. The case was fully briefed before the United States Court of Appeals for the Fourth Circuit.

On August 13, 2002 the Court issued an order awarding attorneys' fees of approximately $393,000 to Infospace, with costs to be determined. Infospace also petitioned the Court to require the Company to reimburse Infospace for approximately $201,000 in costs. The Company recorded an accrual at June 30, 2002, to provide for the estimated exposure upon resolution of this matter.

On December 10, 2002, Comtex and Infospace entered into an agreement settling the pending litigation between them, resulting in a payment of $200,000 to Infospace. Pursuant to this agreement, the parties entered into mutual releases and each party denied liability to the other party. Based on this settlement, the Company reversed $394,000 in accrued costs at June 30, 2002 as a reduction in general and administrative expenses in the consolidated statement of operations for the fiscal year ended June 30, 2003.

In July 2003, the Company commenced negotiations with its landlord regarding termination of the lease obligation at 4900 Seminary
Road. As part of the negotiations the landlord filed suit in Alexandria General District Court for approximately $92,000 in unpaid rent and late fees through September 30, 2003. Negotiations are still underway and the outcome is currently indeterminate.

The Company is also involved in routine legal proceedings occurring in the ordinary course of business, which in the aggregate are believed by management to be immaterial to the Company's financial condition.


14.  401(K) PLAN

The Company has a 401(k) plan available to all full-time employees who meet a minimum service requirement. Employee contributions are voluntary and are determined on an individual basis with a maximum annual amount equal to the maximum amount allowable under federal tax regulations. All participants are fully vested in their contributions. The 401(k) plan provides for discretionary Company contributions. The Company did not make any contributions during the fiscal years ended June 30, 2003, 2002 and 2001.



15.  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

During the fourth quarter of fiscal 2003, the Company identified an adjustment that resulted in a restatement of previously issued quarterly financial statements for the fiscal year ended June 30, 2003. The adjustment related to the abandonment of office space in the quarter ended December 31, 2002, as discussed in Note 7. The following is a summary of previously reported quarterly financial information restated to reflect the adjustment:

                                                      Quarter Ended:
                                   -----------------------------------------------------

                                    September    December 31,   March 31,     June 30,
                                     30, 2002        2002         2003          2003
                                   -----------------------------------------------------
Revenues                           $  2,431,498   $ 2,430,124  $ 2,287,394   $ 2,119,388
Gross Profit                          1,444,465     1,443,406    1,309,958     1,183,407
Net Income/(Loss), as reported         (267,473)      271,991     (168,032)   (1,116,955)
Adjustment for lease liability                        (89,726)      33,335

Net Income/(Loss), restated                           182,265    ( 134,697)
Net Income/(Loss) per share,
basic, as reported                 $      (0.02)  $      0.02  $    ( 0.01)   $    (0.08)

Adjustment for lease liability                    $     (0.01) $    ( 0.00)
Net Income/(Loss) per share,
basic, restated                                   $      0.01  $    ( 0.01)

Net Income/(Loss) per share,
diluted, as reported               $      (0.02)  $      0.02  $     (0.01)   $    (0.08)

Adjustment for lease liability                    $     (0.01) $    ( 0.00)

Net Income/(Loss) per share,
diluted, restated                                 $      0.01  $    ( 0.01)



                                                             Quarter Ended:
                                         -----------------------------------------------------

                                           September   December 31,    March 31,     June 30,
                                           30, 2001        2001          2002          2002
                                         -----------------------------------------------------
Revenues                                  $  3,464,051   $ 3,197,808  $ 2,901,678   $ 2,684,157
Gross Profit                                 2,281,975     2,095,141    1,796,638     1,600,045
Net Income/(Loss)                               69,397         2,967     (483,670)     (949,717)

Net Income/(Loss) per share basic         $       0.01   $      0.00  $     (0.04)  $     (0.07)

Net Income/(Loss) per share, diluted      $       0.01   $      0.00  $     (0.04)  $     (0.07)
