Form 10-Q
period 2003-09-30
COMTEX NEWS NETWORK INC
filed 2003-11-14
CIK 352988

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q
(Mark One)

   X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003 or

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

                    625 N. Washington Street
                            Suite 301
                   Alexandria, Virginia 22314
            (Address of principal executive offices)

                         (703) 820-2000
       Registrant's Telephone number, including area code


                         Former address:
                  4900 Seminary Road, Suite 800
                   Alexandria, Virginia 22311

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

As of November 10, 2003, 13,582,903 shares of the Common Stock of the registrant, par value $0.01 per share, were outstanding.

                    COMTEX NEWS NETWORK, INC.
                        TABLE OF CONTENTS



Part I    Financial Information:                            Page
No.

    Item 1.  Financial Statements

               Consolidated Balance Sheets                      3
                as of September 30, 2003 (unaudited)
                and June 30, 2003

               Consolidated Statements of Operations            4
                for the Three Months Ended
                September 30, 2003 and 2002 (unaudited)

               Consolidated Statements of Cash Flows            5
                for the Three Months Ended
                September 30, 2003 and 2002 (unaudited)

               Notes to Financial Statements                    6

    Item 2.  Management's Discussion and Analysis               8
                 of Financial Condition and Results
                 of Operations

    Item 3.  Quantitative and Qualitative Disclosure
                 about Market Risk                             12

    Item 4.  Controls and Procedures                           12

Part II   Other Information:

          Item 1.  Legal Proceedings                           12
          Item 2.  Changes in Securities and Use of Proceeds   12
          Item 3.  Defaults Upon Senior Securities             13
          Item 4.  Submission of Matters to a Vote of
                     Security Holders                          13
          Item 5.  Other Information                           13
          Item 6.  Exhibits and Reports on Form 8-K            13


SIGNATURES                                                     14

                                  COMTEX NEWS NETWORK, INC.
                                 CONSOLIDATED BALANCE SHEETS

                                                            September 30, 2003     June 30,
                                                               (unaudited)           2003
ASSETS

 CURRENT ASSETS
Cash                                                        $         558,946    $     464,981
Accounts Receivable, Net of Allowance of $139,750 and
 $140,500, at September 30, 2003 and June 30, 2003,
 respectively                                                         795,104          779,136
Prepaid Expenses and Other Current Assets                              60,250           86,787
                                                           ------------------      --------------
          TOTAL CURRENT ASSETS                                      1,414,300        1,330,904

    PROPERTY AND EQUIPMENT, NET                                     1,857,649        2,067,149

    DEPOSITS AND OTHER ASSETS                                          74,655           74,988
                                                           ------------------      --------------
TOTAL ASSETS                                               $        3,346,604    $   3,473,041

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable and Other Accrued Expenses               $       1,361,117     $   1,081,671
  Accrued Payroll Expense                                             297,393           463,699
  Deferred Revenue                                                     83,884           127,634
  Capital Lease Obligations, Current                                   56,625            56,625
                                                           ------------------      --------------
           TOTAL CURRENT LIABILITIES                                1,799,019         1,729,629

    LONG-TERM LIABILITIES:
  Capital Lease Obligations, Long-Term                                 10,072            23,483
  Long-Term Note Payable - Affiliate                                  856,954           856,954
  Deferred Rent                                                        85,437            77,353
                                                           ------------------      --------------
           TOTAL LONG-TERM LIABILITIES                                952,463           957,790

TOTAL LIABILITIES                                                   2,751,482         2,687,419

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY
Common Stock, $0.01 Par Value - 25,000,000 Shares
Authorized; Shares issued  and outstanding: 13,582,903 and            135,829           132,452
13,245,170 at September 30, 2003 and June 30, 2003,
respectively
Deferred Compensation                                                 (40,000)              -
Additional Paid-In Capital                                         12,309,441        12,211,181
Accumulated Deficit                                               (11,810,148)      (11,558,011)
                                                           ------------------     ---------------
TOTAL STOCKHOLDERS'  EQUITY                                           595,122           785,622

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $       3,346,604      $  3,473,041
                                                           ==================     ===============

The accompanying "Notes to Consolidated Financial Statements" are an integral part of these consolidated financial statements

                             COMTEX NEWS NETWORK, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)
                                                          Three months ended
                                                             September 30,
                                                   --------------------------------
                                                        2003               2002
                                                   --------------------------------
Revenues                                           $    2,172,921    $    2,431,498

Cost of Revenues
(including depreciation and amortization expense
of approximately $99,000 and $114,000 for the
three months ended September 30, 2003 and 2002,
respectively)                                             932,257           985,116
                                                   --------------     -------------
  Gross Profit                                          1,240,664         1,446,382

Operating Expenses
 Technical Operations and Support                         606,961           556,401
 Sales and Marketing                                       85,279           281,259
 General and Administrative                               596,280           660,527
 Stock-based Compensation                                  27,864                -
 Depreciation and Amortization                            152,770           190,425
                                                   --------------     -------------
  Total Operating Expenses                              1,469,154         1,688,612

  Operating Loss                                         (228,490)         (242,230)

Other (Expense)/Income
 Interest Expense                                         (24,138)          (25,430)
 Other Income                                                 916               612
                                                   --------------     -------------
    Other Expense, net                                    (23,222)          (24,818)
                                                   --------------     -------------
Loss Before Provision for Income Taxes                   (251,712)         (267,048)

Provision for Income Taxes                                    425               425
                                                   --------------     -------------
Net Loss                                           $     (252,137)     $   (267,473)
                                                   ===============    ==============

Basic and Diluted Loss Per Common Share            $        (0.02)     $      (0.02)
                                                   ===============    ==============
Weighted Average Number of Common Shares               13,507,851        13,140,893
                                                   ===============    ==============

The accompanying "Notes to Consolidated Financial Statements" are an integral part of these consolidated financial statements

                              COMTEX NEWS NETWORK, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                               Three Months Ended
                                                                 September 30,
                                                           --------------------------
                                                              2003            2002
                                                         -------------      ------------
Cash Flows from Operating Activities:
 Net Loss                                                $   (252,137)      $ (267,473)
Adjustments to reconcile net loss to net cash
 provided by/(used in) operating activities:
  Depreciation and Amortization Expense                       252,166          303,985
  Bad Debt Expense (Recovery)                                 (28,680)          21,000
  Stock Based Compensation                                     27,864              -
  Changes in Assets and Liabilities:
   Accounts Receivable                                         12,712          115,545
   Prepaid Expenses and Other Current Assets                   26,537           26,840
   Deposits and Other Assets                                      333           (7,530)
   Accounts Payable and Accrued Expenses                      279,446         (193,529)
   Accrued Payroll Expenses                                  (166,306)         (45,524)
   Deferred Revenue                                           (43,750)         (29,475)
   Deferred Rent                                                8,084               -
                                                          -------------      ------------
Net Cash provided by/(used in) Operating Activities           116,269          (76,161)

Cash Flows from Investing Activities:
 Purchases of Property and Equipment                          (42,666)         (92,251)
                                                         -------------      ------------
Cash used in Investing Activities                             (42,666)         (92,251)

Cash Flows from Financing Activities:
 Payments on Note Payable - Affiliate                               -           (6,000)
 Payments of Capital Lease Obligations                        (13,411)          (6,183)
 Proceeds from Exercise of Stock Options                       33,773                -
                                                         -------------      ------------
Net Cash provided by/(used in) Financing Activities            20,362          (12,183)
                                                         -------------      ------------
  Effect of Exchange Rate Changes on Cash                           -               13
                                                         -------------      ------------
Net Increase/(Decrease) in Cash                                93,965         (180,582)

Cash at Beginning of Period                                   464,981          860,548
                                                         -------------      ------------
Cash at End of Period                                    $    558,946      $   679,966
                                                         =============      ============

The accompanying "Notes to Consolidated Financial Statements" are an integral part of these consolidated financial statements

                    COMTEX NEWS NETWORK, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                       September 30, 2003

1.   Basis of Presentation

The accompanying interim consolidated financial statements of Comtex News Network, Inc. (the "Company" or "Comtex") and its wholly owned subsidiary, nFactory Comtex, S.L.(inactive as of December 31 2002), are unaudited, but in the opinion of management reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet at June 30, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003 ("2003 Form 10-K"), filed with the Securities and Exchange Commission on September 25, 2003.

In December 2002, the FASB issued SFAS No. 148 (SFAS 148), Accounting for Stock-Based Compensation-Transition and Disclosure, which amends SFAS No. 123 (SFAS 123), Accounting for Stock-Based Compensation. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123 to require disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company will continue to account for its employee stock option plans in accordance with APB 25 and related interpretations, which results in no charge to earnings when options are issued at fair market value. Therefore, at this time, the Company has adopted the disclosure rules of SFAS No. 148 and does not expect that this statement will have a material impact on its financial statements.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:


                                                         Three Months Ended
                                                            September 30,
                                                       2003                2002
                                                -----------------     ---------------
 Net Loss, as reported                          $       (252,137)     $     (267,473)
 Deduct:  Total stock-based employee
 compensation expense determined under fair-
 value-based method for all awards, net of
 related tax effects                                     169,236              34,097
                                                -----------------     ---------------
 Pro Forma Net Loss                             $       (421,373)     $     (301,570)
                                                =================     ===============
 Basic and Diluted Loss Per Share, as reported     $       (0.02)        $     (0.02)
 Basic and Diluted Loss Per Share, pro forma       $       (0.03)        $     (0.02)

The per share weighted-average fair value of stock options granted for the three month periods ended September 30, 2003 and 2002 was $0.26 and $0.30 respectively, on the grant date with the following weighted average assumptions:

                                      Three Months Ended
                                        September 30,
                                   2003               2002
                              --------------     ---------------
  Expected dividend yield           0%                 0%
  Risk-free interest rate     3.56% - 4.49%       3.25% - 4.82%
  Expected life (in years)          10                  5
  Volatility                       1.5             1.10 - 1.23

The Company accounts for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued based on the fair value of the equity instruments issued in accordance with the EITF 96-18, Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, or in Conjunction With Selling Goods or Services.

Loss per share is presented in accordance with the provisions of SFAS No. 128, "Earnings Per Share" ("EPS"). Basic EPS excludes dilution for potentially dilutive securities and is computed by dividing losses available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Diluted net loss per share is equal to basic net loss per share since all potentially dilutive securities are anti-dilutive for each of the periods presented.

Certain amounts for the three months ended September 30, 2002, and as of June 30, 2003, have been reclassified to conform to the presentation as of and for the three months ended September 30, 2003.


2.   Income Taxes

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


3.   Commitments and Contingencies

In July 2003, the Company commenced negotiations with its landlord regarding the proposed termination of the lease obligation at 4900 Seminary Road. As part of the negotiations the landlord filed suit on September 3, 2003 in Alexandria General District Court in the Commonwealth of Virginia for approximately $92,000 in unpaid rent and late fees through September 30, 2003. These amounts are included in accounts payable and other accrued expenses at September 30, 2003. Negotiations are still underway and the outcome is currently indeterminate.

We are also involved in routine legal proceedings occurring in the ordinary course of business, which in the aggregate are believed by management to be immaterial to our financial condition.


Item 2.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Form 10-Q and the consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended June 30, 2003 filed with the Securities and Exchange Commission on September 25, 2003. Historical results and percentage relationships among any amounts in the Consolidated Financial Statements are not expected to be indicative of trends in operating results for any future period.


Forward-looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those contemplated in these forward-looking statements. In particular, the risks and uncertainties include those described in our annual report on Form 10-K for the year ended June 30, 2003 and in other periodic Securities and Exchange Commission filings. These risks and uncertainties include, among other things, the consolidation of the Internet news market; competition within our markets; the financial stability of our customers; maintaining a secure and reliable news-delivery network; maintaining relationships with key content providers; attracting and retaining key personnel; the volatility of our Common Stock price; successful marketing of our services to current and new customers; and operating expense control.

Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise the information contained in this Form 10-Q, whether as a result of new information, future events or circumstances or otherwise.


RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2003, to the three months ended September 30, 2002

During the three months ended September 30, 2003, we incurred an operating loss of approximately $228,000, compared to an operating loss of approximately $242,000 during the three months ended September 30, 2002. We reported a net loss of approximately $252,000 during the three months ended September 30, 2003, compared to a net loss of approximately $267,000 for the three months ended September 30, 2002. As discussed below, the incremental improvements in operating and net losses are due primarily to decreased operating expenses, partially offset by decreases in gross revenues and gross profit margins.

Revenues consist primarily of royalty revenues and fees from the licensing of content products to information distributors. During the three months ended September 30, 2003, total revenues were approximately $2,173,000, or approximately $259,000 (11%) less than the total revenues for the three months ended September 30, 2002. The decline in revenues is due to a loss of clients as a result of business closures, primarily in the Internet and personal investor markets, as well as reductions in our distributor clients' royalties based on their declining revenues.

Our cost of revenues consists primarily of content license fees and royalties to information providers, depreciation and amortization expense on our production software, and data communication costs for the delivery of our products to customers. The cost of revenues for the three months ended September 30, 2003 was approximately $932,000 or approximately $53,000 (5%) less than the cost of revenues for the three months ended September 30, 2002. The decrease in cost is due to a decrease in content royalties of approximately $31,000, based on decreased revenues for the period; a decrease of approximately $8,000 in data communication costs to receive and distribute content; and a decrease of approximately $14,000 in depreciation and amortization expense based on the write-off of a product offering during the 2003 fiscal year. The decrease in content royalties is limited by fees required to be paid to certain information providers and, therefore, does not directly track the decrease in revenues.

The gross profit for the three months ended September 30, 2003 was approximately $1,241,000 or approximately $206,000 (14%) less than the gross profit for the same period in the prior year. The gross profit as a percentage of revenue declined for the three months ended September 30, 2003 to approximately 57% from approximately 60% for the three months ended September 30, 2002. The decline is based on the decrease in revenues with a lesser corresponding decrease in content royalties as discussed above.

Total operating expenses for the three months ended September 30, 2003 were approximately $1,469,000, representing an approximate $219,000 (13%) decrease in operating expenses from the three months ended September 30, 2002. This decrease in expenses resulted from decreases in sales and marketing, general and administrative expenses and depreciation and amortization expenses, partially offset by an increase in technical operations and support expense and stock-based compensation.

Technical operations and support expenses during the three months ended September 30, 2003 increased approximately $51,000 (9%) from these expenses in the three months ended September 30, 2002. The increase is primarily related to fees for consultants providing technical management, systems administration and programming services to streamline and migrate our production data center to an offsite, hosted facility, partially offset by decreases in personnel.

Sales and marketing expenses decreased by approximately $196,000 (70%) for the three months ended September 30, 2003 compared to the three months ended September 30, 2002. The decrease is the result of decreases in personnel and related expenses compared to the same quarter in the previous year.

General and administrative expenses for the three months ended September 30, 2003 were approximately $64,000 (10%) less than these expenses during the three months ended September 30, 2002. This decrease in expenses resulted primarily from decreases in personnel, decreased consulting fees related to business development and a decrease in bad debt expense based on the recovery of previously written-off accounts receivable. The decrease was partially offset by increases in accounting fees related to the fiscal year 2003 audit engagement, board of director fees related to an increase in the number of meetings held and fees paid to recruit new executive staff.

Stock-based compensation of approximately $28,000 related to the conversion of an incentive stock option to a non-qualified stock option to a member of the Board of Directors and warrants granted to a consultant during the three months ended September 30, 2003. No such grants were made during the same period in the prior year.

Depreciation and amortization expense for the three months ended September 30, 2003 was approximately $38,000 (20%) lower than the expense during the same period in the prior year. The decrease was due primarily to the disposal of two asset groups that were determined to be impaired in the fourth quarter of the fiscal year ended June 30, 2003.

Other expense, net of other income, for the three months ended September 30, 2003 decreased approximately $2,000, or 6%, compared to the three months ended September 30, 2002. The decrease was primarily due to reduced interest expense on the related party note payable.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

For the three months ended September 30, 2003, we incurred an operating loss of approximately $228,000 and a net loss of approximately $252,000. At September 30, 2003, we had a working capital deficit of approximately $385,000, as compared with a working capital deficit of approximately $399,000 at June 30, 2003. We had net stockholders' equity of approximately $595,000 at September 30, 2003, as compared to net stockholders' equity at June 30, 2003 of approximately $786,000. The decrease in stockholders' equity is primarily due to the net loss incurred during the three months ended September 30, 2003, partially offset by the exercise of stock options.

For the three months ended September 30, 2003, operating activities generated approximately $116,000 in cash. We had cash of approximately $559,000 at September 30, 2003, compared to approximately $465,000 at June 30, 2003.

We made capital expenditures of approximately $43,000 during the three months ended September 30, 2003, primarily for the migration of our production data center to an offsite, hosted facility. Financing activities produced approximately $20,000 in cash from the exercise of stock options partially offset by payments made on capital leases.


The Company's future contractual obligations and commitments as of September 30, 2003 are as follows:

                                      Amounts Due by Period:
                                                                        2009 and
                    2004       2005      2006       2007      2008     thereafter
                  --------------------------------------------------------------
Operating Leases   $395,937   $562,399  $579,271   $537,361  $528,911     $88,582
Capital Leases       48,501     24,818         -          -         -           -
Note Payable              -          -         -          -         -     856,954
                  --------------------------------------------------------------
      Total        $444,438   $587,217  $579,271   $537,361  $528,911    $945,536


Currently we are dependent on our cash reserves to fund operations; however, we incurred net losses for the quarter ended September 30, 2003 and the years ended June 30, 2002 and 2003 and our revenue base has been declining. Assuming stability in the financial and corporate markets - our primary markets, we believe continuing control of operating expenses and a focus on revenue generation in both our existing customer base and potential new markets will generate positive operating cash flows to meet our obligations on a short-term basis. Our ability to meet our liquidity needs on a long-term basis depends on our ability to generate sufficient revenues and cash to cover our current obligations and to pay down our current and long-term debt obligations. Any further corporate consolidation or market deterioration affecting our customers could limit our ability to generate such revenues. No assurance may be given that we will be able to maintain the revenue base or the size of profitable operations that may be necessary to achieve our liquidity needs. In addition, no assurance may be given as to the outcome of the settlement negotiations, or if such negotiations are unsuccessful, the outcome of the litigation, with our former landlord, and the effect thereof on our cash reserves.

EBITDA, as defined below, was approximately $51,000 for the three months ended September 30, 2003 compared to EBITDA of approximately $62,000 for the three months ended September 30, 2002. The decrease for the three-month period is the result of reduced revenues. The table below shows the reconciliation from net loss to EBITDA.

                                            Three Months
                                         Ended September 30,
                                          2003        2002
                                      -------------------------
     Reconciliation to EBITDA:
       Net Loss                            (252)        (267)
      Stock Based Compensation               28            -
      Depreciation and Amortization         252          304
      Interest/Other Expense                 23           25
      Income Taxes                           -            -
                                      ---------     ----------
      EBITDA                           $     51      $    62

EBITDA consists of earnings before interest expense, interest and other income, income taxes, depreciation and amortization.
EBITDA does not represent funds available for management's discretionary use and is not intended to represent cash flow from operations. EBITDA should also not be construed as a substitute for operating income or a better measure of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles. EBITDA excludes components that are significant in understanding and assessing our results of operations and cash flows. In addition, EBITDA is not a term defined by generally accepted accounting principles, and as a result, our measure of EBITDA might not be comparable to similarly titled measures used by other companies.

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

          None.

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


Part II.  Other Information


Item 1.  Legal Proceedings

     In July 2003, the Company commenced negotiations with its landlord regarding the proposed termination of the lease obligation at 4900 Seminary Road. As part of the negotiations the landlord filed suit on September 3, 2003 in Alexandria General District Court in the Commonwealth of Virginia for approximately $92,000 in unpaid rent and late fees through September 30, 2003. These amounts are included in accounts payable and other accrued expenses at September 30, 2003. Negotiations are still underway and the outcome is currently indeterminate.

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

     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     (b)  Reports on Form 8-K

          On October 8, 2003 the Company filed a report on Form 8-K announcing a change in its certifying accountants.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               COMTEX NEWS NETWORK, INC.
                                   (Registrant)


     Dated:  November 14, 2003     By:  /S/ STEPHEN W. ELLIS
                                   Stephen W. Ellis
                                   Chairman and Chief Executive Officer
                                   (Principal Executive Officer)

                                   By:  /S/ ROBIN Y. DEAL
                                   Robin Y. Deal
                                   Vice President, Finance & Accounting
                                   (Principal Financial and
                                     Accounting Officer)