Form 10-Q
period 2003-12-31
COMTEX NEWS NETWORK INC
filed 2004-02-17
CIK 352988

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q
(Mark One)

   X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2003 or

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

As of February 10, 2004, 13,588,041 shares of the Common Stock of the registrant, par value $0.01 per share, were outstanding.

                    COMTEX NEWS NETWORK, INC.
                        TABLE OF CONTENTS



Part I    Financial Information:                            Page No.

    Item 1.  Financial Statements

               Consolidated Balance Sheets                     3
                as of December 31, 2003 (unaudited)
                and June 30, 2003

               Consolidated Statements of Operations           4
                for the Three and Six Months Ended
                December 31, 2003 and 2002 (unaudited)

               Consolidated Statements of Cash Flows           5
                for the Six Months Ended
                December 31, 2003 and 2002 (unaudited)

               Notes to Financial Statements                   6

    Item 2.  Management's Discussion and Analysis              9
                 of Financial Condition and Results
                 of Operations

     Item 3.  Quantitative and Qualitative Disclosure
                about Market Risk                             16

     Item 4.  Controls and Procedures                         16

Part II   Other Information:

          Item 1.  Legal Proceedings                          16
          Item 2.  Changes in Securities and Use of Proceeds  17
          Item 3.  Defaults Upon Senior Securities            17
          Item 4.  Submission of Matters to a Vote of
                    Security Holders                          17
          Item 5.  Other Information                          18
          Item 6.    Exhibits and Reports on Form 8-K         18


SIGNATURES                                                    19

                                           COMTEX NEWS NETWORK, INC.
                                          CONSOLIDATED BALANCE SHEETS

                                                              (unaudited)
                                                              December 31,          June 30,
                                                                  2003                2003
                                                          -----------------      ---------------
ASSETS

   CURRENT ASSETS
     Cash                                               $         528,495      $      464,981
     Accounts Receivable, net of allowance of
     approximately $139,400 and $140,500,
     at December 31, 2003 and June 30, 2003,
      respectively                                                714,088             779,136
     Prepaid Expenses and Other Current Assets                     70,640              86,787
                                                         -----------------      ---------------
          TOTAL CURRENT ASSETS                                  1,313,223           1,330,904

   PROPERTY AND EQUIPMENT, NET                                  1,353,865           2,067,149

   RESTRICTED CASH                                                360,000                 -

   DEPOSITS AND OTHER ASSETS                                       28,617              74,988
                                                         -----------------      ---------------
TOTAL ASSETS                                             $       3,055,705      $    3,473,041
                                                         =================      ===============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

   CURRENT LIABILITIES:
      Accounts Payable and Other Accrued Expenses        $       1,452,727      $    1,081,671
      Accrued Payroll Expense                                      238,158             463,699
      Amount due under Bank Financing Agreement                    414,688                 -
      Deferred Revenue                                              41,343             127,634
      Capital Lease Obligations, Current                            57,623              56,625
                                                         -----------------      ---------------
         TOTAL CURRENT LIABILITIES                               2,204,539           1,729,629

   LONG-TERM LIABILITIES:
      Capital Lease Obligations, Long-Term                          37,105              23,483
      Long-Term Note Payable, Affiliate                            856,954             856,954
      Long-Term Note Payable, Other                                360,000                -
      Deferred Rent                                                 12,394              77,353
                                                         -----------------      ---------------
         TOTAL LONG-TERM LIABILITIES                             1,266,453             957,790
                                                         -----------------      ---------------
TOTAL LIABILITIES                                                3,470,992           2,687,419

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY (DEFICIENCY)

      Common Stock, $0.01 Par Value -
        25,000,000 shares authorized; shares issued and
        outstanding: 13,588,041 and 13,245,170 at
       December 31, 2003 and June 30, 2003, respectively          135,880             132,452
      Deferred Compensation                                       (16,000)                -
      Additional Paid-In Capital                               12,310,219          12,211,181
      Accumulated Deficit                                     (12,845,386)        (11,558,011)
                                                         -----------------      ---------------
      Total Stockholders'  Equity (Deficiency)                   (415,287)            785,622
                                                         -----------------      ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY) $       3,055,705      $    3,473,041
                                                         =================      ===============

The accompanying "Notes to Consolidated Financial Statements" are an integral part of these consolidated financial statements

                                          COMTEX NEWS NETWORK, INC.
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (UNAUDITED)

                                               Three months ended               Six months ended
                                                  December 31,                     December 31,
                                           ---------------------------      --------------------------
                                                2003           2002            2003            2002
                                           ---------------------------      --------------------------
Revenues                                    $  2,014,019    $2,430,124      $  4,186,940   $ 4,861,622

Cost of Revenues
  (including depreciation and
  amortization expense
  of approximately $99,000, $115,000,
  $199,000 and $229,000, respectively)           914,524       986,718         1,846,781     1,973,751
                                           ---------------------------      --------------------------
Gross Profit                                   1,099,495     1,443,406         2,340,159     2,887,871

Operating Expenses
   Technical Operations & Support                550,913       463,540         1,157,874     1,019,941
   Sales and Marketing                           159,293       258,100           244,572       539,359
   General and Administrative                    478,878       303,891         1,075,158       964,418
   Settlement with Former Landlord               463,447          -              463,447           -
   Stock-based Compensation                       24,000         2,100            51,864         2,100
   Depreciation and Amortization                 130,972       188,206           283,742       376,714
                                           ---------------------------      --------------------------
Total Operating Expenses                       1,807,503     1,215,837         3,276,657     2,902,532

Operating Income/(Loss)                         (708,008)      227,569          (936,498)      (14,661)

Other Expense
   Interest Expense                              (26,820)      (26,268)          (50,504)      (51,698)
   Other Expense                                (300,410)      (18,970)         (299,948)      (18,358)
                                           ---------------------------      --------------------------
    Other Expense                               (327,230)      (45,238)         (350,452)      (70,056)
                                           ---------------------------      --------------------------
Income/(Loss) Before Provision
  for Income Taxes                            (1,035,238)      182,331        (1,286,950)      (84,717)

Provision for Income Taxes                       -                  66               425           491
                                           ---------------------------      --------------------------
Net Income/(Loss)                           $ (1,035,238)   $  182,265      $ (1,287,375)   $  (85,208)
                                           ==============   ==========      =============   ===========


Basic Earnings/(Loss) Per Common Share      $      (0.08)   $     0.01      $      (0.10)   $    (0.01)
                                           ==============   ==========      =============   ===========
Weigted Average Number of Common Shares       13,582,960    13,141,849        13,545,406    13,141,371
                                           ==============   ==========      =============   ===========
Diluted Earnings/(Loss) Per Common Share    $      (0.08)   $     0.01      $      (0.10)   $    (0.01)
                                           ==============   ==========      =============   ===========
Weighted Average Number of Shares
  Assuming Dilution                           13,582,960    13,296,079        13,545,406    13,141,371
                                           ==============   ==========      =============   ===========

The accompanying "Notes to Consolidated Financial Statements" are an integral part of these consolidated financial statements

                                 COMTEX NEWS NETWORK, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                         Six Months Ended December 31,
                                                              2003           2002
                                                        ------------   --------------
Cash Flows from Operating Activities:
   Net Loss                                              $(1,287,375)   $  (85,208)
Adjustments to reconcile net loss to
    net cash provided by/
   (used in) operating activities:
      Depreciation and Amortization Expense                  482,534       607,668
      Bad Debt Expense/(Recovery)                            (25,066)       41,000
      Stock Based Compensation                                51,864         2,100
      Loss on Disposal of Assets                             300,670        14,993
      Settlement with Former Landlord                        360,000            -
      Deferred Rent                                          (64,959)           -
      Foreign Currency Translation                              -            6,479
      Changes in Assets and Liabilities:
         Accounts Receivable                                  90,114       (29,801)
         Prepaid Expenses and Other Current Assets            16,147        68,812
         Deposits and Other Assets                            46,371         5,758
         Accounts Payable and Other Accrued Expenses         371,056      (628,257)
         Accrued Payroll Expense                            (225,541)     (106,721)
         Deferred Revenue                                    (86,291)      (60,504)
                                                         ------------   --------------
   Net Cash provided by/(used in)
   Operating Activities                                       29,524      (163,681)

Cash Flows from Investing Activities:
   Proceeds from Sale of Assets                               52,445            -
   Increase in Resricted Cash                               (360,000)           -
   Purchases of Property and Equipment                       (77,813)     (159,750)
                                                         ------------   --------------
   Net Cash used in Investing Activities                    (385,368)     (159,750)

Cash Flows from Financing Activities:
   Repayments of Capital Lease Obligations                   (29,932)      (18,241)
   Repayments on Note Payable - Affiliate                       -          (35,000)
   Proceeds from Bank Financing Agreement                    414,688           -
   Issuance of Stock under
      Employee Stock Purchase Plan                               829        13,901
   Proceeds from Exercise of Stock Options                    33,773           -
                                                         ------------   --------------
Net Cash provided by/(used in)
  Financing Activities                                       419,358       (39,340)
                                                         ------------   --------------
Effect of Exchange Rate Changes on Cash                         -           (1,220)
                                                         ------------   --------------
Net Increase/(Decrease) in Cash                               63,514      (363,991)

Cash at Beginning of Period                                  464,981       860,548
                                                         ------------   --------------
Cash at End of Period                                    $   528,495    $  496,557
                                                         ============   ==============

The accompanying "Notes to Consolidated Financial Statements" are an integral part of these consolidated financial statements

                    COMTEX NEWS NETWORK, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                        December 31, 2003

1.   Basis of Presentation

The accompanying interim consolidated financial statements of Comtex News Network, Inc. (the "Company" or "Comtex") and its wholly owned subsidiary, nFactory Comtex, S.L. (inactive as of December 31 2002), are unaudited. However, in the opinion of management, they reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet at June 30, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003 ("2003 Form 10-K"), as filed with the Securities and Exchange Commission on September 25, 2003.

In December 2002, the FASB issued SFAS No. 148 (SFAS 148), Accounting for Stock-Based Compensation-Transition and Disclosure, which amends SFAS No. 123 (SFAS 123), Accounting for Stock-Based Compensation. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123 to require disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. In contrast, the Company will continue to account for its employee stock option plans in accordance with APB 25 and related interpretations, which results in no charge to earnings when options are issued at fair market value. As of the quarter ended March 31, 2003, the Company has adopted the disclosure rules of SFAS No. 148 and does not expect that this statement will have a material impact on its financial statements.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net loss and net loss per share would have increased to the pro forma amounts below:

                                         Three Months Ended               Six Months Ended
                                            December 31,                    December 31,
                                         2003           2002            2003             2002
                                     ------------    -----------    -------------    -----------
 Net (Loss)/Income, as reported      $ (1,035,238)   $   182,265    $ (1,287,375)    $   (85,208)
 Deduct:  Total stock-based
 employee compensation expense
 determined under fair-value-based
 method for all awards, net of
 related tax effects                       36,684        279,631         205,920         313,728
                                     ------------    -----------    ------------     ------------
 Pro Forma Net Loss                  $ (1,071,922)   $   (97,366)   $ (1,493,295)    $  (398,936)
                                     ============    ===========    =============    ============
 Basic and Diluted (Loss)/Income
  Per Share, as reported             $      (0.08)   $      0.01    $      (0.10)    $     (0.01)
 Basic and Diluted Loss Per Share,
  pro forma                          $      (0.08)   $     (0.01)   $      (0.10)    $     (0.03)

The per share weighted-average fair value of stock options granted for the three and six month periods ended December 31, 2003 and 2002 was $0.23 and $0.25, and $0.14 and $0.14 respectively, on the grant date with the following weighted average assumptions:

                                 Three Months Ended               Six Months Ended
                                    December 31,                    December 31,
                               2003           2002              2003            2002
                             ----------  --------------    -------------  --------------
 Expected dividend yield        0%             0%                0%              0%
 Risk-free interest rate       4.5%       3.25% - 4.82%     3.56%- 4.5%    3.25% - 4.82%
 Expected life (in years)       10              5                10              5
 Volatility                    1.5         1.10 - 1.23          1.5         1.10 - 1.23

The Company accounts for non-employee stock-based awards, in which goods or services are the consideration received for the equity instruments issued, based on the fair value of the equity instruments issued in accordance with the EITF 96-18, Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, or in Conjunction With Selling Goods or Services.

Loss per share is presented in accordance with the provisions of SFAS No. 128, "Earnings Per Share" ("EPS"). Basic EPS excludes dilution for potentially dilutive securities and is computed by dividing losses available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Diluted net loss per share is equal to basic net loss per share since all potentially dilutive securities are anti-dilutive for each of the periods presented with a net loss.

Certain amounts for the three and six months ended December 31, 2002, and as of June 30, 2003, have been reclassified to conform to the presentation as of and for the three and six months ended
December 31, 2003.


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


3.   Commitments and Contingencies

In July 2003, the Company commenced negotiations with its former landlord, Plaza I-A Associates ("Plaza I-A") regarding the proposed termination of the lease obligation at 4900 Seminary Road, Alexandria, Virginia. As part of the negotiations, on September 3, 2003, Plaza I-A filed a lawsuit in Alexandria General District Court in the Commonwealth of Virginia for approximately $92,000 in unpaid rent and late fees through September 30, 2003.

On December 9, 2003, the Company and Plaza I-A executed a settlement agreement terminating the subject lease and the above lawsuit was dismissed on or about December 17, 2003. The total remaining liability on the lease was approximately $2.6 million prior to the settlement agreement. Pursuant to the terms of the settlement agreement, the Company paid rent and legal fees of approximately $147,000 and entered into a four-year note payable to Plaza I-A for $360,000. Settlement expense with Plaza I-A for the three and six months ended December 31, 2003 includes the $360,000 expense for the four-year note, approximately $128,000 in commissions and legal fees, as well as an expense related to the forfeiture of the Company's security deposit in the face amount of approximately $62,000, partially offset by the recovery of deferred rent expense of approximately $87,000.

The Company is also involved in routine legal proceedings occurring in the ordinary course of business, which in the aggregate are believed by management to not be material to our financial condition.

4.   Notes Payable

In December 2003, in connection with the lease termination discussed above (see "Commitments and Contingencies"), the Company executed a four-year note payable in the amount of $360,000 to Plaza I-A, effective November 1, 2003, with interest payable monthly at 4% per annum and principal payments of $10,000 per month, beginning January 1, 2005. The note is secured by a letter of credit provided by Silicon Valley Bank (the "Bank"). The letter of credit is secured by the Company's $360,000 certificate of deposit held by the Bank.

Also in December 2003, the Company entered into an Accounts Receivable Purchase Agreement with the Bank (the "Financing Agreement"), which provides for a revolving line of credit of up to $1 million collateralized by the Company's accounts receivable. At December 31, 2003, approximately $415,000 was due to the Bank related to advances under the Financing Agreement.

On December 9, 2003, the Company executed an amendment to the Amended, Consolidated and Restated 10% Senior Subordinated Secured Note (the "Amended Note"), payable to Amasys Corporation ("Amasys"), an affiliated company, (said amendment the "Third Amendment") for the purpose of reducing the price at which the Amended Note may be converted into common stock of the Company. Pursuant to the Third Amendment, Amasys agreed to subordinate the Amended Note to both the Company's note payable to its former landlord and to the Financing Agreement. In consideration for these subordination agreements, the Company agreed to reduce the conversion price stipulated in the Amended Note from the previously-stated conversion price of $1.20 per share to $0.75 per share, and to increase this conversion price by $0.05 every one hundred and eighty (180) days thereafter. As of December 31, 2003, the Amended Note had a principal balance of $856,954.


5.   Subsequent Events

On February 9, 2004, the Company announced that C.W. Gilluly, Ed.D. had been elected Chairman of the Board of Directors and appointed to the position of Interim Chief Executive Officer. Stephen W. Ellis, former Chairman and CEO, and Laurence F. Schwartz, former President, resigned their positions.

Comtex also announced that Mr. Pieter VanBennekom joined its Board of Directors following the resignation of Mr. Ellis from the Board.


6.   Board of Director Interlocks and Insider Participation

C.W. Gilluly, Ed.D. serves as Chairman and Interim Chief
Executive Officer of the Company. Dr. Gilluly also serves as Chairman and Chief Executive Officer of AMASYS.

Robert J. Lynch, Jr., who has served as a Director of the Company since January 2003, is also a Director of AMASYS.


Item 2.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Form 10-Q and the consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended June 30, 2003, as filed with the Securities and Exchange Commission on September 25, 2003. Historical results and percentage relationships among any amounts in the Consolidated Financial Statements are not intended to be indicative of trends in operating results for any future period.


Forward-looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those contemplated in these forward-looking statements. In particular, the risks and uncertainties include those described in our annual report on Form 10-K for the year ended June 30, 2003 and in other periodic Securities and Exchange Commission filings. These risks and uncertainties include, among other things, the consolidation of the Internet news market; competition within our markets; the financial stability of our customers; maintaining a secure and reliable news-delivery network; maintaining relationships with key content providers; attracting and retaining key personnel; the volatility of our common stock price; successful marketing of our services to current and new customers; and maintenance of effective operating expense controls.

Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise the information contained in this Form 10-Q, whether as a result of new information, future events or circumstances or otherwise.


RESULTS OF OPERATIONS

Comparison of the three months ended December 31, 2003, to the three months ended December 31, 2002

During the three months ended December 31, 2003, we incurred an operating loss of approximately $708,000, compared to operating income of approximately $228,000 during the three months ended December 31, 2002. We reported a net loss of approximately $1,035,000 during the three months ended December 31, 2003, compared to net income of approximately $182,000 for the three months ended December 31, 2002. As discussed below, the operating and net losses are due primarily to the settlement of the liability on an operating lease, the loss on disposal of assets related to office and data center moves, an increase in legal fees, and a decrease in revenues and gross profit margins, all partially offset by decreased operating expenses. These factors are more fully discussed below.

Revenues consist primarily of royalty revenues and fees from the licensing of content products to information distributors. During the three months ended December 31, 2003, total revenues were approximately $2,014,000, or approximately $416,000 (17%) less than the total revenues for the three months ended December 31, 2002. The decline in revenues is due to a loss of clients as a result of business closures, primarily in the Internet and personal investor markets, as well as reductions in our distributor clients' royalties due to a decline in their revenues.

Our cost of revenues consists primarily of content license fees and royalties to information providers, depreciation and amortization expense on our production software, and data communication costs for the delivery of our products to customers. The cost of revenues for the three months ended December 31, 2003 was approximately $915,000, or approximately $72,000 (7%) less than the cost of revenues for the three months ended December 31, 2002. The decrease in cost is due to a decrease in content royalties of approximately $43,000, based on our decreased revenues for the period and negotiated reductions in license fees to information providers; a decrease of approximately $15,000 in data communication costs to receive and distribute content; and a decrease of approximately $15,000 in depreciation and amortization expense based on the write-off of a product offering during fiscal year 2003. The decrease in content royalties is limited by minimum fees required to be paid to certain information providers and therefore does not directly track the decrease in gross revenues.

Gross profit for the three months ended December 31, 2003 was approximately $1,099,000, or approximately $344,000 (24%) less than the gross profit for the same period in the prior year. Gross profit as a percentage of revenue declined for the three months ended December 31, 2003, to approximately 55% from approximately 59% for the three months ended December 31, 2002. The decline is based on the decrease in gross revenues, accompanied by a lesser corresponding decrease in content royalties, as discussed above.

Total operating expenses for the three months ended December 31, 2003 were approximately $1,808,000, representing an approximate $592,000 (49%) increase in operating expenses from the three months ended December 31, 2002. This increase in expenses resulted from increases in technical operations and support, general and administrative expenses, settlement expenses related to a lease termination with a former landlord, and stock-based compensation. These increases were partially offset by decreases in sales and marketing and depreciation and amortization expenses. Excluding the former landlord settlement and legal expense recovery, discussed below, total operating expenses for the three months ended December 31, 2003 decreased approximately $266,000, or 17%, from the total operating expenses for the three months ended December 31, 2002.

Technical operations and support expenses during the three months ended December 31, 2003 increased approximately $87,000 (19%) from the level of these expenses in the three months ended December 31, 2002. The increase is primarily related to the reversal of previously accrued bonuses in the quarter ended December 31, 2002 versus no bonus expense in the current period. The company also recorded fees for consultants providing technical management, systems administration, and programming services during the period, which were generally offset by decreases in compensation related to reductions in technical operations and support personnel.

Sales and marketing expenses decreased by approximately $99,000 (38%) for the three months ended December 31, 2003, compared to the three months ended December 31, 2002. The decrease is the result of decreases in sales and marketing personnel and related expenses compared to the same quarter in the previous year, as well as the shutdown of sales operations in Spain.

General and administrative expenses for the three months ended December 31, 2003 increased approximately $175,000 (58%) compared to these expenses during the three months ended December 31, 2002. The increase in expenses related primarily to the recovery of accrued contingent expenses of approximately $394,000 related to a favorable litigation settlement in December, 2002. The recovery of those legal fees reduced the expenses in the quarter ended December 31, 2002 in comparison to the current quarter. Excluding this $394,000 recovery, general and administrative expenses for the three months ended December 31, 2003 decreased by approximately $219,000 compared to the three months ended December 31, 2002, due to decreases in general and administrative personnel and related expenses, as well as a decrease in rent expense as a result of a reduction in leased office space. During the quarter ended December 31, 2003, the Company reduced its leased office space from one location of approximately 17,000 square feet to two locations totaling approximately 5,000 square feet, thereby reducing its monthly expense for leased office space to approximately $11,000 from approximately $40,000.

The settlement with former landlord, Plaza I-A, related to the termination of an approximate $2.6 million remaining liability on our office lease (including back rent and future lease obligations). This settlement expense included $360,000 for a four-year note payable, approximately $128,000 in commissions and legal fees, as well as an expense related to the forfeiture of the Company's security deposit in the face amount of approximately $62,000, partially offset by the reversal of deferred rent expense of approximately $87,000.

Stock-based compensation of approximately $24,000 related to the vesting of warrants granted to a consultant in September 2003. The grant of a non-qualified stock option to a consultant in December 2002 resulted in stock-based compensation of approximately $2,000 during the quarter ended December 31, 2002.

Depreciation and amortization expense for the three months ended December 31, 2003 was approximately $57,000 (30%) lower than the expense during the same period in the prior year. The decrease was due to the disposal of two asset groups that were determined to be impaired in the fourth quarter of the fiscal year ended June 30, 2003, as well as the disposal of assets related to the office move and the move of our data center to an offsite, hosted facility.

Other expense, net of other income, for the three months ended December 31, 2003 increased approximately $282,000, or 623%, compared to the three months ended December 31, 2002. The increase was primarily due to the loss on disposal of the assets associated with the office and data center moves.


Comparison of the six months ended December 31, 2003 to the six months ended December 31, 2002

During the six months ended December 31, 2003, we incurred an operating loss of approximately $936,000, compared to an operating loss of approximately $15,000 during the six months ended December 31, 2002. We reported a net loss of approximately $1,287,000 during the six months ended December 31, 2003, compared to a net loss of approximately $85,000 for the six months ended December 31, 2002. As discussed below, the increases in both operating and net losses are due primarily to the settlement of the liability on an operating lease, loss on disposal of assets related to office and data center moves, an increase in legal fees, and a decrease in revenues and gross profit margins, all partially offset by decreased operating expenses.

Revenues consist primarily of royalty revenues and fees from the licensing of content products to information distributors. During the six months ended December 31, 2003, total revenues were approximately $4,187,000, or approximately $675,000 (14%) less than the total revenues for the six months ended December 31, 2002. The decline in revenues is due to a loss of clients as a result of business closures, primarily in the Internet and personal investor markets, as well as reductions in our distributor clients' royalties due to a decline in their revenues.

Our cost of revenues consists primarily of content license fees and royalties to information providers, depreciation and amortization expense on our production software, and data communication costs for the delivery of our products to customers. The cost of revenues for the six months ended December 31, 2003 was approximately $1,847,000, or approximately $127,000 (6%) less than the cost of revenues for the six months ended December 31, 2002. The decrease in cost is due to a decrease in content royalties of approximately $74,000, based on our decreased revenues for the period and negotiated reductions in license fees to information providers; a decrease of approximately $20,000 in data communication costs to receive and distribute content; and a decrease of approximately $30,000 in depreciation and amortization expense based on the write-off of a product offering during fiscal year 2003. The decrease in content royalties is limited by minimum fees required to be paid to certain information providers and therefore does not directly track the decrease in gross revenues.

Gross profit for the six months ended December 31, 2003 was approximately $2,340,000, or approximately $548,000 (19%) less than the gross profit for the same period in the prior year. Gross profit as a percentage of revenue declined for the six months ended December 31, 2003, to approximately 56% from approximately 59% for the six months ended December 31, 2002. The decline is based on the decrease in gross revenues, accompanied by a lesser corresponding decrease in content royalties, as discussed above.

Total operating expenses for the six months ended December 31, 2003 were approximately $3,277,000, representing an approximate $374,000 (13%) increase in operating expenses from the six months ended December 31, 2002. This increase in expenses resulted from increases in technical operations and support expenses, general and administrative expenses, settlement of expenses related to a lease termination with a former landlord, and stock-based compensation. These increases were partially offset by decreases in sales and marketing expenses and depreciation and amortization. Excluding the former landlord settlement and legal expense recovery, discussed below, the total operating expenses for the six months ended December 31, 2003 decreased approximately $483,000, or 15%, from the total operating expenses for the six months ended December 31, 2002.

Technical operations and support expenses during the six months ended December 31, 2003 increased approximately $138,000 (14%) from the level of these expenses in the six months ended December 31, 2002. The increase during the period is primarily related to fees for consultants for providing technical management, systems administration, and programming services to streamline and migrate our production data center to an offsite, hosted facility, as well as the reversal of previously-accrued bonuses in the quarter ended December 31, 2002, versus no bonus expense in the current period. The increase in expenses was partially offset by decreases in technical operations and support personnel.

Sales and marketing expenses decreased by approximately $295,000 (55%) for the six months ended December 31, 2003, compared to the six months ended December 31, 2002. The decrease is the result of decreases in sales and marketing personnel and related expenses, compared to the same period in the previous year, as well as the shutdown of sales operations in Spain as of December 31, 2002.

General and administrative expenses for the six months ended December 31, 2003 increased approximately $111,000 (11%), compared to these expenses during the six months ended December 31, 2002. The increase in expenses related primarily to the recovery of accrued contingent expenses of approximately $394,000 related to a favorable litigation settlement in December, 2002. The recovery of those legal fees reduced the expenses in the six months ended December 31, 2002 in comparison to the current six-month period. Excluding this $394,000 recovery, general and administrative expenses for the six months ended December 31, 2003 decreased by approximately $283,000 compared to the six months ended December 31, 2002, due to decreases in general and administrative personnel and related expenses, as well as a decrease in rent expense as a result of a reduction in leased office space. During the six months ended December 31, 2003, the Company reduced its leased office space from one location of approximately 17,000 square feet to two locations totaling approximately 5,000 square feet, thereby reducing its monthly expense for leased office space to approximately $11,000 from approximately $40,000.

The settlement with former landlord, Plaza I-A, related to the termination of an approximate $2.6 million remaining liability on our office lease (including back rent and future lease obligations) during the six months ended December 31, 2003. This settlement expense included $360,000 for a four-year note payable, approximately $128,000 in commissions and legal fees, as well as an expense related to the forfeiture of the Company's security deposit in the face amount of approximately $62,000, partially offset by the reversal of deferred rent expense of approximately $87,000.

Stock-based compensation of approximately $52,000 consisted of approximately $20,000 due to the conversion of an incentive stock option to a non-qualified stock option to a member of the Board of Directors and $32,000 for the vesting of warrants granted to a consultant during the six months ended December 31, 2003. The grant of a non-qualified stock option to a consultant in December 2002 resulted in stock-based compensation of approximately $2,000 during the same period in the prior year.

Depreciation and amortization expense for the six months ended December 31, 2003 was approximately $93,000 (25%) lower than the expense during the prior year period. The decrease was due to the disposal of two asset groups that were determined to be impaired in the fourth quarter of the fiscal year ended June 30, 2003, as well as the disposal of assets related to the office move and the move of our data center to an offsite, hosted facility.

Other expense, net of other income, for the six months ended
December 31, 2003 increased approximately $280,000, or 400%, compared to the six months ended December 31, 2002. The increase was primarily due to the loss on disposal of the assets associated with the office and data center moves.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

For the six months ended December 31, 2003, we incurred an operating loss of approximately $936,000 and a net loss of approximately $1,287,000. At December 31, 2003, we had a working capital deficit of approximately $891,000, compared with a working capital deficit of approximately $399,000 at June 30, 2003. We had net stockholders' deficit of approximately $415,000 at December 31, 2003, compared to net stockholders' equity at June 30, 2003 of approximately $786,000. The decrease in stockholders' equity is primarily due to the net loss incurred during the six months ended December 31, 2003, partially offset by the exercise of stock options.

We had cash of approximately $528,000 at December 31, 2003, compared to approximately $465,000 at June 30, 2003. For the six months ended December 31, 2003, operating activities generated approximately $30,000 in cash. Investing activities included capital expenditures of approximately $78,000 during the six months ended December 31, 2003, primarily for the migration of our production data center to an offsite, hosted facility, and the receipt of approximately $52,000 in proceeds from the sale of fixed assets. Further, we deposited $360,000 in a certificate of deposit to secure a letter of credit from the Bank (see "Notes Payable" in the Notes to Consolidated Financial Statements, above). Financing activities generated approximately $419,000 in cash from the exercise of stock options and funding from the Bank under the Financing Agreement, entered into in December 2003 (see "Notes Payable" in the Notes to Consolidated Financial Statements, above), partially offset by payments made on capital leases.

The Company's future contractual obligations and commitments as of December 31, 2003 were as follows:

                                          Amounts Due by Period:
                                                                      2008 and
                             2004       2005      2006      2007     thereafter
                            ----------------------------------------------------
Operating Leases             $63,563    $78,380   $80,731   $23,865 $        -
Capital Leases                42,443     45,037    20,219     5,055          -
Note Payable, Affiliate            -          -         -         -      856,954
Note Payable, Other                -     60,000   120,000   120,000       60,000
                           ------------------------------------------------------
       Total                $106,006   $183,417  $220,950  $148,920  $   916,954


Currently we are dependent on our cash reserves and accounts receivable financing through the Bank to fund operations. We incurred net losses for the six months ended December 31, 2003, and the years ended June 30, 2003 and 2002 and our revenue base has declined and continues to decline. Assuming no immediate increase in revenue or an infusion of capital, the Company is at risk of being unable to generate sufficient liquidity to meet its obligations. The Company utilized and continues to utilize its Financing Agreement to meet its liquidity needs. Further corporate consolidation or market deterioration affecting our customers would limit our ability to generate such revenues. No assurance may be given that we will be able to maintain the revenue base or the size of profitable operations that may be necessary to achieve our liquidity needs.

EBITDA, as defined below, was a loss of approximately $402,000 for the six months ended December 31, 2003, compared to EBITDA of approximately $595,000 for the six months ended December 31, 2002. The decrease for the current period is primarily the result of the negotiated termination of an operating lease.

The table below shows the reconciliation between net loss and EBITDA.

                                         Six Months
                                     Ended December 31,
                                      2003         2002
                                   (amounts in thousands)
                                  ------------------------
Reconciliation to EBITDA:
  Net Loss                         ($  1,287)       ($85)
  Stock Based Compensation                52           2
  Depreciation and Amortization          483         608
  Interest/Other Expense                 350          70
  Income Taxes                            -           -
                                  ----------   ----------
  EBITDA                             ($  402)     $  595


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


Item 3.

      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          None.

Item 4.

     CONTROLS AND PROCEDURES

    The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days prior to the filing date of this report, that the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the foregoing evaluation.


Part II.  Other Information


Item 1.  Legal Proceedings

     In July 2003, the Company commenced negotiations with its former landlord, Plaza I-A Associates ("Plaza I-A") regarding the proposed termination of the lease obligation at 4900 Seminary Road, Alexandria, Virginia. As part of the negotiations, on September 3, 2003, Plaza I-A filed a lawsuit in Alexandria General District Court in the Commonwealth of Virginia for approximately $92,000 in unpaid rent and late fees through September 30, 2003.

     On December 9, 2003, the Company and Plaza I-A executed a settlement agreement terminating the subject lease and the above lawsuit was dismissed on or about December 17, 2003. The total remaining liability on the lease was approximately $2.6 million prior to the settlement agreement. Pursuant to the terms of the settlement agreement, the Company paid rent and legal fees of approximately $147,000 and entered into a four-year note payable to Plaza I-A for $360,000. Settlement expense with Plaza I-A for the three and six months ended December 31, 2003 includes the $360,000 expense for the four-year note, approximately $128,000 in commissions and legal fees, as well as an expense related to the forfeiture of the Company's security deposit in the face amount of approximately $62,000, partially offset by the recovery of deferred rent expense of approximately $87,000.

     The Company is also involved in routine legal proceedings occurring in the ordinary course of business, which in the aggregate are believed by management to be immaterial to our financial condition.


Item 2.  Changes in Securities and Use of Proceeds

     None.


Item 3.  Defaults Upon Senior Securities

     None.


Item 4.  Submission of Matters to a Vote of Security Holders

     A   The Company's Annual Meeting of Stockholders was held
         December 4, 2003

     B   At the Annual Meeting, the Company's stockholders:

         1. Reelected one of the Company's directors;
         2. Approved the Comtex News Network, Inc. 2003 Incentive Stock
            Plan for the purpose of obtaining incentive stock option treatment under Section 422 of the Internal Revenue Code of 1986, as amended, for options granted to employees; and
         3. Ratified the appointment of Goldstein, Golub, Kessler, LLP as independent auditors for fiscal year 2004.

The following votes were cast at the Annual Meeting with respect to each of the matters above:

 Election of Director:
                                                  Abstentions and
    Director        Votes For    Votes Withheld   Broker Non-Votes
    Erik Hendricks  12,165,925       499,009                  -


Approval of the Comtex News Network, Inc. 2003 Incentive Stock Plan:

                                 Abstentions and
    Votes For    Votes Against   Broker Non-Votes
    8,814,456         463,749           3,386,729


Ratification of Appointment of Accountants:

                                 Abstentions and
    Votes For    Votes Against   Broker Non-Votes
    12,278,893       349,025              37,016


Item 5.  Other Information

     None.


Item 6.    Exhibits and Reports on Form 8-K.

     (a)  Exhibits

     10.  Third Amendment to Amended, Consolidated and Restated 10%
            Senior Subordinated Secured Note between the Company and AMASYS Corporation dated as of December 9, 2003.

     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     (b)  Reports on Form 8-K

          On January 12, 2004, the Company filed a report on Form 8-K announcing that it has selected Silicon Valley Bank, the primary banking subsidiary of Silicon Valley Bancshares for its principal banking relationship and an initial $1 million line of credit for working capital purposes.

          On February 9, 2004, the Company filed a report on Form 8-K announcing that C.W. Gilluly, Ed.D. had been elected Chairman of the Board of Directors and appointed to the position of Interim Chief Executive Officer. Stephen
          W. Ellis, former Chairman and CEO, and Laurence F. Schwartz, former President, resigned their positions. Comtex also announced that Mr. Pieter VanBennekom has joined its Board of Directors, following the resignation of Mr. Ellis from the Board.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              COMTEX NEWS NETWORK, INC.
                                   (Registrant)


     Dated:  February 17, 2004     By:/S/C.W. GILLULY
                                   C.W. Gilluly, Ed.D.
                                   Chairman and Interim Chief Executive
                                    Officer
                                   (Principal Executive Officer)

                                   By:/S/ROBIN Y. DEAL
                                   Robin Y. Deal
                                   Vice President, Finance & Accounting
                                    (Principal Financial and Accounting
                                     Officer)