Form 10-Q
period 2004-03-31
COMTEX NEWS NETWORK INC
filed 2004-05-17
CIK 352988

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004 or

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

As of May 11, 2004, 13,588,041 shares of the Common Stock of the registrant, par value $0.01 per share, were outstanding.


                            COMTEX NEWS NETWORK, INC.
                                TABLE OF CONTENTS



Part I            Financial Information:                               Page No.

  Item 1.  Financial Statements

         Consolidated Balance Sheets                                      3
          as of March 31, 2004 (unaudited)
          and June 30, 2003

         Consolidated Statements of Operations                            4
          for the Three and Nine Months Ended
          March 31, 2004 and 2003 (unaudited)

         Consolidated Statements of Cash Flows                            5
          for the Nine Months Ended
          March 31, 2004 and 2003 (unaudited)

         Notes to Financial Statements                                    6

  Item 2.  Management's Discussion and Analysis                           9
               of Financial Condition and Results
               of Operations

  Item 3.  Quantitative and Qualitative Disclosure about Market Risk      15

  Item 4.  Controls and Procedures                                        16

Part II  Other Information:

     Item 1.  Legal Proceedings                                           16
     Item 2.  Changes in Securities and Use of Proceeds                   17
     Item 3.  Defaults Upon Senior Securities                             17
     Item 4.  Submission of Matters to a Vote of Security Holders         17
     Item 5.  Other Information                                           17
     Item 6.  Exhibits and Reports on Form 8-K                            17


SIGNATURES                                                                18


                            COMTEX NEWS NETWORK, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                   March 31,             June 30,
                                                                     2004                 2003
                                                               -----------------    -----------------
ASSETS

CURRENT ASSETS
Cash                                                                  $ 344,893            $ 464,981
Accounts Receivable, net of allowance of approximately
$125,400 and $140,500, at March 31, 2004 and June 30, 2003,
 respectively                                                           692,821              779,136
Prepaid Expenses and Other Current Assets                                69,707               86,787
                                                               -----------------    -----------------
          TOTAL CURRENT ASSETS                                        1,107,421            1,330,904

PROPERTY AND EQUIPMENT, NET                                           1,153,721            2,067,149
RESTRICTED CASH                                                         360,000                    -
DEPOSITS AND OTHER ASSETS                                                28,617               74,988
                                                               -----------------    -----------------
TOTAL ASSETS                                                        $ 2,649,759          $ 3,473,041
                                                               =================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts Payable and Other Accrued Expenses                         $ 1,348,573          $ 1,081,671
Accrued Payroll Expense                                                 216,642              463,699
Amount due under Bank Financing Agreement                               164,373                    -
Deferred Revenue                                                         80,639              127,634
Note Payable - Other, Current                                            30,000                    -
Capital Lease Obligations, Current                                       49,013               56,625
                                                               -----------------    -----------------
TOTAL CURRENT LIABILITIES                                             1,889,240            1,729,629

LONG-TERM LIABILITIES:
Capital Lease Obligations, Long-Term                                     28,671               23,483
Long-Term Note Payable - Affiliate                                      856,954              856,954
Long-Term Note Payable - Other                                          330,000                    -
Deferred Rent                                                            11,842               77,353
                                                               -----------------    -----------------
TOTAL LONG-TERM LIABILITIES                                           1,227,467              957,790
                                                               -----------------    -----------------
TOTAL LIABILITIES                                                     3,116,707            2,687,419

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY (DEFICIENCY)

Common Stock, $0.01 Par Value - 25,000,000 shares
authorized; shares issued and outstanding: 13,588,041
and 13,245,170 at March 31, 2004 and June 30, 2003,
 respectively                                                           135,880              132,452
Additional Paid-In Capital                                           12,310,219           12,211,181
Accumulated Deficit                                                 (12,913,047)         (11,558,011)
                                                               -----------------    -----------------
          Total Stockholders'  Equity (Deficiency)                     (466,948)             785,622
                                                               -----------------    -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)             $ 2,649,759          $ 3,473,041
                                                               =================    =================

The accompanying "Notes to Consolidated Financial Statements" are an integral part of these consolidated financial statements

                            COMTEX NEWS NETWORK, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   Three months ended                    Nine months ended
                                                                        March 31,                             March 31,
                                                              ----------------------------          ------------------------------
                                                                2004               2003                2004               2003
                                                              ----------------------------          ------------------------------
Revenues                                                     $ 1,962,035        $ 2,287,394         $ 6,148,975        $ 7,149,016
Cost of Revenues
(including depreciation and amortization expense of
 approximately $99,000, $116,000, $298,000 and $345,000,
  respectively)                                                  847,462            977,436           2,694,243          2,949,337

Gross Profit                                                   1,114,573          1,309,958           3,454,732          4,199,679
Operating Expenses
Technical Operations & Support                                   499,904            475,567           1,657,778          1,495,508
Sales and Marketing                                              173,830            216,757             418,402            756,116
General and Administrative                                       338,553            536,840           1,413,711          1,501,258
Settlement with Former Landlord                                   15,000                  -             478,447                  -
Loss on Disposal of Assets Related to Lease Termination                -                  -             300,410                  -
Stock-based Compensation                                          16,000                  -              67,864              2,100
Depreciation and Amortization                                     97,155            188,147             380,897            566,711
Total Operating Expenses                                       1,140,442          1,417,311           4,717,509          4,321,693

Operating Loss                                                   (25,869)          (107,353)         (1,262,777)          (122,014)

Other Expense
Interest Expense                                                 (34,288)           (25,441)            (84,792)           (77,139)
Other Expense                                                     (7,504)            (1,903)             (7,042)           (20,261)

    Other Expense                                                (41,792)           (27,344)            (91,834)           (97,400)

Loss Before Provision for Income Taxes                           (67,661)          (134,697)         (1,354,611)          (219,414)

Provision for Income Taxes                                             -                  -                 425                491

Net Loss                                                       $ (67,661)        $ (134,697)       $ (1,355,036)        $ (219,905)
                                                         ================  =================   =================  =================

Basic and Diluted Loss Per Common Share                     $     ( 0.00)     $      ( 0.01)       $     ( 0.10)     $      ( 0.02)
                                                         ================  =================   =================  =================

Weighted Average Number of Common Shares                      13,588,041         13,226,965          13,559,617         13,169,902
                                                         ================  =================   =================  =================

The accompanying "Notes to Consolidated Financial Statements" are an integral part of these consolidated financial statements

                            COMTEX NEWS NETWORK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Nine Months Ended
                                                                              March 31,
                                                                -------------------------------------
                                                                     2004                 2003
                                                                ----------------     ----------------
Cash Flows from Operating Activities:
Net Loss                                                           $ (1,355,036)          $ (219,905)
Adjustments to reconcile net loss to net cash provided by/
(used in) operating activities:
Depreciation and Amortization Expense                                   679,085              911,292
Bad Debt Expense/(Recovery)                                             (25,066)              56,000
Stock Based Compensation                                                 67,864                2,100
Loss on Disposal of Assets                                              307,914               14,993
Settlement with Former Landlord                                         360,000                    -
Deferred Rent                                                           (65,511)              66,595
Foreign Currency Translation                                                  -                7,350
Changes in Assets and Liabilities:
Accounts Receivable                                                     111,381               58,748
Prepaid Expenses and Other Current Assets                                17,080               49,218
Deposits and Other Assets                                                46,371                5,759
Accounts Payable and Other Accrued Expenses                             266,902             (771,009)
Accrued Payroll Expense                                                (247,057)            (187,338)
Deferred Revenue                                                        (46,995)               2,550
                                                                ----------------     ----------------
Net Cash provided by/(used in) Operating Activities                     116,932               (3,647)

Cash Flows from Investing Activities:
Proceeds from Sale of Assets                                             53,580                    -
Increase in Restricted Cash                                            (360,000)                   -
Purchases of Property and Equipment                                     (82,599)            (223,030)
                                                                ----------------     ----------------
Net Cash used in Investing Activities                                  (389,019)            (223,030)

Cash Flows from Financing Activities:
Repayments of Capital Lease Obligations                                 (46,976)             (30,733)
Repayments on Note Payable - Affiliate                                        -              (49,000)
Net Proceeds from Bank Financing Agreement                              164,373                    -
Issuance of Stock under Employee Stock Purchase Plan                        829               13,901
Proceeds from Exercise of Stock Options                                  33,773                    -
                                                                ----------------     ----------------
Net Cash provided by/(used in) Financing Activities                     151,999              (65,832)
                                                                ----------------     ----------------
Effect of Exchange Rate Changes on Cash                                       -                    -
                                                                ----------------     ----------------
Net Decrease in Cash                                                   (120,088)            (292,509)
Cash at Beginning of Period                                             464,981              860,548
                                                                ----------------     ----------------
Cash at End of Period                                                 $ 344,893            $ 568,039


The accompanying "Notes to Consolidated Financial Statements" are an integral part of these consolidated financial statements

                            COMTEX NEWS NETWORK, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2004

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

     In December 2002, the FASB issued SFAS No. 148 (SFAS 148), Accounting for Stock-Based Compensation-Transition and Disclosure, which amends SFAS No. 123 (SFAS 123), Accounting for Stock-Based Compensation. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS -123 to require disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. In contrast, the Company will continue to account for its employee stock option plans in accordance with APB 25 and related interpretations, which results in no charge to earnings when options are issued at fair market value. As of the quarter ended March 31, 2003, the Company has adopted the disclosure rules of SFAS No. 148 and does not expect that this statement will have a material impact on its financial statements.

     Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net loss and net loss per share would have increased to the pro forma amounts below:



                                                           Three Months Ended                    Nine Months Ended
                                                               March 31,                             March 31,
                                                         2004              2003               2004               2003
                                                    ---------------    --------------    ----------------    --------------
Net Loss, as reported                               $     (67,661)     $  (134,697)      $ (1,355,036)       $  (219,905)
Deduct:  Total stock-based employee compensation
expense determined under fair-value-based method
for all awards, net of related tax effects
                                                           86,152          136,543            292,072            450,271
                                                    ---------------    --------------    ----------------    --------------
Pro Forma Net Loss                                  $    (153,813)     $  (271,240)      $ (1,647,108)       $ ( 670,176)
                                                    ===============    ==============    ================    ==============

Basic and Diluted Loss Per Share, as reported       $       (0.00)     $     (0.01)      $      (0.10)       $     (0.02)
Basic and Diluted Loss Per Share, pro forma         $       (0.01)     $     (0.02)      $      (0.12)       $     (0.05)

     The per share weighted-average fair value of stock options granted for the three and nine-month periods ended March 31, 2004 and 2003 was $0.19 and $0.25, and $0.16 and $0.15 respectively, on the grant date with the following weighted average assumptions:

                                       Three Months Ended                            Nine Months Ended
                                            March 31,                                    March 31,
                                    2004                 2003                   2004                  2003
                              ------------------    ----------------       ----------------     -----------------
  Expected dividend yield            0%                   0%                     0%                    0%
  Risk-free interest rate       3.80% - 4.36%        3.25% - 4.82%          3.56% - 4.50%        3.25% - 4.82%
  Expected life (in years)           10                    5                     10                    5
  Volatility                        1.50              1.10 - 1.23               1.50              1.10 - 1.23

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

     Certain amounts for the three and nine months ended March 31, 2003, and as of June 30, 2003, have been reclassified to conform to the presentation as of and for the three and nine months ended March 31, 2004.

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

     On December 9, 2003, the Company and Plaza I-A executed a settlement agreement terminating the subject lease and the above lawsuit was dismissed on or about December 17, 2003. The total remaining liability on the lease was approximately $2.6 million prior to the settlement agreement. Pursuant to the terms of the settlement agreement, the Company paid rent and legal fees of approximately $147,000 and entered into a four-year note payable to Plaza I-A for $360,000. Settlement expense with Plaza I-A for the nine months ended March 31, 2004 includes the $360,000 expense for the four-year note, approximately $143,000 in commissions and legal fees, as well as an expense related to the forfeiture of the Company's security deposit in the face amount of approximately $62,000, partially offset by the recovery of deferred rent expense of approximately $87,000.

     On April 15, 2004, the Company's former Chairman/CEO and President, who both resigned on February 5, 2004, filed a demand for arbitration against the Company related to the terms of their employment agreements. The demand alleges a breach of the employment agreements and requests payment of approximately $129,000 to the former employees. The Company denies the allegations and intends to vigorously defend this action.

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

     Also in December 2003, the Company entered into an Accounts Receivable Purchase Agreement with the Bank (the "Financing Agreement"), which provides for a revolving line of credit of up to $1 million collateralized by the Company's accounts receivable. At March 31, 2004, approximately $164,000 was due to the Bank related to advances under the Financing Agreement.

     On December 9, 2003, the Company executed an amendment to the Amended, Consolidated and Restated 10% Senior Subordinated Secured Note (the "Amended Note"), payable to Amasys Corporation ("Amasys"), an affiliated company, (said amendment the "Third Amendment") for the purpose of reducing the price at which the Amended Note may be converted into common stock of the Company. Pursuant to the Third Amendment, Amasys agreed to subordinate the Amended Note to both the Company's note payable to its former landlord and to the Financing Agreement. In consideration for these subordination agreements, the Company agreed to reduce the conversion price stipulated in the Amended Note from the previously-stated conversion price of $1.20 per share to $0.75 per share, and to increase this conversion price by $0.05 every one hundred and eighty (180) days thereafter. At the date of the transaction the conversion price of the Amended Note was in excess of the stock price. As of March 31, 2004, the Amended Note had a principal balance of $856,954.

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

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2004, to the three months ended March 31, 2003

     During the three months ended March 31, 2004, we incurred an operating loss of approximately $26,000, compared to an operating loss of approximately

$107,000 during the three months ended March 31, 2003. We reported a net loss of approximately $68,000 during the three months ended March 31, 2004, compared to a net loss of approximately $135,000 for the three months ended March 31, 2003. As discussed below, the decreases in operating and net losses are due primarily to decreases in total operating expenses, partially offset by decreases in revenues and gross profit.

     Revenues consist primarily of royalty revenues and fees from the licensing of content products to information distributors. During the three months ended March 31, 2004, total revenues were approximately $1,962,000, or approximately $325,000 (14%) less than the total revenues for the three months ended March 31, 2003. The decline in revenues is due to a loss of clients as a result of business closures, primarily in the Internet and personal investor markets, and business consolidations, as well as reductions in our distributor clients' royalties due to a decline in their revenues.

     Our cost of revenues consists primarily of content license fees and royalties to information providers, depreciation and amortization expense on our production software, and data communication costs for the delivery of our products to customers. The cost of revenues for the three months ended March 31, 2004 was approximately $847,000, or approximately $130,000 (13%) less than the cost of revenues for the three months ended March 31, 2003. The decrease in cost is due to a decrease in content royalties of approximately $96,000, based on our decreased revenues for the period and negotiated reductions in license fees to information providers; a decrease of approximately $37,000 in data communication costs to receive and distribute content; and a decrease of approximately $17,000 in depreciation and amortization expense based on the write-off of a product offering during fiscal year 2003; partially offset by an increase of approximately $20,000 in expenses related to an offsite, hosted data facility. The decrease in content royalties is limited by minimum fees required to be paid to certain information providers and therefore does not directly track the decrease in gross revenues.

     Gross profit for the three months ended March 31, 2004 was approximately $1,115,000, or approximately $195,000 (15%) less than the gross profit for the same period in the prior year due to the decline in revenues and a corresponding decline in content royalties. Gross profit as a percentage of revenue was approximately 57% for both the three months ended March 31, 2004 and March 31, 2003.

     Total operating expenses for the three months ended March 31, 2004 were approximately $1,140,000, representing an approximate $277,000 (20%) decrease in operating expenses from the three months ended March 31, 2003. This decrease in expenses resulted from decreases in sales and marketing expenses, general and administrative expenses, and depreciation and amortization expenses. These decreases were partially offset by increases in technical operations and support, settlement expenses related to a lease termination with a former landlord, and stock-based compensation expenses.

     Technical operations and support expenses during the three months ended March 31, 2004 increased approximately $24,000 (5%) from the level of these expenses in the three months ended March 31, 2003. The increase is primarily related to fees for consultants providing technical management, systems administration, and programming services during the period, which were partially offset by decreases in compensation related to reductions in technical operations and support personnel.

     Sales and marketing expenses decreased by approximately $43,000 (20%) for the three months ended March 31, 2004, compared to the three months ended March 31, 2003. The decrease is the result of decreases in sales and marketing personnel and related expenses compared to the same quarter in the previous year.

     General and administrative expenses for the three months ended March 31, 2004 decreased approximately $198,000 (37%) compared to these expenses during the three months ended March 31, 2003. The decrease in expenses related to decreases in general and administrative personnel and related expenses, as well as a decrease in rent expense as a result of a reduction in leased office space. During the quarter ended December 31, 2003, the Company reduced its leased office space from one location of approximately 17,000 square feet to two locations totaling approximately 5,000 square feet, thereby reducing its monthly expense for leased office space to approximately $11,000 from approximately $40,000.

     The settlement with former landlord, Plaza I-A, related to the termination of an approximate $2.6 million remaining liability on our office lease (including back rent and future lease obligations) completed in December 2003. The additional $15,000 recorded during the three months ended March 31, 2004 related to an additional commission fee negotiated during the quarter.

     Stock-based compensation of $16,000 for the three months ended March 31, 2004, related to the vesting of warrants granted to a consultant in September 2003. There were no such expenses in the three months ended March 31, 2003.

     Depreciation and amortization expense for the three months ended March 31, 2004 was approximately $91,000 (48%) lower than the expense during the same period in the prior year. The decrease was due to the disposal of two asset groups that were determined to be impaired in the fourth quarter of the fiscal year ended June 30, 2003, as well as the disposal of assets related to the office move and the move of our data center to an offsite, hosted facility.

     Other expense, net of other income, for the three months ended March 31, 2004 increased approximately $14,000, or 53%, compared to the three months ended March 31, 2003. The increase was primarily due to interest expense on a bank financing agreement and the note payable to our former landlord, as well as losses on the disposal of assets.

Comparison of the nine months ended March 31, 2004 to the nine months ended March 31, 2003

     During the nine months ended March 31, 2004, we incurred an operating loss of approximately $1,263,000, compared to an operating loss of approximately $122,000 during the nine months ended March 31, 2003. We reported a net loss of approximately $1,355,000 during the nine months ended March 31, 2004, compared to a net loss of approximately $220,000 for the nine months ended March 31, 2003. As discussed below, the increases in both operating and net losses are due primarily to the settlement of the liability on an operating lease, loss on disposal of assets related to office and data center moves, an increase in legal fees, and a decrease in revenues and gross profit margins, all partially offset by decreased operating expenses.

     Revenues consist primarily of royalty revenues and fees from the licensing of content products to information distributors. During the nine months ended March 31, 2004, total revenues were approximately $6,149,000, or approximately $1,000,000 (14%) less than the total revenues for the nine months ended March 31, 2003. The decline in revenues is due to a loss of clients as a result of business closures, primarily in the Internet and personal investor markets, and business consolidations, as well as reductions in our distributor clients' royalties due to a decline in their revenues.

     Our cost of revenues consists primarily of content license fees and royalties to information providers, depreciation and amortization expense on our production software, and data communication costs for the delivery of our products to customers. The cost of revenues for the nine months ended March 31, 2004 was approximately $2,694,000, or approximately $255,000 (9%) less than the cost of revenues for the nine months ended March 31, 2003. The decrease in cost is due to a decrease in content royalties of approximately $171,000, based on our decreased revenues for the period and negotiated reductions in license fees to information providers; a decrease of approximately $71,000 in data communication costs to receive and distribute content; and a decrease of approximately $46,000 in depreciation and amortization expense based on the write-off of a product offering during fiscal year 2003; partially offset by an increase of approximately $33,000 in expenses related to an offsite, hosted data facility. The decrease in content royalties is limited by minimum fees required to be paid to certain information providers and therefore does not directly track the decrease in gross revenues.

     Gross profit for the nine months ended March 31, 2004 was approximately $3,455,000, or approximately $745,000 (18%) less than the gross profit for the same period in the prior year. Gross profit as a percentage of revenue declined for the nine months ended March 31, 2004, to approximately 56% from approximately 59% for the nine months ended March 31, 2003. The decline is based on the decrease in gross revenues, accompanied by a lesser corresponding decrease in content royalties, as discussed above.

     Total operating expenses for the nine months ended March 31, 2004 were approximately $4,718,000, representing an approximate $396,000 (9%) increase in operating expenses from the nine months ended March 31, 2003. This increase in expenses resulted from increases in technical operations and support expenses, settlement of expenses related to a lease termination with a former landlord, the loss on disposal of assets related to the lease termination, and stock-based compensation. These increases were partially offset by decreases in sales and marketing expenses, general and administrative, and depreciation and amortization. Excluding the former landlord settlement, loss on disposal of assets and legal expense recovery, discussed below, the total operating expenses for the nine months ended March 31, 2004 decreased approximately $777,000, or 16%, from the total operating expenses for the nine months ended March 31, 2003.

     Technical operations and support expenses during the nine months ended March 31, 2004 increased approximately $162,000 (11%) from the level of these expenses in the nine months ended March 31, 2003. The increase during the period is primarily related to fees for consultants for providing technical management, systems administration, and programming services to streamline and migrate our production data center to an offsite, hosted facility. The increase in expenses was partially offset by decreases in technical operations and support personnel.

     Sales and marketing expenses decreased by approximately $338,000 (45%) for the nine months ended March 31, 2004, compared to the nine months ended March 31, 2003. The decrease is the result of decreases in sales and marketing personnel and related expenses, compared to the same period in the previous year, as well as the shutdown of sales operations in Spain as of December 31, 2002.

     General and administrative expenses for the nine months ended March 31, 2004 decreased approximately $88,000 (6%), compared to these expenses during the nine months ended March 31, 2003. The decrease in expenses is due to decreases in general and administrative personnel and related expenses, as well as a decrease in rent expense as a result of a reduction in leased office space. This decrease was partially offset by the recovery of accrued contingent expenses of approximately $394,000 related to a favorable litigation settlement in December 2002. The recovery of those legal fees reduced the expenses in the nine months ended March 31, 2003 in comparison to the current nine-month period. Excluding this $394,000 recovery, general and administrative expenses for the nine months ended March 31, 2004 decreased by approximately $482,000 (25%) compared to the nine months ended March 31, 2003. During the nine months ended March 31, 2004, the Company reduced its leased office space from one location of approximately 17,000 square feet to two locations totaling approximately 5,000 square feet, thereby reducing its monthly expense for leased office space to approximately $11,000 from approximately $40,000.

     The settlement with former landlord, Plaza I-A, related to the termination of an approximate $2.6 million remaining liability on our office lease (including back rent and future lease obligations) during the nine months ended March 31, 2004. This settlement expense included $360,000 for a four-year note payable, approximately $143,000 in commissions and legal fees, as well as an expense related to the forfeiture of the Company's security deposit in the face amount of approximately $62,000, partially offset by the reversal of deferred rent expense of approximately $87,000.

     In conjunction with the termination of the office lease discussed above, the Company moved its offices and data center. The loss on disposal of assets of approximately $300,000, resulted from the sale of excess furniture and computer equipment, partially offset by the proceeds from the sale.

     Stock-based compensation of approximately $68,000 consisted of approximately $20,000 due to the conversion of an incentive stock option to a non-qualified stock option to a member of the Board of Directors and $48,000 for the vesting of warrants granted to a consultant during the nine months ended March 31, 2004. The grant of a non-qualified stock option to a consultant in December 2002 resulted in stock-based compensation of approximately $2,000 during the nine months ended March 31, 2003.

     Depreciation and amortization expense for the nine months ended March 31, 2004 was approximately $186,000 (33%) lower than the expense during the prior year period. The decrease was due to the disposal of two asset groups that were determined to be impaired in the fourth quarter of the fiscal year ended June 30, 2003, as well as the disposal of assets related to the office move and the move of our data center to an offsite, hosted facility.

     Other expense, net of other income, for the nine months ended March 31, 2004 decreased approximately $6,000, or 6%, compared to the nine months ended March 31, 2003. The decrease was primarily due to the disposal of our Spanish subsidiary in December 2002, partially offset by the increase in interest expense on the bank financing agreement during the current nine-month period.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     For the nine months ended March 31, 2004, we incurred an operating loss of approximately $1,263,000 and a net loss of approximately $1,355,000. At March 31, 2004, we had a working capital deficit of approximately $782,000, compared with a working capital deficit of approximately $399,000 at June 30, 2003. We had a net stockholders' deficiency of approximately $467,000 at March 31, 2004, compared to net stockholders' equity at June 30, 2003 of approximately $786,000. The decrease in stockholders' equity is primarily due to the net loss incurred during the nine months ended March 31, 2004, partially offset by the exercise of stock options and stock-based compensation.

     We had cash of approximately $345,000 at March 31, 2004, compared to approximately $465,000 at June 30, 2003. For the nine months ended March 31, 2004, operating activities generated approximately $117,000 in cash. Investing activities included capital expenditures of approximately $83,000 during the nine months ended March 31, 2004, primarily for the migration of our production data center to an offsite, hosted facility, and the receipt of approximately $54,000 in proceeds from the sale of fixed assets. Further, we deposited $360,000 in a certificate of deposit to secure a letter of credit from the Bank (see "Notes Payable" in the Notes to Consolidated Financial Statements, above). Financing activities generated approximately $152,000 in cash from the exercise of stock options and funding from the Bank under the Financing Agreement, entered into in December 2003 (see "Notes Payable" in the Notes to Consolidated Financial Statements, above), partially offset by payments made on capital leases.

     The Company's future contractual obligations and commitments as of March 31, 2004 were as follows:

                                                        Amounts Due by Period:
                                                                                             2008 and
                                2004            2005           2006           2007          thereafter
                            -------------- --------------- -------------- -------------- ------------------
Operating Leases                  $34,282         $98,380        $80,731        $23,865            $     -
Capital Leases                     21,222          45,037         20,219          5,055                  -
Note Payable, Affiliate                 -               -              -              -            856,954
Note Payable, Other                     -          60,000        120,000        120,000             60,000
                            -------------- --------------- -------------- -------------- ------------------
          Total                   $55,504        $203,417       $220,950       $148,920          $ 916,954

     Currently we are dependent on our cash reserves and accounts receivable financing through the Bank to fund operations. We incurred net losses for the nine months ended March 31, 2004, and the years ended June 30, 2003 and 2002 and our revenue base has declined and continues to decline. Assuming no immediate increase in revenue or an infusion of capital, the Company is at risk of being unable to generate sufficient liquidity to meet its obligations. The Company utilized and continues to utilize its Financing Agreement to meet its liquidity needs. Further corporate consolidation or market deterioration affecting our customers could impair our ability to generate such revenues. No assurance may be given that we will be able to maintain the revenue base or the profitable operations that may be necessary to achieve our liquidity needs.

     EBITDA, as defined below, was approximately $187,000 for the three months ended March 31, 2004, compared to EBITDA of approximately $196,000 for the three months ended March 31, 2003. EBITDA for the nine months ended March 31, 2004 was a loss of approximately $516,000 compared to EBITDA of approximately $790,000 for the nine months ended March 31, 2003. The decrease for the current nine-month period is primarily the result of the negotiated termination of an operating lease.

     The table below shows the reconciliation between net loss and EBITDA.

                                                     Three Months                      Nine Months
                                                   Ended March 31,                   Ended March 31,
                                                2004              2003            2004            2003
Reconciliation to EBITDA:                       (amounts in thousands)           (amounts in thousands)
                                          -------------------------------------------------------------------
                                          -------------------------------------------------------------------
  Net Loss                                    ($   68)       ($   135)           ($  1,355)      ($    220)

 Stock-based Compensation                          16               -                   68               2
 Depreciation and Amortization                    197             304                  679             911
 Interest/Other Expense                            42              27                   92              97
 Income Taxes                                       -               -                    -               -
                                           ----------------- ---------------- --------------- ---------------
 EBITDA                                        $  187          $  196            ($    516)       $    790

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

     On December 9, 2003, the Company and Plaza I-A executed a settlement agreement terminating the subject lease and the above lawsuit was dismissed on or about December 17, 2003. The total remaining liability on the lease was approximately $2.6 million prior to the settlement agreement. Pursuant to the terms of the settlement agreement, the Company paid rent and legal fees of approximately $147,000 and entered into a four-year note payable to Plaza I-A for $360,000. Settlement expense with Plaza I-A for the nine months ended March 31, 2004 includes the $360,000 expense for the four-year note, approximately $143,000 in commissions and legal fees, as well as an expense related to the forfeiture of the Company's security deposit in the face amount of approximately $62,000, partially offset by the recovery of deferred rent expense of approximately $87,000.

     On April 15, 2004, the Company's former Chairman/CEO and President, who both resigned on February 5, 2004, filed a demand for arbitration against the Company related to the terms of their employment agreements. The demand alleges a breach of the employment agreements and requests payment of approximately $129,000 to the former employees. The Company denies the allegations and intends to vigorously defend this action.

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

                                             COMTEX NEWS NETWORK, INC.
                                                  (Registrant)


     Dated:  May 17, 2004       By:      /S/   C.W. GILLULY
                                         C.W. Gilluly, Ed.D.
                                         Chairman and Interim Chief Executive
                                         Officer
                                         (Principal Executive Officer)

                                 By:      /S/   MATTHEW BALL
                                           Matthew Ball
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                            Officer)

                                                                  Exhibit 31.1

                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, C.W. Gilluly, President and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Comtex News Network, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


May 17, 2004                               /s/ C.W. Gilluly, Ed.D.
                                           ----------------------------------
                                           C.W. Gilluly, Ed.D.
                                           President and Chief Executive Officer

                                                                   Exhibit 31.2
                    Certification of Chief Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Matthew Ball, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Comtex News Network, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.



May 17, 2004                                         /s/Matthew Ball
                                                     ---------------------------
                                                     Matthew Ball
                                                     Chief Financial Officer

                                                                    Exhibit 32.1

                    Certification of Chief Executive Officer
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

C.W. Gilluly, Chief Executive Officer of Comtex News Network, Inc. (the "Company") certifies in his capacity as an officer of the Company that he has reviewed the Report of the Company on Form 10-Q for the quarter ended March 31, 2004 and that to the best of his or her knowledge:

     1. the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934; and

     2. the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

The purpose of this  statement  is solely to comply  with Title 18,  Chapter 63,
Section 1350 of the United States code, as amended by Section 906 of the Sarbanes-Oxley Act of 2002.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or it staff upon request.



May 17, 2004                         /s/ C.W. Gilluly, Ed.D
                                     -------------------------------------------
                                     C.W. Gilluly, Ed.D.
                                     Chief Executive Officer

                                                                    Exhibit 32.2


                    Certification of Chief Financial Officer
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Matthew Ball, Chief Financial Officer of Comtex News Network, Inc. (the "Company") certifies in his capacity as an officer of the Company that he has reviewed the Report of the Company on Form 10-Q for quarter ended March 31, 2004 and that to the best of his or her knowledge:

     1. the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934; and

     2. the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

The purpose of this  statement  is solely to comply  with Title 18,  Chapter 63,
Section 1350 of the United States code, as amended by Section 906 of the Sarbanes-Oxley Act of 2002.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or it staff upon request.



May 17, 2004                                         /s/ Matthew Ball
                                                     ---------------------------
                                                     Matthew Ball
                                                     Principal Finance Officer
                                                     (Chief Financial Officer)