Form 10-K
period 2004-06-30
COMTEX NEWS NETWORK INC
filed 2004-09-28
CIK 352988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2004;

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-10541

COMTEX NEWS NETWORK, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3055012
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

625 North Washington Street, Suite 301, Alexandria, Virginia 22314

(Address of principal executive office)

Registrant’s telephone number, including area code: (703) 820-2000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.    Yes  ☐    No  ☒

As of December 31, 2003, the aggregate market value of the common stock held by non-affiliates of the Registrant (based upon the last reported sale price of the common stock as reported by the National Association of Securities Dealers Inc. through its Electronic OTC Bulletin Board) was approximately $1,715,300.

As of September 22, 2004, 13,598,836 shares of the Common Stock of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required in response to Part III of Form 10-K is hereby incorporated by reference to the specified portions of the registrant’s Proxy Statement to be filed within 120 days of the end of the fiscal year ended June 30, 2004.

PART I

This section should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K. Except for the historical information contained herein, the matters discussed in this 10-K include forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934. These forward-looking statements may be identified by reference to a future period or by use of forward-looking terminology such as “anticipate,” “expect,” “could,” “continue to,” “intend,” “may” or other words of a similar nature. Forward-looking statements, which we believe to be reasonable and are made in good faith, are subject to certain risks and uncertainties, including, but not limited to, those set forth under “RISK FACTORS THAT MAY AFFECT FUTURE RESULTS.” These risks could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on our behalf.

Item 1. Business

Overview

Comtex is a leading wholesaler of real-time news and related content for major financial and business information distributors. With a specialization in the financial news and content marketplace, Comtex receives, enhances, combines, filters and distributes news and content received from more than 10,000 national and international news bureaus, agencies and publications. The resulting news and content products—with embedded stock tickers, key words, standardized metadata, uniform formatting and custom filters—are all designed to meet the exacting standards required by investment professionals. Comtex has offices in Alexandria, Virginia and New York, New York.

Market Positioning

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

The demand for news and content distribution paralleled the tremendous growth of the Internet during the late 1990’s. Similarly, the subsequent collapse of Internet-related businesses resulted in business consolidation and failures, the decline of individual investor web sites, and the erosion of royalties from corporate solution providers. Given these market conditions, it became increasingly important for Comtex to clearly define our role and value to our customers and publisher-partners. We have a strong reputation of adding value to the publishers’ products that we license to distributors, and providing our publisher-partners with incremental revenue and exposure to new markets.

In its dominant customer market, the financial industry, Comtex sells “actionable” news and content. “Actionable” news equates to information, the receipt of which causes one to take some action, e.g., buying or selling a stock. In this market, our clients’ end-users (the ultimate consumers of Comtex information) employ our news and content to stay abreast of the market. The actionable part of the equation also comes into play whenever Comtex information is used either to make money or save money. Such concepts apply equally as well to situations other than buying or selling securities, e.g., information to assist in job performance. Thus, the basic principle of “economically useful information” underpins Comtex’s business strategy.

Comtex has three categories of customers:

•	Co-Brands—Distributors who host financial and business oriented websites on behalf of large financial institutions and major corporations. “Co-branded sites” electronically query Comtex computers every few seconds to retrieve and use Comtex news content.

•	Databases—These clients have enormous repositories of information (news, market research, etc); their end-users log on to these systems, conduct complex searches, and are charged for usage. The database accounts also electronically query Comtex computers every few seconds to download Comtex data into their databases.

•	Per Seat/Enterprise Applications—These clients market to professional investors—either individuals (high net worth traders) or institutions (both buy side and sell side). Real-time news and information are paramount, so these clients typically use dedicated technology methods to electronically push Comtex data to customers’ computer systems on a continual basis.

Product Lines

The three main product lines produced and distributed by Comtex are:

(1) CustomWires®—subject-specific newswires compiled from national and international news bureaus, agencies and publications. Presented in a variety of subject combinations, including energy, finance, international and public company information, CustomWires enable distributors to receive news relevant to their target markets;

(2) Comtex TopNews (formerly Newsroom®)—editorially selected top news stories of the day. A broad range of news story options, including financial markets, vertical markets, general market and world news; and

(3) Publisher Full Feeds—delivery from a specific publisher that provides distributors with the complete content offering from that publisher.

The following descriptions detail our core CustomWire offerings:

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

Public Companies

Press releases and news stories about companies that are publicly traded on United States and Canadian exchanges. Features corporate announcements on such topics as stock splits, technological discoveries, quarterly earnings, and new marketing initiatives. In addition to comprehensive news sources, Public Companies includes content from the world’s largest and most prolific press release services. All stories include company stock tickers.

Energy

Focus on news from energy corporations, committees, and regulatory organizations around the world. Includes in-depth news on all sectors of the energy industry, including nuclear, coal, natural gas, petroleum, and alternative power. Stories about international trade deals, worldwide production, usage and regulatory issues, awarded contracts, business acquisitions and investments, environmental incidents, energy exploration projects, pipeline constructions, international energy disputes, and financial summaries on the industry’s impact on the world’s economies.

Environment

Breaking news on the activities and events that affect the world’s ecosystems and environments. Features coverage of Environmental Protection Agency policy changes, alternative energy developments, Weather Service announcements, and pollution and toxic waste alerts. Also includes coverage of the environmental lobby, natural resource conservation, recycling efforts, wildlife and ecological preservation, and pollution management control.

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

Comtex’s publishers, newswire services and other content partners supply the information that is the foundation of our product offerings. Each of our suppliers generally offers a unique editorial perspective and area of coverage that we integrate with other suppliers’ content to create our products. Our licensing procedures address content suppliers’ concerns about unauthorized distribution and publishing. These publishers receive royalties in most cases based upon their content’s contribution to our products and the corresponding revenues generated from our customers. In some cases, we are required to pay monthly minimum guarantees for the rights to license the content. Therefore, our distributors receive the benefit of our upfront capital investment and, in turn, also pay us monthly minimums.

Comtex’s United States based publisher/suppliers include:

•	The Associated Press

•	Briefing.com

•	Business Wire

•	Christian Science Monitor

•	Dow Jones News Service

•	EDGAR Online

•	The Fly on the Wall

•	Knight-Ridder/Tribune Business News

•	Knobias.com

•	Midnight Trader

•	OsterDowJones

•	PBI Media

•	PR Newswire

•	Thomson Financial/Nelsons Broker Summaries

•	United Press International

•	Vickers Stock Research Corporation

International publisher/suppliers include:

•	AllAfrica, Inc.

•	Asia Pulse

•	Australasian Business Intelligence Abstracts (ABIX)

•	AFX News

•	BBC World Monitoring

•	Business News Americas, Ltda.

•	ComputerWire

•	Datamonitor

•	EFE News Service

•	Europa Press Internet

•	Global Information Network

•	Liquid Africa

•	Sinocast

•	South American Business Information

•	Xinhua News Agency

Distributors

Contract terms with our distributors generally range from one to three years. One customer contributed approximately 13.3% of our annual revenues during fiscal year 2004. Comtex’s distributor/customer base includes:

•	Bloomberg

•	CBS Marketwatch / Pinnacor

•	Charles Schwab & Co./Cybertrader

•	Dialog

•	Factiva

•	ILX

•	Lexis Nexis

•	NewsEdge

•	Northern Lights

•	S&P Comstock

•	Sungard

•	Thomson

•	Track Data

•	Zacks Investment Research

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

Technology infrastructure investments in fiscal 2004 included additional hardware and software development, both of which have continued to improve the reliability of our systems.

As available technology is developed, we continue to evaluate and adopt new approaches to improve reliability, decrease costs and deliver increasingly complex products using simpler methodologies.

Product Development

Product development activities include quality assurance, content product enhancements and the development of proprietary news products. For the years ended June 30, 2004, 2003 and 2002 our product development costs were approximately $215,000, $272,000 and $363,000, respectively. Expenses related to the design and development of our content processing systems are not included in these costs. In fiscal years 2004 and 2003, the decrease in costs resulted primarily from a reduction in personnel. Future product development plans are based on market research conducted during fiscal 2004 and will focus on meeting the content needs of our distributors, their end-users and the investment community.

Competition

Our competition includes integrators and distributors of news and related content, national and international electronic news and information services, and traditional content providers seeking direct relationships with distributors. We differentiate ourselves from competition by the specific content we offer; the integrated products we create; technology delivery solutions; and other “one stop shop” advantages.

Employees

At September 22, 2004, we had approximately 25 full-time employees. The employees are not members of a union and we believe employee relations are generally good.

Available Information

We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy any document we file at the SEC’s public reference room at 450 Fifth Street, NW, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. Our SEC filings are also available to the public from the SEC’s website at http://www.sec.gov, or via the Investor Relations page maintained at the Comtex website, http://www.comtex.com.

Item 2. Properties

We own no real estate. We lease office space at 625 N. Washington Street in Alexandria, Virginia. We currently lease approximately 4,000 square feet at a monthly expense of approximately $8,500, with said agreement expiring in November 2006. In addition, we sub-lease approximately 1,000 square feet of shared space in New York, New York at a cost of approximately $5,000 per month. This month-to-month sub-lease can be cancelled upon three months’ notice.

Item 3. Legal Proceedings

In July 2003, the Company commenced negotiations with its former landlord, Plaza I-A Associates (“Plaza I-A”) regarding the proposed termination of the lease obligation at 4900 Seminary Road, Alexandria, Virginia. As part of the negotiations, on September 3, 2003, Plaza I-A filed a lawsuit in Alexandria General District Court in the Commonwealth of Virginia for approximately $92,000 in unpaid rent and late fees through September 30, 2003.

On December 9, 2003, the Company and Plaza I-A executed a settlement agreement terminating the subject lease and the above lawsuit was dismissed on or about December 17, 2003. The total remaining liability on the lease was approximately $2.6 million prior to the settlement agreement. Pursuant to the terms of the settlement agreement, the Company paid rent and legal fees of approximately $147,000 and entered into a four-year note payable to Plaza I-A for $360,000. Settlement expense with Plaza I-A for the fiscal year ended June 30, 2004 includes the $360,000 expense for the four-year note, approximately $143,000 in commissions and legal fees, as well as an expense related to the forfeiture of the Company’s security deposit in the face amount of approximately $62,000, partially offset by the recovery of deferred rent expense of approximately $87,000.

On April 15, 2004, each of the Company’s former Chairman/CEO and President, who both resigned on February 5, 2004, filed a demand for arbitration against the Company related to the terms of their employment agreements. The demand alleges a breach of the employment agreements and requests payment of approximately $129,000 to the former employees. The Company denies the allegations and intends to vigorously defend this action.

The Company is also involved in routine legal proceedings occurring in the ordinary course of business, which in the aggregate are believed by management to be immaterial to our financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Shares of our common stock, par value $.01 per share, which we refer to herein as Common Stock, are traded sporadically under the symbol CMTX on the Over-the-Counter Bulletin Board of the National Association of Securities Dealers, or OTCBB.

The range of high and low bid quotations for the Common Stock, as reported on the OTCBB, for each quarterly period during fiscal years 2003 and 2004 is shown below:

Fiscal Year Ended June 30, 2003	High	Low
First Quarter
(7/1 to 9/30/02)	0.29	0.13

Second Quarter
(10/1 to 12/31/02)	0.21	0.10

Third Quarter
(1/1 to 3/31/03)	0.21	0.15

Fourth Quarter
(4/1 to 6/30/03)	0.28	0.12

Fiscal Year Ended June 30, 2004	High	Low
First Quarter
(7/1 to 9/30/03)	0.28	0.23

Second Quarter
(10/1 to 12/31/03)	0.24	0.17

Third Quarter
(1/1 to 3/31/04)	0.31	0.14

Fourth Quarter
(4/1 to 6/30/04)	0.25	0.13

The approximate number of holders of record of our Common Stock as of September 22, 2004 was 571.

We have never declared or paid a cash dividend on our Common Stock and do not anticipate the declaration or payment of cash dividends to shareholders in the foreseeable future.

Item 6. Selected Financial Data

The following table sets forth selected financial data for each of our last five fiscal years.

	Fiscal Year Ended June 30,
	2004	2003	2002	2001	2000
	(amounts in thousands except per share data)
Total Revenues	$8,165	$9,268	$12,248	$16,598	$12,645
Operating (Loss)/Income	$(1,085)	$(1,211)	$(1,277)	$310	$1,308

Net (Loss)/Income	$(1,212)	$(1,337)	$(1,361)	$265	$1,241

Basic Net (Loss)/Income Per Share	$(0.09)	$(0.10)	$(0.12)	$0.03	$0.14
Shares Used in Per Share Calculation, Basic	13,564	13,184	11,349	10,027	9,051
Diluted Net (Loss)/Income Per Share	$(0.09)	$(0.10)	$(0.12)	$0.02	$0.10
Shares Used in Per Share Calculation, Diluted	13,564	13,184	11,349	13,969	12,669

Balance Sheet Data at Year End:
Total Assets	$2,671	$3,473	$5,600	$6,565	$5,977
Long-term Note and Lease Obligations	$1,180	$880	$948	$954	$987

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We generate revenues primarily from charges to distributors for the licensing of enhanced content, including CustomWires, TopNews products and publishers’ full feeds. Distributor licenses typically consist of minimum royalty commitments and fixed fees for communication and support. Royalties are based upon our customers’ business and revenue models such that success in their chosen markets generates increasing revenues for us.

We are based in the United States. A wholly owned subsidiary in Madrid, Spain was formed in the fall of 2001, to expand our operations throughout Europe; however, due to negative cash flow from these operations and the lack of sales in Europe, the subsidiary was shut down in December 2002. Subsequent to June 30, 2004, the Company’s Board of Directors resolved to dispose of the subsidiary since it was no longer active. The transaction had no material affect on the financial condition of the Company in fiscal year 2004 and beyond.

Application of Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting policies generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We believe the following critical accounting policies affect significant judgments, estimates and assumptions used in the preparation of the consolidated financial statements.

Revenue

Information services revenues (royalties and fixed fees) are recognized as services are rendered based on contractual terms such as usage, fixed fee, percentage of distributor revenues or other pricing models. Start-up fee revenues, charges for implementation and initial integration support of our products, are recognized over the initial term of the contract pursuant to the SEC Staff Accounting Bulletin 104, Revenue Recognition in Financial Statements. Amounts received in advance of service performance are deferred and recognized over the service period. Certain royalty revenues are estimated based on prior usage reports and adjusted accordingly, based on reporting received from customers.

Restructuring Activities

In July 2003, the Company commenced negotiations with its former landlord, Plaza I-A Associates (“Plaza I-A”) regarding the proposed termination of the lease obligation at 4900 Seminary Road, Alexandria, Virginia. On December 9, 2003, the Company and Plaza I-A executed a settlement agreement terminating the subject. The total remaining liability on the lease was approximately $2.6 million prior to the settlement agreement. Pursuant to the terms of the settlement agreement, the Company paid rent and legal fees of approximately $147,000 and entered into a four-year note payable to Plaza I-A for $360,000, which is secured by a $360,000 certificate-of-deposit-backed standby letter of credit. Settlement expense with Plaza I-A for the year ended June 30, 2004 includes the $360,000 expense for the four-year note, approximately $143,000 in commissions and legal fees, as well as an expense related to the forfeiture of the Company’s security deposit in the face amount of approximately $62,000, partially offset by the recovery of deferred rent expense of approximately $87,000.

Due to the negative cash flow from the Spanish operations and the lack of sales projected from the European market, the Company terminated the operations of nFactory Comtex, S.L. as of December 31, 2002. The Company transitioned the customer accounts to U.S. account representatives. The termination benefits associated with the shutdown of this wholly owned subsidiary were approximately $44,000, including the termination of all three employees in the Madrid office. The costs other than termination benefits consisted of approximately $13,000 in other expense related to the disposal of assets and approximately $7,000 in foreign currency losses.

These amounts are included in technical operations and support, sales and marketing, and other expense for the fiscal year ended June 30, 2003. All amounts have been paid as of the fiscal year end. Subsequent to June 30, 2004, the Company’s Board of Directors resolved to dispose of nFactory since it was no longer active. The transaction had no material affect on the financial condition of the Company in fiscal year 2004 and beyond.

In October 2002, Comtex vacated leased premises of approximately 7,000 square feet and consolidated employees in the remaining premises. The Company recorded a charge of approximately $126,000 in October 2002, which represented the Company’s remaining lease obligation, offset by any rental income, and was recorded in general and administrative expenses in the consolidated statement of operations. Approximately $10,000 was accrued as of June 30, 2003 and was paid in the first quarter of the fiscal year ending June 30, 2004.

During the fiscal year ended June 30, 2003, the Company implemented reductions in workforce impacting approximately 15 employees. Severance expense of approximately $88,000 in the aggregate was recorded and is reflected in technical operations and support, sales and marketing and general and administrative expenses in the consolidated statement of operations. Approximately $33,500 of this amount was accrued as of June 30, 2003 and was paid in fiscal year 2004.

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

RESULTS OF OPERATIONS

Comparison of the Fiscal Year ended June 30, 2004 to the Fiscal Year ended June 30, 2003

Revenues consist primarily of royalty revenues and fees from the licensing of content products to information distributors. During the year ended June 30, 2004, our total revenues were approximately $8,165,000, a decrease of approximately $1,104,000, or 12%, from total revenues of approximately $9,268,000 for the year ended June 30, 2003. The decline in revenues is the direct result of business closures and consolidation among customers, primarily in the Internet and personal investor markets. One of the Company’s customers accounted for approximately 13.3% of gross revenues for the fiscal year ended June 30, 2004. For the fiscal year ended June 30, 2003, one of the Company’s customers accounted for approximately 10.1% of gross revenues. The Company maintains reserves on accounts receivable and, to date, credit losses have not exceeded management’s expectations.

Our cost of revenues consists primarily of content licensing fees and royalties to content providers, depreciation expense on our production software, and data communication costs for the delivery of our products to customers. The cost of revenues for the year ended June 30, 2004 was approximately $3,608,000, a decrease of approximately $279,000, or 7%, from the cost of revenues for the year ended June 30, 2003. The decrease in cost is due to a decrease in content royalties of approximately $160,000, based on our decreased revenues for the period and negotiated reductions in license fees to information providers; a decrease of approximately $108,000 in data communication costs to receive and distribute content; and a decrease of approximately $64,000 in depreciation and amortization expense based on the write-off of a product offering during fiscal year 2003; partially offset by an increase of approximately $53,000 in expenses related to an offsite, hosted data facility. The decrease in content royalties is limited by minimum fees required to be paid to certain information providers and therefore does not directly track the decrease in gross revenues.

The gross profit for the year ended June 30, 2004 was approximately $4,557,000, a decrease of approximately $824,000, or 15%, from the prior year. The gross margin percentage decreased for the year ended June 30, 2004, to approximately 56% from approximately 58% in the prior year. The decline is based on the decrease in revenues without a corresponding decrease in content royalties as discussed above.

Total operating expenses for the year ended June 30, 2004 were approximately $5,642,000, representing an approximate $951,000 or 14% decrease in operating expenses from the year ended June 30, 2003. This decrease in expenses resulted primarily from decreases in sales and marketing expenses, general and administrative expenses, and depreciation and amortization expenses. These decreases were partially offset by increases in settlement expenses related to a lease termination with a former landlord, and stock-based compensation expenses.

Technical operations and support expenses during the year ended June 30, 2004 decreased approximately $34,000, or 2%, from these expenses in the year ended June 30, 2003. This decrease resulted from a restructuring of technical operations.

Sales and marketing expenses decreased by approximately $425,000 or 42% for year ended June 30, 2004 compared to the prior year. The decrease is the result of decreases in sales and marketing personnel and related expenses, compared to the prior year, as well as the shutdown of sales operations in Spain as of December 31, 2002.

General and administrative expenses for the year ended June 30, 2004 decreased approximately $552,000 or 24%, compared to the prior year. The decrease in expenses is due to decreases in general and administrative personnel and related expenses, as well as a decrease in rent expense as a result of a reduction in leased office space. This decrease was partially offset by the recovery of accrued contingent expenses of approximately $394,000 related to a favorable litigation settlement in December 2002. The recovery of those legal fees reduced the expenses in the prior year in comparison to the year ended June 30, 2004. Excluding this $394,000 recovery, general and administrative expenses for the year ended June 30, 2004 decreased by approximately $946,000 or 35% compared to the prior year. During the year ended June 30, 2004, the Company reduced its leased office space from one location of approximately 17,000 square feet to two locations totaling approximately 5,000 square feet, thereby reducing its monthly expense for leased office space to approximately $11,000 from approximately $40,000.

The settlement with former landlord, Plaza I-A Associates, related to the termination of an approximate $2.6 million remaining liability on our office lease (including back rent and future lease obligations) during the year ended June 30, 2004. This settlement expense included $360,000 for a four-year note payable (which is secured by a $360,000 certificate-of-deposit-backed standby letter of credit), approximately $143,000 in commissions and legal fees, as well as an expense related to the forfeiture of the Company’s security deposit in the face amount of approximately $62,000, partially offset by the reversal of deferred rent expense of approximately $87,000. In conjunction with the termination of the office lease discussed above, the Company moved its offices and data center. The loss on disposal of assets of approximately $300,000, resulted from the sale of excess furniture and computer equipment, partially offset by the proceeds from the sale.

Stock-based compensation of approximately $68,000 consisted of approximately $20,000 due to the conversion of an incentive stock option to a non-qualified stock option to a member of the Board of Directors and $48,000 for the vesting of warrants granted to a consultant during the year ended June 30, 2004. The grant of a non-qualified stock option to a consultant in December 2002 resulted in stock-based compensation of approximately $2,000 during the prior year.

An impairment charge of approximately $499,000 was recorded to reflect the write-off of the carrying value of assets related to our hosting service, News Solutions, and other software, which were determined to be impaired as of June 30, 2003. No such impairment was recorded in the year ended June 30, 2004.

Depreciation and amortization expense for the year ended June 30, 2004 was approximately $466,000 or 38% lower than the expense during the prior year period. The decrease was due to the disposal of two asset groups that were determined to be impaired in the fourth quarter of the fiscal year ended June 30, 2003, as well as the disposal of assets related to the office move and the move of our data center to an offsite, hosted facility.

Net interest expense for the year ended June 30, 2004 increased approximately $21,000, or 22%, due to an increase in interest expense on the bank financing agreement (entered during December 2003) and an increase in interest on capital leases.

Other expense, net of other income, decreased approximately $20,000 primarily due to the disposal of assets and the shutdown of nFactory, our subsidiary in Spain, in December 2002.

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

Total operating expenses for the year ended June 30, 2003 were approximately $6,592,000, a decrease of approximately $2,458,000, or 27%, from the operating expenses for the year ended June 30, 2002. The decrease in operating expenses resulted from decreases in technical operations and support, sales and marketing, and general and administrative expenses, partially offset by an increase in depreciation and amortization expense and the impairment charge related to the disposal of software.

Technical operations and support expenses during the year ended June 30, 2003 decreased approximately $591,000, or 23%, from these expenses in the year ended June 30, 2002. This decrease resulted from a decrease in personnel and computer related expenses.

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

General and administrative expenses for the year ended June 30, 2003 decreased approximately $1,965,000, or 46%, compared to the year ended June 30, 2002. This decrease in expenses resulted from the recovery of approximately $394,000 in accrued costs at June 30, 2002 in settlement of the Infospace lawsuit, as well as reduced legal (approximately $362,000) and accounting costs (approximately $72,000) related to the case. In addition, the decrease is the result of reductions in consulting costs related to business development opportunities of approximately $317,000, and a reduction in bad debt expense of approximately $359,000 due to more successful collection efforts and reduced revenues.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

For the year ended June 30, 2004, we incurred an operating loss of approximately $1,085,000 and a net loss of approximately $1,212,000. At June 30, 2004, we had a working capital deficit of approximately $495,000, compared with a working capital deficit of approximately $399,000 at June 30, 2003. The increased deficit was primarily due to an increase in amounts due under the Company’s bank financing agreement and current portion of notes payable of approximately $262,000 offset by a net decrease in accrued expenses of approximately $142,000, and other net changes in current assets and liabilities of approximately $23,000. We had a net stockholders’ deficiency of approximately $323,000 at June 30, 2004, compared to net stockholders’ equity at June 30, 2003 of approximately $786,000. The decrease in stockholders’ equity is primarily due to the net loss incurred during the year ended June 30, 2004, partially offset by the exercise of stock options and stock-based compensation.

We had cash of approximately $461,000 at June 30, 2004, compared to approximately $465,000 at June 30, 2003. For the year ended June 30, 2004, operating activities generated approximately $220,000 in cash. Investing activities included capital expenditures of approximately $90,000 during the year ended June 30, 2004, primarily for the migration of our production data center to an offsite, hosted facility, and the receipt of approximately $54,000 in proceeds from the sale of fixed assets. Further, we deposited $360,000 in a certificate of deposit to secure a letter of credit from the Bank (see “Settlement Agreement and Restructuring Activities” in the Notes to Consolidated Financial Statements). Financing activities generated approximately $173,000 in cash from the exercise of stock options and funding from the Bank under the Financing Agreement, entered in December 2003 (see “Amount Due Under Bank Financing Agreement” in the Notes to Consolidated Financial Statements, above), partially offset by payments made on capital leases.

The Company’s future contractual obligations and commitments as of June 30, 2004 were as follows:

	Amounts Due by Period:
	2005	2006	2007	2008	2009 and thereafter
Operating Leases	$98,380	$80,731	$23,865	$—	$—
Capital Leases	45,037	20,219	6,833	—	—
Note Payable, Affiliate	—	—	—	—	856,954
Note Payable, Other	60,000	120,000	120,000	60,000	—

Total	$203,417	$220,950	$150,698	$60,000	$856,954

Currently we are dependent on our cash reserves and accounts receivable financing through the Bank to fund operations. We incurred net losses for the years ended June 30, 2004, 2003 and 2002 and our revenue base has declined and continues to decline. Assuming no immediate increase in revenue or an infusion of capital, the Company is at risk of being unable to generate sufficient liquidity to meet its obligations. The Company utilized and continues to utilize its Financing Agreement to meet its liquidity needs. Further corporate consolidation or market deterioration affecting our customers could impair our ability to generate such revenues. No assurance may be given that we will be able to maintain the revenue base or the profitable operations that may be necessary to achieve our liquidity needs.

EBITDA, as defined below, was approximately $(153,000) for the year ended June 30, 2004, compared to EBITDA of approximately $504,000 for the year ended June 30, 2003 and $(156,000) for the year ended June 30, 2002. The decrease for the current year is the result of a decrease in operating and depreciation expenses, current year charges related to the negotiated termination of an operating lease and the related loss on disposal of assets, and an increase in stock-based compensation as well as the effect of an impairment charge which occurred in the prior year.

The table below shows the reconciliation between net loss and EBITDA.

	Fiscal Year Ended June 30,
	2004	2003	2002
	(in thousands)
Reconciliation to EBITDA:
Net Loss	$(1,212)	$(1,337)	$(1,361)
Stock-based compensation	68	2	7
Depreciation and Amortization	864	1,215	1,114
Impairment Charge	—	499	—
Interest/Other Expense	127	125	84
Income Taxes	—	—	—

EBITDA	$(153)	$504	$(156)

EBITDA consists of earnings before interest expense, interest and other income, income taxes, depreciation and amortization. EBITDA does not represent funds available for management’s discretionary use and is not intended to represent cash flow from operations. EBITDA should also not be construed as a substitute for operating income or a better measure of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles. EBITDA excludes components that are significant in understanding and assessing our results of operations and cash flows. In addition, EBITDA is not a term defined by generally accepted accounting principles, and as a result, our measure of EBITDA might not be comparable to similarly titled measures used by other companies.

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

We Are Dependent On Cash Reserves and a Bank Financing Agreement and Have Experienced A Declining Cash Balance

Currently we are dependent on our cash reserves to fund operations, and during fiscal 2004 we entered into a limited accounts receivable financing facility with Silicon Valley Bank. However, we have incurred net losses for the years ended June 30, 2003 and 2004 and our revenue base has been declining. Our ability to meet our liquidity needs on a long-term basis depends on our ability to generate sufficient revenues and cash to cover our current obligations and to pay down our long-term obligations. No assurance may be given that we will be able to maintain the revenue base or the size of profitable operations that may be necessary to achieve our short-term or long-term liquidity needs.

We Depend On The Continued Growth In The Use Of The Internet, Particularly For News and Financial Information

Our business depends on businesses and individual consumers continuing to increase their use of the Internet for obtaining news and financial information. Internet usage may be inhibited for a number of reasons, including inadequate network infrastructure; security concerns; inconsistent quality of service; and availability of cost-effective, high-speed service. Because the market for our products is consolidating and is in flux, it is difficult to predict with any certainty the growth rate, if any, and the ultimate size of our markets. If the market fails to continue to develop, develops more slowly than expected or becomes saturated with competitors; if our services do not maintain significant market acceptance; if our customers’ business models are not successful; or if pricing becomes subject to considerable competitive pressures; our business operations and financial condition would be materially, adversely affected.

We Face Intense Competition That Could Impede Our Ability To Grow and Become Profitable

The business information services industry is intensely competitive and is characterized by rapid technological change and entry into the field by large and well-capitalized companies. Many of our competitors have substantially greater financial, technical and marketing resources. Our competitors include Internet-focused aggregators and distributors of content, individual national and international electronic news and information services, and traditional content providers seeking new markets for their content or seeking direct relationships with distributors.

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

Some Customers Pose Credit Risks

With some customers, we have experienced difficulties collecting accounts receivable. In addition, we lost some customers directly due to the failure of their business models to sustain operations. We may continue to encounter these difficulties in the future. If any significant part of our customer base continues to experience economic difficulties or is unable to pay our fees, for any reason, our business would be materially, adversely affected.

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

Substantially all of our computer and communications hardware resides in three locations: Alexandria and Ashburn, Virginia and Andover, Massachusetts. Although hardware configurations/locations and software systems are designed to be fault tolerant and to facilitate any disaster recovery, any catastrophic disaster, power outage or system failure that causes interruptions in our ability to provide continuing service to our customers could reduce our revenues due to customer satisfaction and impair our ability to attract additional customers.

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

Dependence On Key Personnel

Our future success may depend on the continued services of our senior management and other key personnel. We do not maintain “key person” life insurance for any of our personnel. Our future success will also depend on our ability to attract, retain and motivate other highly skilled employees. Companies in our industry compete intensely to hire and retain qualified personnel and if we are not able to attract the employees we need or retain the services of those we have hired, our business operations could be materially, adversely affected.

Common Stock Price Is Volatile, Fluctuates Significantly and Trades on a Sporadic Basis

The trading price of our Common Stock has been, and probably will continue to be, subject to wide fluctuations and limited trading volume. The shares are traded on the OTCBB. The stock is not followed by any security analysts and has a limited and unpredictable number of market makers. During fiscal year 2004, the closing prices of our Common Stock ranged from $.14 to $.35. In addition to the foregoing, the stock price may also fluctuate in response to a number of events and factors, such as the following:

•	quarterly variations in operating results

•	announcements of technological innovations or new products by us or our competitors

•	the operating and stock price performance of other companies that investors may deem comparable

•	news reports relating to trends in our markets.

In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies.

Potential Acquisitions, Mergers and/or Strategic Investments May Result In Increased Expenses, Difficulties In Integrating Target Companies and Diversion Of Management’s Attention

We anticipate that from time to time, we may consider acquisitions of assets or businesses that we believe may enable us to obtain complementary skills and capabilities, offer new services, expand our customer base or obtain other competitive advantages. Growth through acquisitions and/or mergers involves potential risks, including, but not limited to, the following:

•	diversion of management’s attention during the acquisition/merger process

•	costs, delays and difficulties of integrating the acquired company’s operations, technology and personnel into our operations

•	adverse affect on earnings due to amortizing any intangible assets acquired

•	issuance of new equity securities that dilute the holdings of existing stockholders

•	uncertainty of working with new employees and customers.

Our Executive Officers, Directors And 5% Or Greater Stockholders Significantly Influence All Matters Requiring Stockholder Vote

Our executive officers and directors, in the aggregate, beneficially own approximately 42% of our outstanding common stock. As a result, our executive officers and directors are able to significantly influence the outcome of all matters requiring approval by our stockholders, including the election of directors and approval of significant transactions. This concentration of ownership could delay, deter or prevent a change of control and could adversely affect the price that investors are willing to pay in the future for shares of our common stock.

No Intention To Pay Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings for funding growth and, therefore, do not expect to pay any cash dividends in the foreseeable future.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

We are exposed to various market risks, including changes in foreign currency exchange rates. However, our exposure to currency exchange rate fluctuations has ceased with the shutdown of our foreign subsidiary. The impact of currency exchange rate movements as of June 30, 2004 was not material. We do not engage in hedging activities.

Item 8. Financial Statements and Supplementary Data

The information required by this item is set forth under Item 15, which is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Under the supervision and with the participation of management, including our interim Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) at the end of the period covered by this report. Based upon that evaluation, the interim Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal year 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

The information required by Items 10, 11, 12 and 13 of Part III of Form 10-K has been omitted in reliance on General Instruction G(3) to Form 10-K and is incorporated herein by reference to our proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended.

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

Item 14. Principal Accountant Fees and Services

Our Audit Committee is responsible for appointment of the Company’s independent auditors. During the year ended June 30, 2004 the Company engaged Goldstein Golub Kessler LLP and ceased using Ernst & Young LLP to conduct its annual audit and quarterly reviews of the financial statements and to provide services in connection with the SEC proxy statement filing. Additionally, the Company engaged the services of Envision Business Solutions LLC to perform its tax compliance work for the years ended June 30, 2004 and 2003.

The following table sets forth the aggregate fees billed to the Company by its principal accountants for the fiscal years ended June 30, 2004 and 2003.

	Fiscal Year Ended June 30,
	2004	2003
Audit Fees	$53,500	$85,139
Tax Compliance Fees	8,037	7,838

Total Fees	$61,537	$92,976

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent auditors, either by approving an engagement prior to the engagement or pursuant to a pre-approval policy with respect to particular services. These services may include audit services, review services, and other services. The independent auditors and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent auditors in accordance with the pre-approval, and the fees for the services performed to date.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. Financial Statements

      2. Financial Statement Schedules

The schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

(b) Reports on Form 8-K

On May 19, 2004, the Company filed a report on Form 8-K announcing the appointment of a Chief Financial Officer and also disclosing financial results for the third quarter of fiscal year 2004.

(c) Exhibits

3.1	Certificate of Incorporation of the Company, (incorporated by reference to the Company’s Form 8-K dated December 31, 2002).

3.2	By-Laws of the Company (incorporated by reference to the Company’s Form 8-K dated December 31, 2002).

10.1	Agreement between Infotechnology, Inc. and the Company, dated May 16, 1995 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q dated March 31, 1995).

10.2	Amended, Consolidated and Restated 10% Senior Subordinated Secured Note, dated May 16, 1995 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q dated March 31, 1995).

10.3	Comtex Scientific Corporation 1995 Stock Option Plan (incorporated by reference to the Company’s Proxy Statement dated November 9, 1995).

10.4	Lease Agreement between Plaza IA Associates Limited Partnership and the Company dated April 6, 1996 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q dated March 31, 1996).

10.5	First Allonge to Amended, Consolidated and Restated 10% Senior Subordinated Secured Note between the Company and AMASYS Corporation dated as of June 30, 1999 (incorporated by reference to the Company’s Form 10-K dated June 30, 1999).

10.6	First Amendment to Comtex Scientific Corporation 1995 Stock Option Plan, effective September 15, 1997, dated February 7, 2000 (incorporated by reference to the Company’s Form 10-K dated June 30, 2001).

10.7	Second Amendment to Comtex Scientific Corporation 1995 Stock Option Plan, effective December 2, 1999, dated February 7, 2000 (incorporated by reference to the Company’s Form 10-K dated June 30, 2001).

10.8	Third Amendment to Comtex News Network, Inc. 1995 Stock Option Plan, effective December 7, 2000, dated June 1, 2001 (incorporated by reference to the Company’s Form 10-K dated June 30, 2001).

10.9	Second Amendment to Amended, Consolidated and Restated 10% Senior Subordinated Secured Note between the Company and AMASYS Corporation dated as of August 31, 2001 (incorporated by reference to the Company’s Form 10-K dated June 30, 2001).

10.10	Comtex News Network, Inc. 1997 Employee Stock Purchase Plan, as Amended and Restated, effective as of December 5, 2002 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q dated December 31, 2002).

10.11	Comtex News Network, Inc. 1995 Stock Option Plan, as Amended and Restated, effective as of January 1, 2003 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q dated December 31, 2002).

10.12	Separation Agreement and Release with Charles W. Terry, effective April 24, 2003 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q dated May 15, 2003).

10.13	Employment Agreement with Raymond P. Capece, effective April 25, 2003 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q dated May 15, 2003).

10.14	Employment Agreement with Stephen W. Ellis effective July 1, 2003 (incorporated by reference to the Company’s Form 8-K dated August 18, 2003).

10.15	Employment Agreement with Laurence F. Schwartz effective July 1, 2003 (incorporated by reference to the Company’s Form 8-K dated August 18, 2003).

10.16	Comtex News Network, Inc. 2003 Incentive Stock Plan (incorporated by reference to the Company’s Form 8-K dated August 18, 2003).

10.17	Separation Agreement and Release with Raymond P. Capece dated July 22, 2003 (incorporated by reference to the Company’s Form 10-K dated June 30, 2003).

10.18	Separation Agreement and Release with C.W. Gilluly dated June 12, 2003 (incorporated by reference to the Company’s Form 10-K dated June 30, 2003).

10.19	Third Amendment to the AMASYS Amended, Consolidated and Restated 10% Senior Subordinated Secured Note (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

21	Subsidiaries of the Registrant (incorporated by reference to the Company’s Quarterly Report on Form 10-Q dated December 31, 2001).

23.1	Consent of Independent Registered Public Accounting Firm (Goldstein Golub Kessler LLP)

23.2	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(d) Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 28, 2004

COMTEX NEWS NETWORK, INC.

By:	/s/ C.W. GILLULY	By:	/s/ MATTHEW BALL
	C.W. Gilluly		Matthew Ball
	Chairman & Interim Chief Executive Officer		Vice President & Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DIRECTORS:

Signature	Title	Date

/S/ C.W. GILLULY C.W. Gilluly	Chairman & Interim CEO	September 28, 2004

/S/ ERIK HENDRICKS Erik Hendricks	Director	September 28, 2004

/S/ WILLIAM J. HOWARD William J. Howard	Director	September 28, 2004

/S/ ROBERT J. LYNCH, JR. Robert J. Lynch, Jr.	Director	September 28, 2004

/S/ PIETER VANBENNEKOM Pieter VanBennekom	Director	September 28, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Comtex News Network, Inc.

We have audited the accompanying consolidated balance sheet of Comtex News Network, Inc. as of June 30, 2004 and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Comtex News Network, Inc. at June 30, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Comtex News Network, Inc. will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses and has a working capital deficiency and a stockholders’ deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

/s/    GOLDSTEIN GOLUB KESSLER LLP

New York, NY

August 17, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Comtex News Network, Inc.

We have audited the accompanying consolidated balance sheet of Comtex News Network, Inc. as of June 30, 2003 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comtex News Network, Inc. at June 30, 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2003, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Comtex News Network, Inc. will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses and has a working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/    ERNST & YOUNG LLP

McLean, Virginia

September 5, 2003

COMTEX NEWS NETWORK, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2004	2003
ASSETS

CURRENT ASSETS
Cash	$461,419	$464,981
Accounts Receivable, Net of Allowance of $155,961 and $ 140,500 at June 30, 2004 and 2003, respectively	807,079	779,136
Prepaid Expenses and Other Current Assets	38,397	86,787

TOTAL CURRENT ASSETS	1,306,895	1,330,904

PROPERTY AND EQUIPMENT, NET	975,620	2,067,149

RESTRICTED CASH	360,000	—

DEPOSITS AND OTHER ASSETS	28,617	74,988

DEFERRED INCOME TAX ASSET, NET OF VALUATION ALLOWANCE OF $2,202,038 AND $1,633,907, RESPECTIVELY	—	—

TOTAL ASSETS	$2,671,132	$3,473,041

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts Payable and Other Accrued Expenses	$1,260,669	$1,081,671
Accrued Payroll Expenses	142,695	463,699
Amount due under Bank Financing Agreement	201,911	—
Deferred Revenue	100,297	127,634
Note Payable—Other, Current	60,000	—
Capital Lease Obligations, Current	36,599	56,625

TOTAL CURRENT LIABILITIES	1,802,171	1,729,629

LONG-TERM LIABILITIES:
Capital Lease Obligations, Long-Term	23,355	23,483
Long-Term Note Payable—Affiliate	856,954	856,954
Long-Term Note Payable—Other	300,000	—
Deferred Rent	11,290	77,353

TOTAL LONG-TERM LIABILITIES	1,191,599	957,790

TOTAL LIABILITIES	2,993,770	2,687,419

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Common Stock, $0.01 Par Value—25,000,000 Shares Authorized; Shares issued and outstanding: 13,598,836 and 13,245,170 at June 30, 2004 and 2003, respectively	135,988	132,452
Additional Paid-In Capital	12,311,672	12,211,181
Accumulated Deficit	(12,770,298)	(11,558,011)

Total Stockholders’ Equity (Deficiency)	(322,638)	785,622

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$2,671,132	$3,473,041

The accompanying “Notes to Consolidated Financial Statements” are an integral part of these consolidated financial statements.

COMTEX NEWS NETWORK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended June 30,
	2004	2003	2002
Revenues	$8,164,756	$9,268,404	$12,247,694

Cost of Revenues (including depreciation and amortization expense of approximately $398,000, $462,000, and $416,000 for the fiscal years ended June 30, 2004, 2003 and 2002, respectively)	3,607,741	3,887,168	4,473,895

Gross Profit	4,557,015	5,381,236	7,773,799

Operating Expenses
Technical Operations and Support	1,968,466	2,002,150	2,593,395
Sales and Marketing	579,971	1,004,578	1,454,981
General and Administrative	1,780,824	2,332,340	4,296,970
Settlement with Former Landlord	478,477	—	—
Loss on Disposal of Assets Related to Lease Termination	300,410	—	—
Stock-based Compensation	67,864	2,100	6,678
Impairment Charge	—	498,645	—
Depreciation and Amortization	465,963	752,673	698,652

Total Operating Expenses	5,641,975	6,592,486	9,050,676

Operating Loss	(1,084,960)	(1,211,250)	(1,276,877)

Other (Expense)/Income
Interest (Expense), net	(118,645)	(97,260)	(85,334)
Other (Expense)/Income	(8,257)	(27,859)	1,614

Other (Expense), net	(126,902)	(125,119)	(83,720)

Loss Before Income Taxes	(1,211,862)	(1,336,369)	(1,360,597)

Income Tax Expense	425	491	425

Net Loss	$(1,212,287)	$(1,336,860)	$(1,361,022)

Loss Per Common Share—Basic and Diluted	$(0.09)	$(0.10)	$(0.12)

Weighted Average Number of Common Shares Outstanding	13,564,234	13,184,219	11,348,923

The accompanying “Notes to Consolidated Financial Statements” are an integral part of these consolidated financial statements.

COMTEX NEWS NETWORK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY) FOR THE FISCAL YEARS ENDED JUNE 30, 2004, 2003 AND 2002

	Common Shares Outstanding				Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity (Deficiency)
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit
Balance at June 30, 2001	10,191,373	$101,914	$11,867,469	$(8,860,128)	—	$3,109,255
Exercise of Stock Options	2,859,728	28,597	289,227			317,824
Issuance of Stock—ESPP	89,792	898	29,599			30,497
Stock-based Compensation			6,678			6,678
Foreign Currency Translation Adjustment					(3,242)	(3,242)
Net Loss				(1,361,023)		(1,361,023)

Balance at June 30, 2002	13,140,893	$131,409	$12,192,973	$(10,221,151)	$(3,242)	$2,099,989

Issuance of Stock—ESPP	104,277	1,043	16,108			17,151
Stock-based Compensation			2,100			2,100
Foreign Currency Translation Adjustment					3,242	3,242
Net Loss				(1,336,860)		(1,336,860)

Balance at June 30, 2003	13,245,170	$132,452	$12,211,181	$(11,558,011)	$—	$785,622

Exercise of Stock Options	337,733	3,377	30,397	—	—	33,774
Issuance of Stock—ESPP	15,933	159	2,230	—	—	2,389
Stock-based compensation	—	—	67,864	—	—	67,864
Net Loss	—	—	—	(1,212,287)	—	(1,212,287)

Balance at June 30, 2004	13,598,836	$135,988	$12,311,672	$(12,770,298)	$—	$(322,638)

The accompanying “Notes to Consolidated Financial Statements” are an integral part of these consolidated financial statements.

COMTEX NEWS NETWORK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended June 30,
	2004	2003	2002
Cash Flows from Operating Activities:
Net Loss	$(1,212,287)	$(1,336,860)	$(1,361,023)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and Amortization Expense	863,546	1,214,582	1,114,158
Bad Debt Expense	49,934	53,472	412,497
Stock Based Compensation	67,864	2,100	6,678
Loss on Disposal of Assets	309,129	19,945	416
Settlement with Former Landlord	360,000	—	—
Property and equipment impairment charge	—	498,645	—
Foreign currency loss	—	7,349	—
Changes in Assets and Liabilities:
Accounts Receivable	(77,877)	239,109	420,195
Prepaid Expenses and Other Current Assets	48,390	50,818	155,653
Deposits and Other Assets	46,371	5,759	(8,945)
Accounts Payable and Other Accrued Expenses	178,998	(909,814)	231,665
Accrued Payroll Expenses	(321,004)	20,804	29,859
Deferred Revenue	(27,337)	24,647	(228,462)
Deferred Rent	(66,063)	77,353	—

Net Cash Provided By (Used in) Operating Activities	219,664	(32,091)	772,691

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(90,174)	(287,514)	(583,113)
Increase in Restricted Cash	(360,000)	—	—
Proceeds from Disposal of Assets	53,580	8,564	813

Net Cash Used in Investing Activities	(396,594)	(278,950)	(582,300)

Cash Flows from Financing Activities:
Repayments of Capital Lease Obligations	(64,706)	(43,677)	(2,201)
Repayments on Note Payable—Affiliate	—	(58,000)	(39,000)
Net Proceeds from Bank Financing Agreement	201,911	—	—
Issuance of Stock under Employee Stock Purchase Plan	2,389	17,151	30,497
Proceeds from Exercise of Stock Options	33,774	—	317,824

Net Cash Provided By (Used in) Operating Activities	173,368	(84,526)	307,120

Effect of Exchange Rate Changes on Cash	—	—	(4,456)

Net (Decrease) Increase in Cash	(3,562)	(395,567)	493,055

Cash at Beginning of Year	464,981	860,548	367,493

Cash at End of Year	$461,419	$464,981	$860,548

The accompanying “Notes to Consolidated Financial Statements” are an integral part of these consolidated financial statements.

COMTEX NEWS NETWORK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

1. THE COMPANY

Comtex News Network, Inc. (the “Company” or “Comtex”), based in the United States, is a leading wholesaler of electronic real-time news and content to major financial and business information distributors. Comtex enhances and standardizes news and other content received from newswire services and publishers in order to provide editorially superior and technically uniform products to its customers. The customers then package, integrate and distribute these products to their end-users. Comtex processes unique real-time news stories each day. Processing includes adding stock ticker symbols, indexing by keyword and category, and converting the diverse publisher materials and formats received into XML, the industry standard delivery format.

Consistent with standard practice in the information aggregation industry, the Company generally has renewable long-term contractual relationships with those information providers and information distributors with which it does business. The Company generates revenues primarily from charges to distributors for the licensing of enhanced content, including CustomWires, TopNews products and publishers’ full feeds. Distributor licenses typically consist of minimum royalty commitments and fixed fees for data communications and support. Royalties are based upon our customers’ business and revenue models such that success in their chosen markets generates increasing revenues for the Company. Fees and royalties from information distributors comprise the majority of the Company’s revenues. Fees and royalties due to information providers, along with telecommunications costs and employee payroll costs, comprise the majority of the Company’s costs and expenses. The Company operates and reports in one segment, information services.

AMASYS Corporation, (“AMASYS”) (the successor corporation to Infotechnology, Inc., “Infotech”), a Delaware corporation, legally or beneficially controls 2,153,437 (approximately 16%) of the issued and outstanding shares of the Company. In February 2002, C.W. Gilluly, Ed.D., the Chairman of the Board of Directors of both the Company and AMASYS, and his spouse, (the “Gillulys”) exercised an option to acquire 2,130,503 shares owned by AMASYS and exercised an option to acquire an additional 2,192,503 shares from the Company.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred recurring net losses for the years ended June 30, 2004, 2003 and 2002 and a continued decline in its revenue base. In addition, the Company has a working capital deficit of approximately $495,000 and $399,000 at June 30, 2004 and 2003, respectively, and a stockholders’ deficiency of approximately $323,000 at June 30, 2004. The future operation of the Company is dependent upon its ability to generate positive cash flows from operations to cover its current and long-term obligations.

During the year ended June 30, 2004, management continued to implemented major cost reductions. Additionally, management intends to focus on aggressively producing new and revised products that are economically useful in the marketplace in order to support a stable pricing environment and market demand. No assurance may be given that Comtex will be able to maintain the revenue base or the size of profitable operations that may be necessary to continue as a going concern.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

COMTEX NEWS NETWORK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2004

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Comtex News Network, Inc. and its wholly owned subsidiary nFactory Comtex, S.L. (“nFactory”). All significant intercompany transactions have been eliminated in consolidation. Subsequent to June 30, 2004, the Company’s Board of Directors resolved to dispose of nFactory since it is no longer active. The transaction had no material affect on the financial condition of the Company for the fiscal year ended June 30, 2004 and beyond.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Revenue Recognition

Information services revenues are recognized as services are rendered based on contractual terms such as usage, fixed fee, percentage of distributor revenues or other pricing models. Effective April 1, 2001, the Company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin (SAB) 101 and SAB 104, Revenue Recognition in Financial Statements. Previously, the Company recognized revenue for start-up fees upon execution of a contract for content services. The Company routinely completed implementation of its content feed to the customer at the time of execution. The Company now defers start-up fee revenues and recognizes revenue over the initial term of contracts for content services. The cumulative effect of the change was not material to the financial statements of the Company. Amounts received in advance are deferred and recognized over the service period.

Cash Credit Risk

The Company maintains cash in bank deposit accounts which, at times, exceed federally insured limits. The Company has not experienced any losses on these accounts.

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company estimates doubtful accounts based on historical bad debts, factors related to specific customers’ ability to pay and current economic trends. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible.

Foreign Currency Translation

The Company has designated the Euro as the functional currency of its wholly-owned subsidiary in Spain. Accordingly, assets and liabilities are translated from the Euro into U.S. dollars at the end of period exchange rate, and revenues and expenses are translated at average monthly exchange rates. Foreign currency translation gains and losses were accumulated in stockholders’ equity and reflected as a component of other comprehensive income or loss. Due to the termination of nFactory’s operations on December 31, 2002, the foreign currency translation adjustment balance was removed from stockholders’ equity and reported as a loss in the consolidated statement of operations. Total comprehensive loss for the years ended June 30, 2003 and 2002 was approximately $1,334,000 and $1,364,000, respectively.

COMTEX NEWS NETWORK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2004

Research and Development

The Company conducts ongoing research and development in the areas of product enhancement and quality assurance. Such costs are expensed as incurred. Product development costs for the fiscal years ended June 30, 2004, 2003 and 2002 were approximately $215,000, $272,000, and $363,000, respectively, and are included in technical operations and support in the consolidated statement of operations.

Advertising

The Company engages in advertising and promotional activities to promote its products and services. Advertising costs are expensed as incurred. Advertising costs were approximately $23,000, $16,000, and $60,000 for the fiscal years ended June 30, 2004, 2003 and 2002, respectively.

Property and Equipment

Property and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred and the cost of renewals and betterments are capitalized.

Depreciation and amortization, which includes the amortization of assets under capital leases, are computed using the straight-line method over the estimated lives of the related assets—five years for furniture and fixtures, computer equipment and software development and three years for purchased software. Leasehold improvements are amortized using the straight-line method over the lesser of the lease term or the estimated useful lives of the related assets.

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

Impairment of Long-Lived Assets

The Company evaluates, on a quarterly basis, long-lived assets to be held and used, including capitalized software, for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The evaluation is based on certain impairment indicators, such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If these impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, then an estimate of the undiscounted value of expected future operating cash flows is used to determine whether the asset is recoverable and the amount of any impairment is measured as the difference between the carrying amount of the asset and its estimated fair value. The fair value is estimated using valuation techniques such as market prices for similar assets or discounted future operating cash flows.

During fiscal year 2003, the Company determined that two asset groups were impaired and the Company recorded an impairment charge of approximately $499,000 in the consolidated statement of operations. Discounted future operating cash flows were used in estimating the fair value of the asset groups.

COMTEX NEWS NETWORK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2004

Restructuring Activities

Restructuring activities are accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 specifies that a liability for a cost associated with an exit or disposal activity is incurred when the definition of a liability in Concepts Statement 6, Elements of Financial Statements, is met. The Company implemented SFAS 146 in October 2002 related to the termination of nFactory’s operations, as discussed in Note 8.

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

Stock-based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations and complies with the disclosure provisions of SFAS No. 123 (SFAS 123), Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS 123 requires that companies either recognize compensation expense for grants of stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income (loss) and net income (loss) per share in the notes to the financial statements. SFAS 148 requires more prominent and more frequent disclosures in both interim and annual financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. We adopted the disclosure provisions of SFAS 148 and continue to apply the measurement provisions of APB 25. Accordingly, no compensation cost has been recognized under SFAS 123 for the Company’s employee stock option plans. At June 30, 2004, the Company has two stock-based compensation plans, which are described more fully in Note 10.

Had compensation cost for the awards under the plans been determined based on the grant date fair values, consistent with the method required under SFAS 123, the Company’s net loss and net loss per share would have increased to the pro forma amounts indicated below:

	Fiscal Year Ended June 30,
	2004	2003	2002
Net Loss, as reported	$(1,212,287)	$(1,336,860)	$(1,361,023)
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	292,072	147,123	425,977

Pro Forma Net Loss	$(1,504,359)	$(1,483,983)	$(1,787,000)

Basic and Diluted Loss Per Share, as reported	$(.09)	$(0.10)	$(0.12)

Basic and Diluted Loss Per Share, pro forma	$(.11)	$(0.11)	$(0.16)

COMTEX NEWS NETWORK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2004

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Fiscal Year Ended June 30,
	2004	2003	2002
Risk free rate of interest	3.56% to 4.71%	3.25% to 4.82%	4.09% to 4.82%
Expected dividend yield	0%	0%	0%
Expected life in years	10	5	5
Expected Volatility	1.50	1.10 to 1.23	1.10 to 1.23

The Company accounts for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments based on the fair value of the equity instruments issued, based on the fair value of the equity instruments issued in accordance with the Emerging Issues Task Force (EITF), EITF Issue 96-18, Accounting for Equity Instruments That Are Issued To Other Than Employees For Acquiring, or in Conjunction With Selling Goods or Services.

Risks and Uncertainties

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable. The Company periodically performs credit evaluations of its customers’ financial condition and generally does not require collateral on accounts receivable. For the fiscal year ended June 30, 2004, one of the Company’s customers accounted for approximately 13.3% of gross revenues. For the fiscal year ended June 30, 2003, one of the Company’s customers accounted for approximately 10.1% of gross revenues. No individual customer accounted for 10% or more of gross revenues for the fiscal year ended June 30, 2002. The Company maintains reserves on accounts receivable and, to date, credit losses have not exceeded management’s expectations.

Earnings per Common Share

Basic earnings per share (“EPS”) is presented in accordance with the provisions of SFAS No. 128, Earnings per Share. Basic EPS excludes dilution for potentially dilutive securities and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Diluted EPS is equal to basic EPS since all potentially dilutive securities are anti-dilutive for each of the periods presented with a net loss. Diluted net loss per common share for the years ended June 30, 2004, 2003 and 2002 do not include the effects of options to purchase approximately 0.9 million, 2.9 million and 2.0 million shares of common stock, respectively, and approximately 1.1 million, 0.8 million and 0.9 million shares of common stock in 2004, 2003 and 2002, respectively, related to the note payable to AMASYS, on an “as if” converted basis, as the effect of their inclusion is anti-dilutive during each period.

Fair Value of Financial Instruments

Accounts receivable, accounts payable and other accrued expenses and other current assets and liabilities are carried at amounts which reasonably approximate their fair values because of the relatively short maturity of those instruments. It is not practical to estimate the fair value of the Company’s Long-term Note Payable to Affiliate due to its unique nature. The fair value of the Company’s other long-term debt approximates its financial statement carrying amount based on interest rates for similar borrowings.

COMTEX NEWS NETWORK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2004

Recent Pronouncements

In December 2003, the Financial Accounting Standards Board issued interpretation No. 46 (“FIN 46”), (revised December 2003), Consolidation of Variable Interest Entities, originally issued in January 2003. FIN 46 expanded the criteria for consolidation in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, Special Purpose Entities, or SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. The interpretation applies immediately to variable interest entities created after January 31, 2003 and applied in the fiscal year or interim period beginning after December 31, 2003, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. The adoption of FIN 46 does not have a material impact on the Company’s financial position or results of operations.

Statement of Financial Accounting Standards (“SFAS”) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, was issued in April 2003. SFAS No. 149 amends and clarifies financial accounting and reporting for hedging activities under SFAS No 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 provides greater clarification of the characteristics of a derivative instrument so that contracts with similar characteristics will be accounted for consistently. In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 does not have any impact on the Company’s consolidated financial statements.

In May 2003, SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, was issued. SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 does not have any impact on the Company’s consolidated financial statements.

In April 2004, the EITF issued EITF Issue No. 03-06 (“EITF 03-06”), Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share, which addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-06 does not have any impact on the Company’s consolidating financial statements.

Reclassifications

Certain fiscal year 2003 and 2002 amounts have been reclassified to conform to the fiscal year 2004 presentation.

COMTEX NEWS NETWORK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2004

4. RELATED PARTY TRANSACTIONS

Note Payable to AMASYS

On December 9, 2003, the Company executed an amendment to the Amended, Consolidated and Restated 10% Senior Subordinated Secured Note (the “Amended Note”), payable to AMASYS (said amendment the “Third Amendment”) for the purpose of reducing the price at which the Amended Note may be converted into common stock of the Company. Pursuant to the Third Amendment, AMASYS agreed to subordinate the Amended Note to both the Company’s note payable to its former landlord and to the Financing Agreement. In consideration for these subordination agreements, the Company agreed to reduce the conversion price stipulated in the Amended Note from the previously-stated conversion price of $1.20 per share to $0.75 per share, and to increase this conversion price by $0.05 every one hundred and eighty (180) days thereafter. At the date of the transaction the conversion price of the Amended Note was in excess of the stock price. As of June 30, 2004, the Amended Note had a principal balance of $856,954. Interest paid to AMASYS totaled approximately $86,000, $88,000 and $93,000 for the fiscal years 2004, 2003 and 2002, respectively.

The Amended Note bears interest at a rate of 10% on the principal balance of approximately $857,000 at June 30, 2004 and 2003. The Amended Note is collateralized by a continuing interest in all receivables, all products of such receivables and the proceeds thereof, all purchase orders, and all patents and technology now or hereafter held or received by the Company. The Amended Note is subordinated to the Accounts Receivable Purchase Agreement (see Note 6). The outstanding principal balance of the Amended Note is due in July 2008.

Stock Option Transfer

During fiscal years 2002 and 2001, the Gillulys transferred 238,500 and 242,000, respectively, of their stock options, which were fully exercisable at $0.10 per share, to certain members of management. This transfer resulted in compensation expense to the Company of approximately $7,000 for fiscal year 2002. Of these transferred options, 337,500 were exercised in February 2002.

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30:

	2004	2003
Computer Equipment	$1,193,078	$2,023,357
Furniture and Fixtures	39,117	386,792
Purchased Software and Software Development	2,522,668	2,571,137

Leasehold Improvements	—	197,421
Other Equipment	8,064	8,064

	3,762,927	5,186,771
Less Accumulated Depreciation and Amortization	(2,787,307)	(3,119,622)

Property and Equipment, Net	$975,620	$2,067,149

6. AMOUNT DUE UNDER BANK FINANCING AGREEMENT

In December 2003, the Company entered into an Accounts Receivable Purchase Agreement with a Bank (the “Financing Agreement”), which provides for a revolving line of credit of up to $1 million collateralized by the Company’s accounts receivable. At June 30, 2004 approximately $202,000 was due to the Bank related to advances under the Financing Agreement.

COMTEX NEWS NETWORK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2004

7. CAPITAL LEASE OBLIGATIONS

In October 2003, the Company entered into a three-year capital lease agreement with Fidelity Capital to purchase a telephone system and related software in the amount of $44,552. The lease requires monthly installments of $1,685 and expires in October 2006. In May 2002, the Company entered into a $50,000, three-year capital lease agreement with Compaq Financial Services to purchase software and related maintenance. The lease calls for monthly installments of $1,755 and expires in April 2005. In September 2002, the Company obtained a two-year financing agreement for $76,000 to purchase software and related maintenance with HP Financial Services that expires August 2004. The lease calls for monthly installments of $3,634. The leased software is capitalized using the interest rates appropriate at the inception of the lease. Interest expense related to capital leases totaled approximately $14,000, $14,000 and $3,000 for the fiscal years ended June 30, 2004, 2003 and 2002, respectively.

Assets held under capital leases are reported as property and equipment as follows:

	June 30,
	2004	2003
Purchased software	$166,039	$121,487
Accumulated depreciation	89,198	38,802

Future minimum lease payments under capital lease obligations at June 30, 2004 are as follows:

Fiscal Year Ending June 30,
2005	$45,037
2006	20,219
2007	6,833

Total	72,089
Less amounts representing interest	12,135

Present value of net minimum payments	59,954
Less current portion	36,599

Long-term portion	$23,355

8. SETTLEMENT AGREEMENT AND RESTRUCTURING ACTIVITIES

In July 2003, the Company commenced negotiations with its former landlord, Plaza I-A Associates (“Plaza I-A”) regarding the proposed termination of the lease obligation at 4900 Seminary Road, Alexandria, Virginia. On December 9, 2003, the Company and Plaza I-A executed a settlement agreement terminating the subject. The total remaining liability on the lease was approximately $2.6 million prior to the settlement agreement. Pursuant to the terms of the settlement agreement, the Company paid rent and legal fees of approximately $147,000 and entered into a four-year note payable to Plaza I-A for $360,000 which is secured by a $360,000 certificate-of-deposit-backed standby letter of credit. Settlement expense with Plaza I-A for the year ended June 30, 2004 includes the $360,000 expense for the four-year note, approximately $143,000 in commissions and legal fees, as well as an expense related to the forfeiture of the Company’s security deposit in the face amount of approximately $62,000, partially offset by the recovery of deferred rent expense of approximately $87,000 for a total of approximately $478,000. (See Note 13.)

Interest expense on the above note amounted to approximately $10,000 for the year ended June 30, 2004.

COMTEX NEWS NETWORK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2004

The Company recorded termination benefits associated with the shutdown of nFactory of approximately $44,000 including the termination of all three employees in the Madrid, Spain office. The costs other than termination benefits consisted of approximately $13,000 related to the disposal of assets and approximately $7,000 in foreign currency loss. These amounts are included in technical operations and support, sales and marketing and other expense in the consolidated statement of operations for the fiscal year ended June 30, 2003. All amounts had been paid as of the fiscal 2003 year end. Subsequent to June 30, 2004, the Company’s Board of Directors resolved to dispose of nFactory since it is no longer active. The transaction had no material affect on the financial condition of the Company in fiscal year 2004 and beyond.

In October 2002, Comtex vacated leased premises of approximately 7,000 square feet and consolidated employees into the remaining premises. The Company recorded a charge of approximately $126,000 in October 2002, which represented the Company’s remaining lease obligation offset by any rental income. This amount was recorded in general and administrative expenses in the consolidated statement of operations. Approximately $10,000 of this amount was accrued as of June 30, 2003 and was paid in the first quarter of fiscal year 2004.

During the fiscal year ended June 30, 2003, the Company implemented reductions in workforce impacting approximately 15 employees. Severance expense of approximately $88,000 in the aggregate was recorded and is reflected in technical operations and support, sales and marketing and general and administrative expenses in the consolidated statement of operations. Approximately $33,500 of this amount was accrued as of June 30, 2003 and was paid in fiscal year 2004.

9. INCOME TAXES

Income taxes included in the Statements of Operations consist principally of state income taxes and local franchise taxes. The tax provision for continuing operations differ from the amounts computed using the statutory federal income tax rate as follows:

	Fiscal Year Ended June 30,
	2004	2003	2002
Benefit at statutory federal income tax rate	34%	34%	34%
Benefit—state income tax	4	4	4
Change in valuation allowance	(38)	(38)	(38)

Effective income tax rate	0%	0%	0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes.

COMTEX NEWS NETWORK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2004

Significant components of the deferred tax assets and liabilities were as follows:

	As of June 30,
	2004	2003
Deferred tax assets:
Amortization	15,486	18,156
Net operating loss carryforwards	2,039,557	1,535,436
Allowance for bad debts	59,265	53,390
Options to executives	29,124	3,336
Accruals	58,477	205,469
Other	1,112	1,254

Total deferred tax assets	2,203,021	1,817,041

Deferred tax liabilities:
Depreciation / Amortization	(983)	(183,135)

Total deferred tax liabilities	(983)	(183,135)

Deferred tax assets less liabilities	2,202,038	1,633,907

Less: Valuation allowance	(2,202,038)	(1,633,907)

Net deferred tax asset (liability)	$—	$—

The Company has net operating loss (NOL) available to offset future taxable income of approximately $5,367,000 as of June 30, 2004. The net change in valuation allowance during 2004 was an increase of approximately $568,000. The NOL expire beginning in the year 2004 through 2024. Utilization of these net operating losses may be subject to limitations in the event of significant changes in stock ownership of the Company.

In assessing the realizability of its net deferred tax assets, management considers whether it is more likely than not that some portion or all of the net deferred tax assets are realizable. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of June 30, 2004 and 2003, the Company provided a full valuation allowance of approximately $2,202,000 and $1,634,000 respectively, against its net deferred tax assets.

10. STOCK OPTION PLANS

The Company’s 2003 Incentive Stock Plan (the “2003 Plan”) and 1995 Stock Option Plan (the “1995 Plan”) provide for both incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options to purchase shares by key employees, consultants and directors of the Company. The Company has 1,100,000 and 4,550,000 shares reserved for issuance under the 2003 Plan and the 1995 Plan, respectively, as of June 30, 2004, subject to annual increases as determined by the Board of Directors. The exercise price of an incentive stock option is required to be at least equal to 100% of the fair market value of the Company’s common stock on the date of grant (110% of the fair market value in the case of options granted to employees who are 10% shareholders). The exercise price of a non-qualified stock option is required to be not less than the par value, nor greater than the fair market value, of a share of the Company’s common stock on the date of the grant. The term of an incentive or non-qualified stock option may not exceed ten years (five years in the case of an incentive stock option granted to a 10% stockholder), and generally vest within three years of issuance.

COMTEX NEWS NETWORK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2004

Information with respect to stock options under the stock option plans is as follows:

	2004		2003		2002
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	2,872,858	$0.43	1,966,177	$0.89	1,964,090	$1.19
Granted	2,003,000	0.25	1,686,200	0.16	859,500	0.49
Exercised	(337,733)	0.10	—	—	(329,725)	0.20
Expired/ Forfeited	(3,684,274)	0.40	(779,519)	1.00	(527,688)	1.77

Outstanding at end of year	853,851	0.36	2,872,858	0.43	1,966,177	0.89

Options exercisable at end of year	600,524	0.41	1,916,013	0.50	1,023,682	0.73
Weighted average fair value of options granted		$0.25		$0.13		$0.42

The following table summarizes information about the stock options outstanding at June 30, 2004:

Outstanding				Exercisable
Exercise Price	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Number of Shares	Weighted- Average Exercise Price
$ 0.10-0.63	811,851	$0.26	6.18	558,864	$0.26
$ 0.86-1.81	21,500	$1.62	6.36	21,160	$1.63
$ 2.05-4.88	20,500	$3.05	5.96	20,500	$3.05

	853,851			600,524

11. EMPLOYEE STOCK PURCHASE PLAN

In December 1997, stockholders approved the 1997 Employee Stock Purchase Plan. The Company has 600,000 shares reserved for issuance under the Plan as of June 30, 2004. The purpose of the Plan is to secure for the Company and its stockholders the benefits of the incentive inherent in the ownership of Common Stock by present and future employees of the Company. The Plan is intended to comply with the terms of Section 423 of the Internal Revenue Code of 1986, as amended, and Rule 16b-3 of the Securities Exchange Act of 1934. Under the terms of the Plan individual employees may pay up to $10,000 per calendar year for the purchase of the Company’s common shares at 85% of the determined market price.

12. SUPPLEMENTARY INFORMATION

Interest

The Company made payments for interest of approximately $121,000, $102,000, and $96,000 for the fiscal years ended June 30, 2004, 2003 and 2002, respectively.

COMTEX NEWS NETWORK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2004

Allowance for Doubtful Accounts

The following table summarizes activity in the allowance for doubtful accounts:

	Fiscal Year Ended June 30,
	2004	2003	2002
Beginning Balance	$140,500	$300,143	$553,896
Additions—charged to operating expenses	49,934	53,472	412,497
Write-Offs	(34,473)	(213,115)	(666,250)

Balance at End of Year	$155,961	$140,500	$300,143

Non-cash investing activity

During fiscal year 2004 the Company incurred a capital lease obligation in the amount of $44,552.

13. COMMITMENTS AND CONTINGENCIES

The Company leases office space under noncancelable operating leases that expire at various dates through October 2006. The leases require fixed escalations and payment of property taxes, insurance and maintenance costs.

The future minimum rental commitments under operating leases are as follows:

Fiscal year ending June 30,	Minimum Rental Commitments
2005	$98,380
2006	80,731
2007	23,865

$202,976

One of the leases provide for rent abatements and scheduled increases in base rent. Rent expense is charged to operations ratably over the term of the lease which results in deferred rent payable which represents cumulative rent expense charged to operations from inception of the lease in excess of required lease payments.

Rent expense, included in general and administrative expenses, under all operating leases totaled approximately $737,000, $649,000, and $595,000 for the fiscal years ended June 30, 2004, 2003 and 2002, respectively.

On July 17, 2001, the Company filed a breach of contract action against Infospace, Inc. (“Infospace”), a former customer, in the United States District Court for the Eastern District of Virginia for payments owed under contracts with the defendant corporation. The suit is captioned Comtex News Network, Inc. v. Infospace, Inc. Case Number CV01-1108-A. On August 13, 2001, Infospace filed an Answer and Counterclaim alleging that Comtex breached its agreement and sought damages for lost business, loss of reputation and good will.

On March 11, 2002, the court rendered a directed verdict in favor of Infospace on the breach of contract claim and Infospace withdrew the counterclaim without prejudice. Infospace also filed a petition with the court for reimbursement of attorneys’ fees and costs.

COMTEX NEWS NETWORK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2004

On April 9, 2002, Comtex filed a Notice of Appeal to reverse the lower court decision. The case was fully briefed before the United States Court of Appeals for the Fourth Circuit.

On August 13, 2002 the Court issued an order awarding attorneys’ fees of approximately $393,000 to Infospace, with costs to be determined. Infospace also petitioned the Court to require the Company to reimburse Infospace for approximately $201,000 in costs. The Company recorded an accrual at June 30, 2002, to provide for the estimated exposure upon resolution of this matter.

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

On April 15, 2004, each of the Company’s former Chairman/CEO and President, both of whom resigned on February 5, 2004, filed demands for arbitration against the Company related to the terms of their employment agreements. The demands allege a breach of the employment agreements and request payment of approximately $129,000 to the former employees. The Company denies the allegations and intends to vigorously defend this action.

The Company is also involved in routine legal proceedings occurring in the ordinary course of business, which in the aggregate are believed by management to be immaterial to the Company’s financial condition.

14. 401(K) PLAN

The Company has a 401(k) plan available to all full-time employees who meet a minimum service requirement. Employee contributions are voluntary and are determined on an individual basis with a maximum annual amount equal to the maximum amount allowable under federal tax regulations. All participants are fully vested in their contributions. The 401(k) plan provides for discretionary Company contributions. The Company did not make any contributions during the fiscal years ended June 30, 2004, 2003 and 2002.

15. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of selected quarterly results of operations for the years ended June 30, 2004 and 2003.

	Quarter Ended:
	September 30, 2003	December 31, 2003	March 31, 2004	June 30, 2004
Revenues	$2,172,921	$2,014,019	$1,962,035	$2,015,781
Gross Profit	1,240,664	1,099,495	1,114,573	1,102,283
Net Income (Loss)	(252,137)	(1,035,238)	(67,661)	142,749

Net Income (Loss) per share, basic	$(0.02)	$(0.08)	$(0.00)	$0.01
Shares used in per share calculation, basic	13,507,851	13,582,960	13,588,041	13,588,161

Net Income (Loss) per share, diluted	$(0.02)	$(0.08)	$(0.00)	$0.01
Shares used in per share calculation, diluted	13,507,851	13,582,960	13,588,041	14,695,549

COMTEX NEWS NETWORK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2004

	Quarter Ended:
	September 30, 2002	December 31, 2002	March 31, 2003	June 30, 2003
Revenues	$2,431,498	$2,430,124	$2,287,394	$2,119,388
Gross Profit	1,444,465	1,443,406	1,309,958	1,183,407
Net Income (Loss)	(267,473)	182,265	(134,697)	(1,116,955)

Net Income Loss) per share, basic	$(0.02)	$0.01	$(0.01)	$(0.08)
Shares used in per share calculation, basic	13,140,893	13,141,849	13,226,965	13,227,167

Net Income (Loss) per share, diluted	$(0.02)	$0.01	$(0.01)	$(0.08)
Shares used in per share calculation, diluted	13,140,893	13,296,079	13,226,965	13,227,167