Form 10-K/A
period 2004-06-30
COMTEX NEWS NETWORK INC
filed 2004-10-28
CIK 352988

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1


  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                    For the Fiscal Year Ended June 30, 2004
                                       OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
             For the transaction period from _________ to _________


                         Commission File Number: 0-32589

                            COMTEX NEWS NETWORK, INC.
                            -------------------------
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                 13-3050512
           --------                                 ----------
(State or Other Jurisdiction of       (I.R.S. Employer Identification Number)
 Incorporation or Organization)

625 N. Washington Street, Suite 301, Alexandria, Virginia               22314
---------------------------------------------------------               -----
        (Address of Principal Executive Office)                      (Zip Code)

                                 (703) 820-2000
                                 --------------
               (Registrant's Telephone Number including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
                                      ----

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
                     ---------------------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the
Registrant  was  required  to file  reports)  and (2) has been  subject  to such
requirements for the past 90 days. YES  X   NO
                                       ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     As of October 15, 2004, there were issued and outstanding 13,598,836 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. None.

                                    PART III

ITEM 10. Directors and Executive Officers of the Corporation
------------------------------------------------------------

     The Board of Directors of Comtex News Network, Inc. ("Comtex" or the "Company") consists of five persons and is divided into three classes, with one class of directors elected each year. Directors of the Company are generally elected to serve for a three-year term and until their respective successors shall have been elected and shall qualify.

     The business experience for the past five years of each of Comtex's directors and executive officers is as follows:

     C.W. GILLULY, Ed.D., 58, has served as a director of the Company since 1992. He served as President from June 1992 until September 1997, as Chairman of the Board from June 1992 until December 2002 and from February 2004 until the present, as Vice-Chairman from December 2002 through June 2003 and as interim Chief Executive Officer from February 2004 until the present. Dr. Gilluly has served as Chairman of the Board and President of AMASYS and its predecessor, Infotechnology, Inc., since June 1992. Dr. Gilluly also served as a director of Analex Corporation until March 2003, an engineering services firm primarily involved with homeland security and bio-defense.

     WILLIAM J. HOWARD, 57, has served as a director of the Company since January 2003. Mr. Howard has extensive experience in journalism and is currently President of Discovery Tours LLC, a firm providing the tourism industry with documentaries on historical communities in the mid-Atlantic and southern United States. Mr. Howard has also participated in real estate development and the restoration of historical sites. In Maryland, he has received Governor's Citations from three different governors for his community service work, particularly in Talbot County.

     ROBERT J. LYNCH, JR., 71, has served as a director of the Company since January 2003. Mr. Lynch has been President of American & Foreign Enterprises, Inc. ("AFE"), an investment firm, for more than 20 years. Among its many enterprises, AFE is partnered with Hochtief, A.G., Germany's largest engineering/construction group. AFE has worked with international investment banks such as Goldman Sachs & Co., BV Bank of Munich and Citibank. Mr. Lynch has been a director of many public companies in various industries, including Dames & Moore (environmental/geotechnical engineering), Data Broadcasting Corporation (real-time financial market data) and Turner Construction Company.

     ERIK HENDRICKS, 60, has served as a director of the Company since 1991. Since 1979 he has served as the Executive Director and Chief Operating Officer of the Pennsylvania Society for the Prevention of Cruelty to Animals, a non-profit humane society.

     PIETER VANBENNEKOM, 59, has served as a director of the Company since February 2004. Mr. VanBennekom has extensive experience in the news, information and publishing industries and has worked with Progressive Business Publications, Inc. ("PBP") a diversified business information services publishing company, since 1994. He joined PBP as Senior Editor, became Group Publisher in 1996 and was promoted to Editorial Director, in 1998. Prior to joining PBP, Mr. VanBennekom worked with the worldwide wire service United Press International ("UPI") for more than 20 years. He started with UPI as a foreign correspondent, moved up to various management positions and ended his UPI tenure as its President and CEO. Mr. VanBennekom speaks five languages and his volunteer activities include membership on the Board of Directors of Junior Achievement, the national organization dedicated to teaching children about ethical business practices.

Executive Officers

     The following table contains information as of October 15, 2004 as to the executive officers of the Company who are not also directors of the Company:

Name                     Age            Office Held With Company
----                     ---            ------------------------

Matthew Ball             42             Vice President, Chief Financial Officer

Kathy Ballard            39             Vice President, Content

Chip Brian               33             Vice President, Operations


     Mr. Ball has more than nineteen years of accounting and finance experience. From 2002 until 2004, he served as Assistant and acting Controller of an international manufacturing company, Cambridge International, Inc. From 2001 until 2002, he was the Finance Director of Channel Marker, Inc. and from 1998 through 1999, Mr. Ball served as Chief Operating Officer and Controller of Treesource, Inc. From 1993 through the present, Mr. Ball has also provided financial management services to various entities. His career also included positions as a public accountant with Aronson, Fetridge & Weigle and Arthur Andersen & Company.

     Ms. Ballard's career includes more than twenty years in various research and management positions in the information industry. She has been with Comtex since 1999, where she served as Director, Product Operations/Client Services until assuming her present position in 2004. Previously, she worked with LEXIS/NEXIS for more than twelve years, held positions in the education arena and worked with the New York Times Information Service.

     Mr. Brian has extensive experience in providing operating management and technology solutions to companies in the financial services industry. From 2003 until 2004, he was the Manager, Product Operations Group for Nyfix Incorporated, where his responsibilities included providing "first line, high exposure" management to technicians serving the broker community on the floor of the New York Stock Exchange. From the end of 2000 until 2003, Mr. Brian was the Manager, Trading Support Operations for the BNY Brokerage division of The Bank of New York. During 2000, Mr. Brian worked with HotJobs.com, a Yahoo company, as Manager of Systems Operations. From 1997 until 2000 he worked with Fluxmedia Solutions, as Project Manager responsible for network operations centers, facilities, client support and vendor relationship management.

     There are no family relationships among the directors or executive officers of the Company.

Meetings of the Board of Directors

     The Board of Directors  held a total of six meetings  during the  Company's
fiscal  year  ended  June  30,  2004.  Each  director   attended  in  person  or
telephonically at least 80% of the meetings held.

Committees of the Board of Directors

The Audit Committee

     The Audit Committee, which held four meetings during fiscal year 2004, is comprised of Messrs. Lynch, Hendricks and Howard.

Report of the Audit Committee of the Board of Directors

     The Audit Committee has issued a report that states as follows:

     o We have reviewed and discussed with management the Company's audited consolidated financial statements for the fiscal year ended June 30, 2004;

     o We have discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standards No. 61; and

     o We have received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees," and have discussed with the independent accountants their independence.

     o Based on the review and discussions referred to above, we recommend to the Board of Directors that the audited consolidated financial statements be included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

                                             Submitted by the Audit Committee
                                             Robert J. Lynch, Jr., Chairman
                                             Erik Hendricks
                                             William J. Howard

The Compensation Committee

     The Compensation Committee of the Board of Directors, which held eight meetings during fiscal year 2004, is comprised of Messrs. Howard, Hendricks and Lynch. The Compensation Committee evaluates management's recommendations and makes its own recommendations to the Board of Directors concerning the compensation of the Company's executive officers. It is also responsible for the formulation of the Company's executive compensation policy and the research, analysis and subsequent recommendation regarding the administration of the Company's 1995 Stock Option Plan and 2003 Stock Incentive Plan. (Also see section below including the "Report of the Compensation Committee of the Board of Directors.")

The Executive Committee

     The Executive Committee of the Board of Directors, which held one meeting during fiscal year 2004, is comprised of Messrs. Howard, Hendricks and Lynch. The Executive Committee is chartered to act in place of the full Board between Board meetings, if actions are required, and to fulfill the function of reviewing any initial merger and acquisition and/or partnering proposals.

The Nominating and Corporate Governance Committee

     The Nominating and Corporate Governance Committee of the Board of Directors, which held two meetings during fiscal year 2004, is comprised of Messrs. Hendricks, Howard and Lynch. The Nominating and Corporate Governance Committee meets in order to evaluate and nominate candidates for membership to the Board of Directors and as officers of the Company.

Independent Directors

     The Board of Directors has determined that all of its Directors are "independent" as defined in the Nasdaq corporate governance listing standards except for Director Gilluly due to his position as an employee of Comtex.

Attendance at Annual Meetings of Stockholders

     The Company does not have a policy regarding director attendance at annual meetings of stockholders. All of the Company's directors attended the prior year's annual meeting of stockholders.

Ownership Reports by Officers and Directors

     The Common  Stock of the  Company is  registered  with the SEC  pursuant to
Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act"). The officers and Directors of the Company and beneficial owners of greater than 10% of the Company's Common Stock are required to file reports on Forms 3, 4 and 5 with the SEC disclosing beneficial ownership and changes in beneficial ownership of the Common Stock. SEC rules require disclosure in the Company's Proxy Statement or Annual Report on Form 10-K of the failure of an officer, director or 10% beneficial owner of the Company's Common Stock to file a Form 3, 4, or 5 on a timely basis. Based on the Company's review of such ownership reports, the Company believes that no officer, director or 10% beneficial owner of the Company failed to file such ownership reports on a timely basis for the fiscal year ended June 30, 2004.

Code of Ethics

     The Company has adopted a Code of Ethics (the "Code") that is applicable to the officers, directors and employees of the Company, including the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Amendments to and waivers from the Code will also be disclosed on the Company's website.

ITEM 11. Executive Compensation
-------------------------------

Summary Compensation Table

     The following table sets forth information concerning all compensation paid or accrued by the Company to its Chief Executive Officer and the other executive officers of the Company who earned total salary and bonus in excess of $100,000 during the fiscal year ended June 30, 2004 (collectively, the "Named Executive Officers"):

...................................... ........ .................................. .........................................
                                                                                                 Long-Term
                                                      Annual Compensation                   Compensation Awards
...................................... ........ ................... .............. ...................... ..................
       Name and                       Fiscal                                       Shares Underlying         All Other
   Principal Position                  Year          Salary            Bonus             Options           Compensation
   ------------------                  ----          ------            -----             -------           ------------
...................................... ........ ................... .............. ...................... ..................

C.W. Gilluly (1)                      2004         $     923             --                10,000                  --
Chairman and                          2003                --             --                    --                  --
Interim Chief Executive Officer       2002                --             --                    --                  --

...................................... ........ ................... .............. ...................... ..................
Raymond Capece (2)                    2004         $   8,852             --                    --                  --
                                      2003            24,231             --                    --                  --
                                      2002                --             --                    --                  --

...................................... ........ ................... .............. ...................... ..................
Stephen W. Ellis (3)                  2004         $  89,135         13,000               825,000                  --
                                      2003            36,346             --               710,000                  --
                                      2002                --             --                    --                  --

...................................... ........ ................... .............. ...................... ..................
Robin Deal (4)                        2004         $ 114,019             --                62,000                  --
                                      2003           110,000             --                11,748                  --
                                      2002           106,369             --                58,000                  --

...................................... ........ ................... .............. ...................... ..................
Deirdre D. McGonagle (5)              2004         $ 125,221             --                32,000                  --
                                      2003           103,204             --                11,748                  --
                                      2002           100,500             --                48,100                  --

...................................... ........ ................... .............. ...................... ..................
Steven Brosnihan (6)                  2004         $ 105,404             --               100,000          $   33,469 (7)

...................................... ........ ................... .............. ...................... ..................

---------------------
(1)  Mr. Gilluly was appointed interim Chief Executive Officer in February 2004.
(2) Mr. Capece was appointed Chief Executive Officer in April 2003 and resigned his position in July 2003.
(3) Mr. Ellis was appointed Chairman of the Board in December 2002. He was appointed Chief Executive Officer in July 2003. Mr. Ellis resigned his positions in February 2004.
(4)  Ms. Deal resigned from the Company in May 2004.
(5)  Ms. McGonagle resigned from the Company in May 2004.
(6) Mr. Brosnihan was initially employed by the Company in October 2003 and resigned from the Company in July 2004.
(7)  Consists of sales commissions.

Stock Option Grants

     The following table provides details regarding all stock options granted to the Named Executive Officers during the fiscal year ended June 30, 2004:

                        Option Grants in Fiscal Year 2004

....................................................................................................................................
                                                                                                           Potential
                                                                                                  Realizable Value at Assumed
                                                                                                  Annual Rates of Stock Price
                               Number of         % of Total Options                             Appreciation for Option Term (1)
                           Shares Underlying          Granted          Exercise   Expiration    --------------------------------
Name                        Options Granted        in Fiscal Year       Price        Date             5%               10%
----                        ----------------       --------------       -----        ----             --               ---
....................................................................................................................................

C.W. Gilluly                        10,000              0.50%           $0.22     10/12/2013          $1,384           $3,506
....................................................................................................................................

Stephen W. Ellis                   250,000             12.48%           $0.26     07/01/2013         $40,878         $103,593
                                   575,000             28.71%           $0.26     07/31/2013         $94,020         $238,265
....................................................................................................................................

Raymond Capece                          --                --               --          --                 --               --
....................................................................................................................................

Robin Deal                          62,000              3.10%           $0.16     08/28/2004          $6,239          $15,810
....................................................................................................................................

Deirdre D. McGonagle                32,000              1.60%           $0.16     08/28/2004          $3,220           $8,160
....................................................................................................................................

Steve Brosnihan                    100,000              4.99%           $0.26     10/01/2013         $16,351          $41,437
....................................................................................................................................

----------------
(1) Amounts represent hypothetical gains that could be achieved, if exercised at the end of the option term. The dollar amounts under these columns assume 5% and 10% compounded annual appreciation in the Common Stock from the date the respective options were granted. These calculations and assumed realizable values are required to be disclosed under Securities and Exchange Commission rules and, therefore, are not intended to forecast possible future appreciation of common stock or amounts that may be ultimately realized upon exercise. The Company does not believe this method accurately illustrates the potential value of a stock option.

     Set forth below is certain information as of June 30, 2004 regarding equity compensation plans for directors and executive officers of the Company that have been approved by stockholders.


--------------------------------------------------------------------------------------------------------------
                                                                     Weighted
                                 Number of securities to be issued    average        Number of securities
  Equity compensation plans        upon exercise of outstanding      exercise       remaining available for
   approved by stockholders             options and rights             price          issuance under plan
--------------------------------------------------------------------------------------------------------------
1995 Stock Option Plan                   953,851                       $0.37             2,123,871
--------------------------------------------------------------------------------------------------------------
2003 Stock Option Plan                   350,000                       $0.26               650,000
--------------------------------------------------------------------------------------------------------------

Options Exercised and Year-End Option Values

The following table sets forth certain information regarding the value of exercised and unexercised options held by the Named Executive Officers as of June 30, 2004.


                          Fiscal Year-End Option Values

.................................................................................................................................
                              Shares                              Number of Shares               Value of Unexercised
                           Acquired upon   Value Realized      Underlying Unexercised            In-the-Money Options
                            Exercise of    From Exercise      Options at June 30, 2004            at June 30, 2004(2)
Name                          Options      Of Options (1)     ------------------------            -------------------
----                          -------      --------------   Exercisable    Unexercisable     Exercisable    Unexercisable
.................................................................................................................................
C.W. Gilluly                     --              --          103,300           6,700           $10,000           --
.................................................................................................................................
Stephen W. Ellis                 --              --               --              --                --           --
.................................................................................................................................
Raymond Capece                   --              --               --              --                --           --
.................................................................................................................................
Robin Deal                       --              --           73,748              --            $2,715           --
.................................................................................................................................
Deirdre D. McGonagle             --              --           43,748              --            $1,515           --
.................................................................................................................................
Steve Brosnihan                  --              --               --              --                --           --
.................................................................................................................................

------------------
(1) Represents the difference between the exercise price and the market value price on the date of exercise.
(2) Represents the difference between the exercise price of the outstanding options and the closing bid price of the common stock on June 30, 2004, which was $0.20 per share. Options that have an exercise price greater than the fiscal year-end market value are not included in the value calculation.

Stock Option Plan

     In October 1995, the Board of Directors approved the Comtex News Network, Inc. 1995 Stock Option Plan, which was approved by stockholders in December 1995. In July 2003, the Board of Directors approved the Comtex News Network, Inc. 2003 Incentive Stock Plan, which was approved by stockholders in October 2003. The Plans provide for the issuance of incentive stock options within the meaning of Section 422 of the Internal Revenue Code and non-qualified stock options and stock awards in order to recruit and retain key employees, consultants and directors.

Compensation of Directors

     During fiscal year 2004, the Company's directors were reimbursed for travel expenses in connection with attendance at Board of Directors' meetings. Non-employee directors of the Company also received a fee of $1,000 for each Board of Directors' meeting attended. Employee directors did not receive additional compensation for Board of Directors' meeting attendance. The Company's directors received $500 for each committee meeting attended during fiscal year 2004, unless such meeting occurred on the same day as a Board meeting, in which case no additional compensation was paid.

Agreements with Executives

     Comtex entered into letter agreements in April 2004 with each of Matthew Ball and Chip Brian regarding their employment at the Company. These letter agreements provide for a base salary (currently $100,000 for Mr. Ball and $130,000 for Mr. Brian) prorated based on the number of days worked compared to actual workdays and the grant of 250,000 stock options to each of Messrs. Ball and Brian, of which 150,000 options vested subsequent to June 30, 2004, 50,000 options of which will vest December 31, 2004 and 50,000 options of which will vest on March 31, 2005, provided that each individual remains employed under the provisions of the respective letter agreements. Subsequent to the end of fiscal 2004, Mr. Brian assumed additional responsibilities including management of Sales and Marketing for the Company, and received an additional grant of 250,000 options, 100,000 of which vested immediately and the remainder of which vest equally over three quarters beginning on April 1, 2005. Messrs. Ball and Brian are employees at will. In the event that the executive's employment is involuntarily terminated for other than cause or the executive resigns for refusal to perform unlawful accounting or business practices, then the executive's stock option will become fully vested and the Company will provide the executive a prorated severance payment depending on the length of the executive's employment with Comtex.

Report of the Compensation Committee of the Board of Directors

     General. The Company believes its compensation policies are designed to provide competitive levels of compensation that integrate with the Company's annual and long-term quantitative and qualitative performance factors. The compensation policies reward above-average corporate performance, recognize individual initiative and achievements and assist the Company in attracting and retaining qualified executives.

     The Company establishes compensation, including compensation for the Chief Executive Officer, based on both objective and subjective criteria. Objective criteria include actual versus target annual operating budget performance and actual versus target revenue growth, either as to the Company as a whole, or as to the officer's particular operating unit. Subjective performance criteria encompass evaluation of each officer's initiative and contribution to overall corporate performance, the officer's managerial ability, and the officer's performance in any special projects that the officer may have undertaken. The Company also endorses the position that stock ownership by management and stock-based performance compensation arrangements are beneficial in aligning managements' and stockholders' interests in the enhancement of stockholder value and therefore uses its Stock Option and Stock Purchase Plans to recruit and retain senior management.

Compliance with Internal Revenue Code Section 162(M)

     Section 162(m) of the Internal Revenue Code disallows a tax deduction to publicly held companies for compensation paid to certain of their executive officers, to the extent that compensation, whether payable in cash or stock, exceeds $1 million per covered officer in any fiscal year. The limitation applies only to compensation that is not considered to be performance-based. Non-performance-based compensation paid to our executive officers for the 2003 fiscal year did not exceed the $1 million limit per officer, and the Compensation Committee does not anticipate that any non-performance-based compensation payable to the executive officers for the 2004 fiscal year will exceed that limit. Because it is unlikely that the actual compensation payable to any of our executive officers in the foreseeable future will approach the $1 million limit, the Compensation Committee has decided at this time not to take any action to limit or restructure the elements of cash compensation payable to the executive officers. The Compensation Committee shall reconsider this decision should the individual cash compensation of any executive officer ever approach the $1 million level.

                                      Submitted by the Compensation Committee
                                      William J. Howard
                                      Erik Hendricks
                                      Robert J. Lynch, Jr.

Board of Directors Interlocks and Insider Participation

     General. Dr. Gilluly serves as a Director and interim Chief Executive Officer of the Company. Dr. Gilluly also serves as Chairman and Chief Executive Officer of AMASYS, which beneficially owns approximately 22% of the Company's Common Stock. (See "Beneficial Ownership of Common Stock.") Mr. Lynch also serves as a director of AMASYS.

      Note Payable to AMASYS

     On December 9, 2003, AMASYS and Comtex executed an amendment to the Amended, Consolidated and Restated 10% Senior Subordinated Secured Note (the "Amended Note"), payable to AMASYS (said amendment the "Third Amendment") for the purpose of reducing the price at which the Amended Note may be converted into common stock of the Company. Pursuant to the Third Amendment, AMASYS agreed to subordinate the Amended Note to both the Company's note payable to its former landlord and to the Accounts Receivable Purchase Agreement. In consideration for these subordination agreements, the Company agreed to reduce the conversion price stipulated in the Amended Note from the previously-stated conversion price of $1.20 per share to $0.75 per share, and to increase this conversion price by $0.05 every one hundred and eighty (180) days thereafter. At the date of the transaction the conversion price of the Amended Note was in excess of the stock price. As of June 30, 2004, the Amended Note had a principal balance of $856,954. Interest paid to AMASYS totaled approximately $86,000, $88,000 and $93,000 for the fiscal years 2004, 2003 and 2002, respectively.

     This Amended Note bears interest at a rate of 10% on the principal balance of approximately $857,000 at June 30, 2004 and 2003. The Amended Note is collateralized by a continuing interest in all receivables, all products of such receivables and the proceeds thereof, all purchase orders, and all patents and technology now or hereafter held or received by Comtex. The Amended Note is subordinated to Comtex's Accounts Receivable Purchase Agreement with a third party financial institution and the Company's note payable to its former landlord. The outstanding principal balance of the Amended Note is due in July 2008.

Stock Performance Graph

     The graph below depicts the Company's stock price as an index assuming $100 invested on July 1, 1999 along with the composite prices of companies listed in the Nasdaq Stock Market (U.S. Companies) Index and a composite of peer group companies in the Internet Information Providers Index. The Nasdaq Stock Market Index and Internet Information Providers Index were prepared by CoreData, LLC, a source believed to be reliable, although the Company is not responsible for any errors or omissions in such information.

     The Internet Information  Providers Index includes the following companies:
A.D.A.M., America Online Latin American, Aptimus Inc., Bankrate Inc., Chinadotcom Corp, CNET Networks, Inc., Edgar Online, Findwhat.com, Homestore Inc., Infospace Incorporated, Internet Gold-Golden, Knot Inc., Lastminute.com PLC, Looksmart LTD, Marketwatch.com Inc., Netlease.com Inc., Paid, Inc., Quotesmith.com Inc., Rediff.com India Ltd Ads, Sabre Holdings Corp., Sohu.com Inc., Sportsline.com Inc., Stockscape Technologies, Theglobe.com Inc., Tucows Inc., US Dataworks Inc., Verticalnet, Inc., World Gaming Plc, Yahoo! Inc.

     The comparisons are required by regulations of the Securities and Exchange Commission and are not intended to forecast or to be indicative of the possible future performance of the Company's Common Stock.


-------------------------------------------------------------------------------------------------------------
                                                                  FISCAL YEAR ENDING
-------------------------------------------------------------------------------------------------------------
COMPANY / INDEX / MARKET                         1999       2000       2001       2002       2003       2004
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
Comtex News Network, Inc.                      100.00     145.45      32.48      14.06      12.12       9.70
-------------------------------------------------------------------------------------------------------------
Internet Information Providers                 100.00     101.81      22.41      12.03      26.55      53.81
-------------------------------------------------------------------------------------------------------------
Nasdaq Market Index                            100.00     150.47      83.33      56.52      62.85      79.93
-------------------------------------------------------------------------------------------------------------



[Graphic Omitted]


     The preceding report on executive compensation and the stock performance graph shall not be deemed incorporated by reference into any of our previous filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 which might incorporate filings made by us under those acts, nor will such report or graph be incorporated by reference into any future filings made by us under those acts, except to the extent that we specifically incorporate this information by reference.

ITEM 12.        Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------
                and Related Shareholder Matters
                -------------------------------

     Persons and groups who beneficially own in excess of 5% of the common stock are required to file certain reports with the Securities and Exchange Commission (the "SEC") regarding such ownership. Based on these reports, the following table sets forth, as of October 15, 2004, the shares of common stock beneficially owned by persons who beneficially own more than 5% of the Company's outstanding shares of common stock.

Beneficial Ownership of Common Stock

     The following table sets forth information as of October 15, 2004 regarding the beneficial ownership of shares of the Company's common stock, par value $.01 per share (the "Common Stock"), of (i) each person known to the Company to be the beneficial owner, within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), of more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company named in the Summary Compensation Table (see "Executive Compensation") and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, the address of each named beneficial owner is c/o Comtex News Network, Inc., 625 N. Washington Street, Suite 301, Alexandria, Virginia 22314. Except to the extent indicated in the footnotes, each of the beneficial owners named below has sole voting and investment power with respect to the shares of Common Stock listed.


          Name and Address of                    Amount and Nature of
           Beneficial Owner                    Beneficial Ownership (1)                Percentage of Class
--------------------------------------     --------------------------------     --------------------------------
AMASYS Corporation                                     3,224,629 (2)                          22.0%
625 N. Washington St., Ste. 301
Alexandria, VA  22314

C.W. Gilluly, Ed.D., Chairman and                      2,174,106 (3)                          15.9%
Interim Chief Executive Officer

Erik Hendricks, Director                                  81,600 (4)                            *

William J. Howard, Director                                9,900 (5)                            *

Robert J. Lynch, Jr., Director                             9,900 (5)                            *

Pieter VanBennekom, Director                               3,300 (6)                            *

Raymond Capece                                                 0                                --

Stephen W. Ellis                                         750,000 (7)                           5.3%

Steve Brosnihan                                                0                                --

Robin Y. Deal                                             14,641(8)

Deirdre D. McGonagle                                      23,455(9)

Charles W. Terry                                         764,408 (10)                          5.6%

All Directors and executive officers                   2,089,763 (11)                         19.4%
as a group (8 Persons)

-------------------------
*    Less than 1%.

(1)  Beneficial ownership is direct unless otherwise indicated.
(2) Includes 1,071,192 shares that may be acquired upon the conversion of a Convertible Note held by AMASYS. The principal balance of $856,954 as of June 30, 2004 is convertible at $0.80 per share, which is to increase by $0.05 every 180 days from December 4, 2003. (See "Note Payable to AMASYS.")
(3) Includes 106,600 shares of Common Stock that may be acquired upon the exercise of vested options granted under the Comtex News Network, Inc. 1995 Stock Option Plan, and 2,067,506 shares of Common Stock held jointly by Dr. Gilluly and his spouse.
(4) Includes 66,600 shares of Common Stock that may be acquired upon the exercise of vested options granted under the Comtex News Network, Inc. 1995 Stock Option Plan.
(5) Includes 9,900 shares of Common Stock that may be acquired upon the exercise of vested options granted under the Comtex News Network, Inc. 1995 Stock Option Plan.
(6) Includes 3,300 shares of Common Stock that may be acquired upon the exercise of vested options granted under the Comtex News Network, Inc. 1995 Stock Option Plan.
(7) Includes 450,000 shares of Common Stock that may be acquired upon the exercise of vested non-qualified options granted under the Comtex News Network, Inc. 1995 Stock Option Plan and 2003 Stock Incentive Plan. On
     February 5, 2004, Mr. Ellis resigned as a director and Chief Executive Officer of the Company.
(8)  Ms. Deal resigned as an officer of the Company in May 2004.
(9)  Ms. McGonagle resigned as an officer of the Company in May 2004.
(10) On April 24, 2003, Mr. Terry resigned as President and Chief Executive Officer and entered into a Separation and Release Agreement with the Company. (See "Executive Compensation" section.)
(11) Includes 680,454 shares of Common Stock that may be acquired upon the exercise of vested options granted under the Comtex News Network, Inc. 1995 Stock Option Plan.

ITEM 13.        Certain Relationships and Related Transactions
--------------------------------------------------------------

     Certain relationships and related transactions involving directors of the Company and certain other entities are described in "Executive Compensation - Board of Directors Interlocks and Insider Participation."

ITEM 14.        Principal Accountant Fees and Services
------------------------------------------------------

     The Company's Audit Committee is responsible for appointment of the Company's independent auditors. During the year ended June 30, 2004 the Company engaged Goldstein Golub Kessler LLP and ceased using Ernst & Young LLP to conduct its annual audit and quarterly reviews of the financial statements and to provide services in connection with the SEC proxy statement filing. Additionally, the Company engaged the services of Envision Business Solutions LLC to perform its tax compliance work for the years ended June 30, 2004 and 2003.

     The following table sets forth the aggregate fees billed to the Company by its principal accountants for the fiscal years ended June 30, 2004 and 2003.


                                                                        Fiscal Year Ended
                                                                             June 30,
                                                                 -------------------------------
                                                                      2004             2003
                                                                 --------------   --------------

Audit Fees                                                       $       53,500   $       85,139
Tax Compliance Fees                                                       8,037            7,838
                                                                 --------------   --------------

Total Fees                                                       $       61,537   $       92,976
                                                                 ==============   ==============

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

     The Audit Committee's policy is to pre-approve all audit and non-audit services provided by the independent auditors, either by approving an engagement prior to the engagement or pursuant to a pre-approval policy with respect to particular services. These services may include audit services, review services and other services. The independent auditors and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent auditors in accordance with the pre-approval, and the fees for the services performed to date.

     The Audit  Committee  has  considered  whether the  provision  of non-audit services is compatible with maintaining Goldstein Golub Kessler, LLP's independence. The Audit Committee concluded that performing such services does not affect Goldstein Golub Kessler, LLP's independence in performing its function as auditor of Comtex.

                                     PART IV

ITEM 15.          Exhibits and Financial Statement Schedules
------------------------------------------------------------

     (b)  Exhibits
          --------
          31.1 Certification of C.W. Gilluly Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
          31.2 Certification of Matthew Ball Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
          32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
          32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 28, 2004

COMTEX NEWS NETWORK, INC.


By:  /s/ C.W. Gilluly                  By:  /s/ Matthew Ball
     -----------------------------          -----------------------------
     C.W. Gilluly, Ed.D.                    Matthew Ball
     Chairman and Interim Chief             Vice President and Chief
     Executive Officer                      Financial Officer (Principal
     (Principal Executive Officer)          Financial and Accounting Officer

     Pursuant to the requirements of the Securities Exchange of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Directors:

Signatures                         Title                       Date
----------                         -----                       ----


/s/ C.W. Gilluly                   Chairman and Interim        October 28, 2004
---------------------------        Chief Executive Officer
C.W. Gilluly


/s/ Erik Hendricks                 Director                    October 28, 2004
---------------------------
Erik Hendricks


/s/ William J. Howard              Director                    October 28, 2004
---------------------------
William J. Howard


/s/ Robert J. Lynch, Jr.           Director                    October 28, 2004
----------------------------
Robert J. Lynch, Jr.


/s/ Pieter VanBennekom             Director                    October 28, 2004
----------------------------
Pieter VanBennekom