Form 10-Q
period 2004-09-30
COMTEX NEWS NETWORK INC
filed 2004-11-15
CIK 352988

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

 X       Quarterly report pursuant to Section 13 or 15(d) of the Securities
---      Exchange Act of 1934

For the quarterly period ended September 30, 2004 or

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

          _____________________________________________________________
                                 Former address:
                          4900 Seminary Road, Suite 800
                           Alexandria, Virginia 22311

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:  Yes  X   No
                                        ---     ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes      No  X
                                                 ---     ---

As of November 5, 2004 13,598,836 shares of the Common Stock of the registrant, par value $0.01 per share, were outstanding.

                            COMTEX NEWS NETWORK, INC.
                                TABLE OF CONTENTS


Part I  Financial Information:                                          Page No.
                                                                        --------
         Item 1.  Financial Statements

                  Consolidated Balance Sheets                                 3
                   as of September 30, 2004 (unaudited)
                   and June 30, 2004

                  Consolidated Statements of Operations                       4
                   for the Three Months Ended
                   September 30, 2004 and 2003 (unaudited)

                  Consolidated Statements of Cash Flows                       5
                   for the Three Months Ended
                   September 30, 2004 and 2003 (unaudited)

                  Notes to Financial Statements                               6

         Item 2.  Management's Discussion and Analysis                        8
                   of Financial Condition and Results
                   of Operations

         Item 3.  Quantitative and Qualitative Disclosure about Market Risk  12

         Item 4.  Controls and Procedures                                    12

Part II  Other Information:

         Item 1.  Legal Proceedings                                          12
         Item 2.  Unregistered Sales of Equity Securities and Use of
                  Proceeds                                                   12
         Item 3.  Defaults Upon Senior Securities                            13
         Item 4.  Submission of Matters to a Vote of Security Holders        13
         Item 5.  Other Information                                          13
         Item 6.  Exhib13s and Reports on Form 8-K                           13


SIGNATURES                                                                   14

                            COMTEX NEWS NETWORK, INC.
                           CONSOLIDATED BALANCE SHEETS
                         SEPTEMBER 30 and JUNE 30, 2004


                                                                             (unaudited)
                                                                             September 30,     June 30,
                                                                                 2004            2004
                                                                             ------------    ------------


ASSETS

CURRENT ASSETS
  Cash                                                                       $    455,302    $    461,419
  Accounts Receivable, Net of Allowance of approximately $200,961 and
  $155,961, at September 30, 2004 and June 30, 2004 respectively                  984,354         807,079
  Prepaid Expenses and Other Current Assets                                        32,764          38,397
                                                                             ------------    ------------

      TOTAL CURRENT ASSETS                                                      1,472,420       1,306,895

  PROPERTY AND EQUIPMENT, NET                                                     810,304         975,620

  RESTRICTED CASH                                                                 360,000         360,000

  DEPOSITS AND OTHER ASSETS                                                        28,617          28,617
                                                                             ------------    ------------

TOTAL ASSETS                                                                 $  2,671,341    $  2,671,132
                                                                             ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

  CURRENT LIABILITIES:
    Accounts Payable and Other Accrued Expenses                              $    962,041    $  1,260,669
    Accrued Payroll Expense                                                       124,003         142,695
    Amount due under Bank Financing Agreement                                     474,491         201,911
    Deferred Revenue                                                               64,330         100,297
    Note Payable - Other, Current                                                  90,000          60,000
    Capital Lease Obligations, Current                                             25,596          36,599
                                                                             ------------    ------------

      TOTAL CURRENT LIABILITIES                                                 1,740,461       1,802,171

 LONG-TERM LIABILITIES:
    Capital Lease Obligations, Long-Term                                           19,548          23,355
    Long-Term Note Payable - Affiliate                                            856,954         856,954
    Long-Term Note Payable - Other                                                270,000         300,000
    Deferred Rent                                                                  10,738          11,290
                                                                             ------------    ------------

      TOTAL LONG-TERM LIABILITIES                                               1,157,240       1,191,599
                                                                             ------------    ------------

TOTAL LIABILITIES                                                               2,897,701       2,993,770

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' DEFICIENCY

  Common Stock, $0.01 Par Value - 25,000,000 Shares Authorized; Shares
  issued and outstanding: 13,598,836 at September 30, 2004 and June 30, 2004     135,988         135,988
  Additional Paid-In Capital                                                  12,311,672      12,311,672
  Accumulated Deficit                                                        (12,674,020)    (12,770,298)
                                                                             -----------     -----------

      Total Stockholders' Deficiency                                            (226,360)       (322,638)
                                                                             -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                               $ 2,671,341     $ 2,671,132
                                                                             ===========     ===========




The accompanying "Notes to Consolidated Financial Statements" are an integral part of these consolidated financial statements

                            COMTEX NEWS NETWORK, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                        Three months ended
                                                                                           September 30,
                                                                                  ----------------------------
                                                                                      2004            2003
                                                                                  ------------    ------------

Revenues                                                                          $  1,987,349    $  2,172,921

Cost of Revenues
  (including depreciation and amortization expense of approximately $99,000 for
   the three months ended September 30, 2004 and 2003)                                 979,782         932,257

                                                                                  ------------    ------------
    Gross Profit                                                                     1,007,567       1,240,664

Operating Expenses
  Technical Operations and Support                                                     331,740         606,961
  Sales and Marketing                                                                  141,170          85,279
  General and Administrative                                                           322,376         596,280
  Stock-based Compensation                                                                   -          27,864
  Depreciation and Amortization                                                         80,549         152,770
                                                                                  ------------    ------------
    Total Operating Expenses                                                           875,835       1,469,154

    Operating (Loss)/Income                                                            131,732        (228,490)

Other Income (Expense)
  Interest Expense                                                                     (35,239)        (24,138)
  Interest Income/Other                                                                   (215)            916
                                                                                  ------------    ------------

    Other Income (Expense), net                                                        (35,454)        (23,222)
                                                                                  ------------    ------------

Income (Loss) Before Income Taxes                                                       96,278        (251,712)

Income Taxes                                                                                 -             425
                                                                                  ------------    ------------

Net Income (Loss)                                                                 $     96,278    $   (252,137)
                                                                                  ============    ============



Basic Earnings (Loss) Per Common Share                                            $       0.01    $      (0.02)
                                                                                  ============    ============

Weigted Average Number of Common Shares                                             13,598,836      13,507,851
                                                                                  ============    ============

Diluted Earnings (Loss) Per Common Share                                          $       0.01    $      (0.02)
                                                                                  ============    ============

Weighted Average Number of Shares Assuming Dilution                                 14,706,989      13,507,851
                                                                                  ============    ============



The accompanying "Notes to Consolidated Financial Statements" are an integral part of these consolidated financial statements

                           COMTEX NEWS NETWORK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      Three Months Ended
                                                                         September 30,
                                                                  ---------------------------
                                                                      2004           2003
                                                                  ---------        ---------
Cash Flows from Operating Activities:
  Net Income (Loss)                                               $  96,278        $(252,137)
Adjustments to reconcile net (loss)/income to net cash
  (used in) provided by operating activities:
    Depreciation and Amortization Expense                           179,945          252,166
    Bad Debt Expense                                                 15,000          (28,680)
    Stock Based Compensation                                              -           27,864
    Changes in Assets and Liabilities:
      Accounts Receivable                                          (192,275)          12,712
      Prepaid Expenses and Other Current Assets                       5,633           26,537
      Deposits and Other Assets                                        --                333
      Accounts Payable and Accrued Expenses                        (298,628)         279,446
      Accrued Payroll Expense                                       (18,692)        (166,306)
      Deferred Revenue                                              (35,967)         (43,750)
      Deferred Rent                                                    (552)           8,084
                                                                  ---------        ---------

  Net Cash (used in) provided by Operating Activities              (249,258)         116,269

Cash Flows from Investing Activities:
  Purchases of Property and Equipment                               (14,629)         (42,666)
                                                                  ---------        ---------

  Net Cash used in Investing Activities                             (14,629)         (42,666)

Cash Flows from Financing Activities:
  Repayments - Capital Lease Obligations                            (14,810)         (13,411)
  Net Proceeds from Bank Financing Agreement                        272,580                -
                                                                                   ---------
  Proceeds from Exercise of Stock Options                                 -           33,773
                                                                  ---------        ---------

    Net Cash provided by Financing Activities                       257,770           20,362
                                                                  ---------        ---------

Net (Decrease) Increase in Cash                                      (6,117)          93,965

Cash at Beginning of Period                                         461,419          464,981
                                                                  ---------        ---------

Cash at End of Period                                             $ 455,302        $ 558,946
                                                                  =========        =========





The accompanying "Notes to Consolidated Financial Statements" are an integral part of these consolidated financial statements

                            COMTEX NEWS NETWORK, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 2004

1.       Basis of Presentation
         ---------------------

The accompanying interim consolidated financial statements of Comtex News Network, Inc. (the "Company" or "Comtex") and its wholly owned subsidiary, nFactory Comtex, S.L. (inactive as of December 31 2002), are unaudited, but in the opinion of management reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet at June 30, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004 ("2004 Form 10-K"), filed with the Securities and Exchange Commission on September 28, 2004, as amended and filed with the Securities and Exchange Commission on October 28, 2004.

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

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below:

                                                                        Three Months Ended
                                                                           September 30,
                                                                    2004                 2003
                                                               ---------------------------------------
Net Income (Loss), as reported                                 $      96,278       $    (252,137)
Deduct:  Total stock-based employee compensation expense
  determined under fair-value-based method for all awards,
  net of related tax effects                                          82,919             169,236
                                                               ---------------------------------------
Pro Forma Net Income (Loss)                                    $      13,359       $    (421,373)
                                                               =======================================

Basic and Diluted Income (Loss) Per Share, as reported         $        0.01       $       (0.02)
Basic and Diluted Income (Loss) Per Share, pro forma           $        0.00       $       (0.03)

The per share weighted-average fair value of stock options granted for the three month periods ended September 30, 2004 and 2003 was $0.17 and $0.26 respectively, on the grant date with the following weighted average assumptions:

                                               Three Months Ended
                                                  September 30,
                                         2004                      2003
                                  -------------------       --------------------
   Expected dividend yield                0%                        0%
   Risk-free interest rate          4.12% - 4.48%              3.56% - 4.49%
   Expected life (in years)               10                        10
   Volatility                            1.5                        1.5

The Company accounts for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued based on the fair value of the equity instruments issued in accordance with the EITF 96-18, Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, or in Conjunction With Selling Goods or Services.

Income (loss) per share is presented in accordance with the provisions of SFAS No. 128, "Earnings Per Share" ("EPS"). Basic EPS excludes dilution for potentially dilutive securities and is computed by dividing income (losses) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Diluted net loss per share is equal to basic net loss per share since all potentially dilutive securities are anti-dilutive for each of the periods presented with a net loss. Diluted net income (loss) per common share for the three months ended September 30, 2004 and 2003 do not include the effects of options to purchase approximately 1.2 million and 3.1 million shares of common stock in 2004 and 2003, respectively, and approximately 1.1 million shares of common stock in 2003 related to the note payable to AMASYS, on an "as if" converted basis, since their inclusion would have an antidilutive effect.

Certain amounts for the three months ended September 30, 2003, and as of June 30, 2004, have been reclassified to conform to the presentation as of and for the three months ended September 30, 2004.


2.       Income Taxes
         ------------

There is no provision for income taxes for the three months ended September 30, 2004 due to the utilization of federal and state net operating loss carryforwards.

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

3.       Commitments and Contingencies
         -----------------------------

In July 2003, the Company commenced negotiations with its landlord regarding the proposed termination of the lease obligation at 4900 Seminary Road. On December 9, 2003, the Company and Plaza I-A executed a settlement agreement terminating the subject lease and the above lawsuit was dismissed on or about December 17, 2003. The total remaining liability on the lease was approximately $2.6 million prior to the settlement agreement. Pursuant to the terms of the settlement agreement, the Company paid rent and legal fees of approximately $147,000 and entered into a four-year note payable to Plaza I-A for $360,000 which is secured by a $360,000 certificate-of-deposit-backed standby letter of credit (Note 4).

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


4.       Notes Payable
         -------------

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

Also in December 2003, the Company entered into an Accounts Receivable Purchase Agreement with the Bank (the "Financing Agreement"), which provides for a revolving line of credit of up to $1 million collateralized by the Company's accounts receivable. At September 30, 2004, approximately $474,000 was due to the Bank related to advances under the Financing Agreement.

On December 9, 2003, the Company executed an amendment to the Amended, Consolidated and Restated 10% Senior Subordinated Secured Note (the "Amended Note"), payable to Amasys Corporation ("Amasys"), an affiliated company, (said amendment the "Third Amendment") for the purpose of reducing the price at which the Amended Note may be converted into common stock of the Company. Pursuant to the Third Amendment, Amasys agreed to subordinate the Amended Note to both the Company's note payable to its former landlord and to the Financing Agreement. In consideration for these subordination agreements, the Company agreed to reduce the conversion price stipulated in the Amended Note from the previously-stated conversion price of $1.20 per share to $0.75 per share, and to increase this conversion price by $0.05 every one hundred and eighty (180) days thereafter. At the date of the transaction the conversion price of the Amended Note was in excess of the stock price. As of September 30, 2004, the Amended Note had a principal balance of $856,954.


Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Form 10-Q and the consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended June 30, 2004 filed with the Securities and Exchange Commission on September 28, 2004, as amended and filed with the Securities and Exchange Commission on October 28, 2004. Historical results and percentage relationships among any amounts in the Consolidated Financial Statements are not expected to be indicative of trends in operating results for any future period.


Forward-looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those contemplated in these forward-looking statements. In particular, the risks and uncertainties include those described in our annual report on Form 10-K, as amended, for the year ended June 30, 2004 and in other periodic Securities and Exchange Commission filings. These risks and uncertainties include, among other things, the consolidation of the Internet news market; competition within our markets; the financial stability of our customers; maintaining a secure and reliable news-delivery network; maintaining relationships with key content providers; attracting and retaining key personnel; the volatility of our Common Stock price; successful marketing of our services to current and new customers; and operating expense control.

Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise the information contained in this Form 10-Q, whether as a result of new information, future events or circumstances or otherwise.


RESULTS OF OPERATIONS
---------------------

Comparison of the three months ended September 30, 2004, to the three months
----------------------------------------------------------------------------
ended September 30, 2003
------------------------

During the three months ended September 30, 2004, we reported an operating profit of approximately $132,000, compared to an operating loss of approximately

$228,000 during the three months ended September 30, 2003. We reported a net profit of approximately $96,000 during the three months ended September 30, 2004, compared to a net loss of approximately $252,000 for the three months ended September 30, 2003. As discussed below, the incremental improvements in operating and net income are due primarily to decreased operating expenses, partially offset by decreases in gross revenues and gross profit margins.

Revenues consist primarily of royalty revenues and fees from the licensing of content products to information distributors. During the three months ended September 30, 2004, total revenues were approximately $1,987,000 or approximately $186,000 (9%) less than the total revenues for the three months ended September 30, 2003. The decline in revenues is due to a loss of clients as a result of business closures and business consolidations, primarily in the Internet and personal investor markets, as well as reductions in our distributor clients' royalty costs due to a decline in their revenues.

Our cost of revenues consists primarily of content license fees and royalties to information providers, depreciation and amortization expense on our production software, and data communication costs for the delivery of our products to customers. The cost of revenues for the three months ended September 30, 2004 was approximately $980,000 or approximately $48,000 (5%) more than the cost of revenues for the three months ended September 30, 2003. The increase in cost is due to an increase in content royalties of approximately $100,000 which was offset by a decrease in content fixed fees of approximately $34,000 and a decrease of approximately $20,000 in data transmission costs.

Gross profit for the three months ended September 30, 2004 was approximately $1,008,000 or approximately $233,000 (19%) less than the gross profit for the same period in the prior year. The gross profit as a percentage of revenue declined for the three months ended September 30, 2004 to approximately 51% from approximately 57% for the three months ended September 30, 2003. The decline is due to a decrease in revenues and a net increase in content royalty costs which was offset by a decrease in data transmission costs as discussed above.

Total operating expenses for the three months ended September 30, 2004 were approximately $876,000 representing an approximate $593,000 (40%) decrease in operating expenses from the three months ended September 30, 2003. The decrease in expenses resulted from a decrease in technical operations support expenses, a decrease in general and administrative expenses, a decrease in stock-based compensation, and a decrease in depreciation and amortization expenses, offset in part by an increase in sales and marketing expenses.

Technical operations and support expenses during the three months ended September 30, 2004 decreased approximately $275,000 (45%) from the three months ended September 30, 2003. The decrease is primarily due to expenses incurred for outsourced technology services during the three months ended September 30, 2003 for technical consultants (to provide management, systems administration, and programming services and to move the production data center to an offsite, hosted facility), and was partially offset by increases in personnel expenses in the current period.

Sales and marketing expenses increased by approximately $56,000 (66%) for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. The increase is the result of increases in personnel and related expenses over the same period in the prior year.

General and administrative expenses for the three months ended September 30, 2004 were approximately $274,000 (46%) less than these expenses during the three months ended September 30, 2003. The decrease resulted primarily from a decrease in personnel and recruiting costs of approximately $167,000; a decrease in rent and occupancy costs of approximately $102,000; a decrease in professional and consulting fees of approximately $36,000; and a decrease in board of director fees of approximately $10,000 due to a decrease in the number of meetings in the current period. The decrease was partially offset by increases in bad debt expense due to the recovery in the prior period of previously written-off accounts receivable

Stock-based compensation was approximately $28,000 during the three months ended September 30, 2003 and was related to the conversion of an incentive stock option to a non-qualified stock option to a member of the Board of Directors and to warrants granted to a consultant. There was no such activity during the same period in the current year.

Depreciation and amortization expense for the three months ended September 30, 2004 was approximately $72,000 (47%) lower than the expense during the same period in the prior year. The decrease was due primarily to the disposal of assets related to the office move and the move of our data center to an offsite, hosted facility during the three months ended September 30, 2003.

Other expense, net of other income, for the three months ended September 30, 2004 increased approximately $12,000, or 53%, compared to the three months ended September 30, 2003 mainly due to an increase in interest expenses related to the bank financing agreement and the note payable to our former landlord.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------

For the three months ended September 30, 2004, we had an operating profit of approximately $132,000 and a net profit of approximately $96,000. At September 30, 2004, we had a working capital deficit of approximately $268,000, compared to a working capital deficit of approximately $495,000 at June 30, 2004. We had a net stockholders' deficiency of approximately $226,000 at September 30, 2004, compared to a net stockholders' deficiency at June 30, 2004 of approximately $323,000. The decrease in stockholders' deficiency is due to net income earned during the three months ended September 30, 2004.

For the three months ended September 30, 2004, operating activities resulted in approximately $249,000 cash flow deficit. We had cash of approximately $455,000 at September 30, 2004, compared to approximately $461,000 at June 30, 2004.

We made capital expenditures of approximately $15,000 during the three months ended September 30, 2004, primarily for computer and communications equipment. Financing activities resulted in approximately $258,000 in cash from Accounts Receivable Purchase Agreement with Silicon Valley Bank (the "Financing Agreement") described under Notes Payable above, partially offset by payments made on capital leases.

The Company's future contractual obligations and commitments as of September 30, 2004 are as follows:

                                                            Amounts Due by Period:
                                      2005           2006            2007           2008            2009
                                 --------------- -------------- --------------- -------------- ---------------
Operating Leases                       $100,098        $80,731         $23,865          $   -           $   -
Capital Leases                           27,449         20,219           6,833              -               -
Note Payable Other                       60,000        120,000         120,000         60,000               -
Note Payable Affiliate                                                                                856,954
                                 --------------- -------------- --------------- -------------- ---------------
             Total                     $187,547       $220,950        $150,698        $60,000        $856,954
                                 =============== ============== =============== ============== ===============

Currently we are dependent on our cash reserves to fund operations; despite making a profit for the quarter ended September 30, 2004, we incurred net losses for the years ended June 30, 2004 and 2003 and our revenue base has been declining. Assuming no immediate increase in revenue or an infusion of capital, the Company is at risk of being unable to generate sufficient liquidity to meet its obligations. The Company utilized and continues to utilize its Financing Agreement to meet its liquidity needs. Further corporate consolidation or market deterioration affecting our customers could impair our ability to generate such revenues. No assurance may be given that we will be able to maintain the revenue base or the profitable operations that may be necessary to achieve our liquidity needs.

EBITDA, as defined below, was approximately $311,000 for the three months ended September 30, 2004 compared to EBITDA of approximately $51,000 for the three months ended September 30, 2003. The increase in EBITDA during the three months ended September 30, 2004 compared to the three-month period in the prior year is the net result of reduced revenues, increased cost of revenues, and reduced operating expenses. The table below shows the reconciliation from net income
(loss) to EBITDA.

                                                    Three Months
                                                Ended September 30,
                                                2004            2003
                                           --------------- ---------------
                                           --------------- ---------------
        Reconciliation to EBITDA:
          Net Income (Loss)                $         96    $       (252)
        Stock Based Compensation                      -              28
        Depreciation and Amortization               180             252
        Interest/Other Expense                       35              23
        Income Taxes                                  -               -
                                           --------------- ---------------
        EBITDA                             $        311    $         51

EBITDA consists of earnings before interest expense, interest and other income, income taxes, depreciation and amortization. EBITDA does not represent funds available for management's discretionary use and is not intended to represent cash flow from operations. EBITDA should also not be construed as a substitute for operating income or a better measure of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles. EBITDA excludes components that are significant in understanding and assessing our results of operations and cash flows. In addition, EBITDA is not a term defined by U.S. generally accepted accounting principles, and as a result, our measure of EBITDA might not be comparable to similarly titled measures used by other companies.

However, we believe that EBITDA is relevant and useful information, which is often reported and widely used by analysts, investors and other interested parties in our industry. Accordingly, we are disclosing this information to permit a more comprehensive analysis of our operating performance, as an additional meaningful measure of performance and liquidity, and to provide additional information with respect to our ability to meet future debt service, capital expenditure and working capital requirements. See the financial statements and notes thereto contained elsewhere in this report for more detailed information.


Item 3.

         QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
         ---------------------------------------------------------
         None.


Item 4.

         CONTROLS AND PROCEDURES
         -----------------------

         The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days prior to the filing date of this report, that the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) or 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the foregoing evaluation.


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


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

                             COMTEX NEWS NETWORK, INC.
                             -------------------------
                                  (Registrant)


Dated:  November 15, 2004    By:   /S/   C.W. GILLULY
                                   ------------------
                                   C.W. Gilluly, Ed.D.
                                   Interim Chairman and
                                   Chief Executive Officer
                                   (Principal Executive Officer)

                             By:   /S/   MATTHEW BALL
                                   ------------------
                                   Matthew Ball
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)