Form 10-Q
period 2004-12-31
COMTEX NEWS NETWORK INC
filed 2005-02-14
CIK 352988

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934

For the quarterly period ended December 31, 2004 or

     Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

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

          ____________________________________________________________
                                 Former address:
                          4900 Seminary Road, Suite 800
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

As of February 1, 2005 13,600,247 shares of the Common Stock of the registrant, par value $0.01 per share, were outstanding.

                            COMTEX NEWS NETWORK, INC.
                                TABLE OF CONTENTS



Part I  Financial Information:                                        Page No.
                                                                      --------

        Item 1.  Financial Statements

                Balance Sheets                                               2
                 as of December 31, 2004 (unaudited)
                 and June 30, 2004

                Statements of Operations                                     3
                 for the Three and Six Months Ended
                 December 31, 2004 and 2003 (unaudited)

                Statements of Cash Flows                                     4
                 for the Six Months Ended
                 December 31, 2004 and 2003 (unaudited)

                Notes to Financial Statements                                5

        Item 2.  Management's Discussion and Analysis                        8
                  of Financial Condition and Results
                  of Operations

        Item 3.  Quantitative and Qualitative Disclosure about Market Risk  14

        Item 4.  Controls and Procedures                                    14

Part II  Other Information:

         Item 1.  Legal Proceedings                                         14
         Item 2.  Unregistered Sales of Equity Securities and Use of
                  Proceeds                                                  15
         Item 3.  Defaults Upon Senior Securities                           15
         Item 4.  Submission of Matters to a Vote of Security Holders       15
         Item 5.  Other Information                                         15
         Item 6.   Exhibits and Reports on Form 8-K                         15


SIGNATURES                                                                  16

                            Comtex News Network, Inc
                                 Balance Sheets


                                                             (Unaudited)
                                                             December 31,         June 30,
                                                                2004                2004
                                                         ------------------  ----------------
ASSETS

 CURRENT ASSETS
 Cash                                                    $    810,340        $      461,419
 Accounts Receivable, Net of Allowance of
  approximately $194,000 and $155,961 at
  December 31, 2004 and June 30, 2004, respectively           653,189               807,079
 Prepaid Expenses and Other Current Assets                     37,642                38,397
                                                         ------------------  ----------------
    TOTAL CURRENT ASSETS                                    1,501,171             1,306,895

 PROPERTY AND EQUIPMENT, NET                                  652,751               975,620

 RESTRICTED CASH                                              360,000               360,000

  DEPOSITS AND OTHER ASSETS                                    28,617                28,617
                                                         ------------------  ----------------
 TOTAL ASSETS                                            $  2,542,539        $    2,671,132
                                                         ==================  ================

 LIABILITIES AND STOCKHOLDERS' DEFICIENCY

 CURRENT LIABILITIES:
 Accounts Payable and Other Accrued Expenses             $  1,101,716        $    1,260,669
 Accrued Payroll Expense                                      185,939               142,695
 Amount due under Bank Financing Agreement                     68,240               201,911
 Deferred Revenue                                              29,074               100,297
 Note Payable - Other, Current                                120,000                60,000
 Capital Lease Obligations, Current                            21,603                36,599
                                                         -----------------   ----------------
    TOTAL CURRENT LIABILITIES                               1,526,572             1,802,171

 LONG-TERM LIABILITIES:
  Capital Lease Obligations, Long Term                         15,501                23,355
  Long-Term Note Payable - Affiliate                          856,954               856,954
  Long-Term Note Payable - Other                              240,000               300,000
  Deferred Rent                                                10,185                11,290
                                                         -----------------   ----------------

     TOTAL LONG-TERM LIABILITIES                            1,122,640             1,191,599
                                                         -----------------   ----------------
  TOTAL LIABILITIES                                         2,649,212             2,993,770

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY

  Common Stock, $0.01 Par Value - 25,000,000
   Shares Authorized; Shares issued and outstanding:
   13,600,247 and 13,598,836 at December 31, 2004
   and June 30, 2004, respectively                            136,002               135,988
     Additional Paid-In Capital                            12,311,898            12,311,672
     Accumulated Deficit                                   (2,554,573)          (12,770,298)
                                                         -----------------   ----------------
      Total Stockholders' Deficiency                         (106,673)             (322,638)
                                                         -----------------   ----------------
   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY         $ 2,542,539             2,671,132
                                                         =================   ================


          The accompanying "Notes to Financial Statements" are an integral part of these financial statements

                            Comtex News Network, Inc
                            Statements of Operations
                                  (Unaudited)



                                                              Three months ended            Six months ended
                                                                 December 31,                 December 31,
                                                          --------------------------  --------------------------
                                                              2004          2003          2004          2003
                                                          --------------------------  --------------------------


Revenues                                                  $ 2,085,578  $  2,014,019   $ 4,072,927  $  4,186,940

Cost of Revenues
   (including depreciation and amortization expense
   of approximately 99,000, 99,000, $199,000 and
   $199,000)
                                                              967,016       914,524     1,946,798     1,846,781
                                                          --------------------------  --------------------------
     Gross Profit                                           1,118,562     1,099,495     2,126,129     2,340,159

Operating Expenses
 Technical Operations & Support
                                                              337,935       550,913       669,675     1,157,874
 Sales & Marketing
                                                              173,701       159,293       314,871       244,572
 General & Administrative
                                                              369,454       478,878       691,830     1,075,158
 Settlement with Former Landlord
                                                                    -       463,447             -       463,447
 Stock-based Compensation
                                                                    -        24,000             -        51,864
 Depreciation & Amortization
                                                               78,291       130,972       158,840       283,742
                                                          --------------------------  --------------------------
   Total Operating Expenses                                   959,381     1,807,503     1,835,216     3,276,657

   Operating Income / (Loss)
                                                              159,181      (708,008)      290,913      (936,498)

Other income/(expense)
 Interest Expense
                                                              (41,219)      (26,820)      (76,458)      (50,504)
 Interest Income/ (Other Expense)
                                                                1,485      (300,410)        1,270      (299,948)
                                                          --------------------------  --------------------------
   Other Expense, net
                                                              (39,734)     (327,230)      (75,188)     (350,452)


Income (Loss ) Before Income Taxes
                                                              119,447    (1,035,238)      215,725    (1,286,950)

Income Taxes
                                                                    -             -             -           425
                                                          --------------------------  --------------------------
Net Income (Loss)                                         $   119,447   $(1,035,238)  $   215,725  $ (1,287,375)
                                                          ==========================  ==========================

Basic Earnings (Loss) Per Common Share                    $      0.01   $     (0.08)  $      0.02  $      (0.10)
                                                          ==========================  ==========================

Weighted Average Number of Common Share                    13,600,247    13,582,960    13,599,542    13,545,406
                                                          ==========================  ==========================

Diluted Earnings (Loss ) Per Common Share                 $      0.01 $       (0.08)  $      0.01  $      (0.10)
                                                          ==========================  ==========================

Weighted Average Number of Shares Assuming Dilution        14,645,388    13,582,960    14,644,683    13,545,406
                                                          ==========================  ==========================



       The accompanying "Notes to Financial Statements" are an integral part of these financial statements

                            Comtex News Network, Inc
                            Statements of Cash Flows
                                  (Unaudited)



                                                                        Six Months Ended
                                                                          December 31,
                                                                  ------------------------------
                                                                       2004             2003
                                                                  --------------  --------------


Cash Flows from Operating Activities:
 Net Income (Loss)                                                    $  215,725  $   (1,287,375)
Adjustments to reconcile net income (Loss) to net cash
 (used in) provided by operating activities:

  Depreciation and Amortization                                          357,631         482,534
  Bad Debt Expense                                                        15,000         (25,066)
  Stock Based Compensation                                                     -          51,864
  Loss on Disposal of Assets                                                             300,670
  Settlement with Former Landlord                                                        360,000
  Changes in Assets and Liabilities:
     Accounts Receivable                                                 138,890          90,114
     Prepaid Expenses and Other Current Assets                               755          16,147
     Deposits and Other Assets                                                 -          46,371
     Accounts Payable and Accrued Expenses                              (158,713)        371,056
     Accrued Payroll Expense                                              43,244        (225,541)
     Deferred Revenue                                                    (71,223)        (86,291)
     Deferred Rent                                                        (1,105)        (64,959)
                                                                  --------------  --------------
  Net Cash provided by Operating Activities
                                                                         540,204          29,524

Cash Flows from Investing Activities:
  Proceeds from Sale of Assets                                                 -          52,445
 Increase in Restricted Cash                                                   -        (360,000)
 Purchases of Property and Equipment                                     (34,762)        (77,813)
                                                                  --------------  --------------
  Net Cash used in Investing Activities:                                 (34,762)       (385,368)
Cash Flows from Financing Activities:
  Repayments - Capital Lease Obligations                                 (22,850)        (29,932)
  Net Proceeds from (Repayments on) Bank Financing Agreement            (133,671)        414,688
  Issuance of Stock under Employee Stock Purchase Plan                         -             829
  Proceeds from Exercise of Stock Options                                      -          33,773
                                                                  --------------  --------------
  Net Cash provided by/(used in) Financing Activities:
                                                                        (156,521)        419,358


Net Increase in Cash                                                     348,921          63,514

Cash at Beginning of Period                                              461,419         464,981
                                                                  --------------  --------------


Cash at End of Period                                             $      810,340  $      528,495
                                                                  ==============  ==============


        The accompanying "Notes to Financial Statements" are an integral part of these financial statements

                           COMTEX NEWS NETWORK, INC.
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               December 31, 2004

1.      Basis of Presentation
        ---------------------

The accompanying interim financial statements of Comtex News Network,Inc. (the "Company" or "Comtex") are unaudited, but in the opinion of management reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of results for such periods. In November of 2004, the company sold it inactive wholly owned subsidiary nFactory Comtex, S.L. for an immaterial amount. The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet at June 30, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004 ("2004 Form 10-K"), filed with the Securities and Exchange Commission on September 28, 2004, as amended and filed with the Securities and Exchange Commission on October 28, 2004.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below:

                                                           Three months ended               Six months ended
                                                              December 31,                    December 31,
                                                       ----------------------------   -----------------------------
                                                            2004          2003             2004           2003
                                                       ----------------------------   -----------------------------
Net Income (Loss), as reported                         $    119,447  $ (1,035,238)    $    215,725  $ (1,287,375)

Deduct:  Total stock-based employee compensation
expense determined under fair-value-based method for
all awards, net of related tax effects                            -        36,684           82,919       205,920
                                                       ----------------------------   -----------------------------
Pro Forma Net Income (Loss)                                 119,447    (1,071,922)         132,806    (1,493,295)
                                                       ============================   =============================

Basic Income (Loss) Per Share, as reported             $       0.01  $      (0.08)    $       0.02  $      (0.10)
                                                       ============================   =============================
Diluted Income (Loss) Per Share, as reported           $       0.01  $      (0.08)    $       0.01  $      (0.10)
                                                       ============================   =============================
Basic Income (Loss) Per Share, pro forma               $       0.01  $      (0.08)    $       0.01  $      (0.11)
                                                       ============================   =============================
Diluted Income (Loss) Per Share, pro forma             $       0.01  $      (0.08)    $       0.01  $      (0.11)
                                                       ============================   =============================

The per share weighted-average fair value of stock options granted for the three and six month periods ended December 31, 2004 and 2003 was $0.23 and $0.17, and $0.14 respectively, on the grant date with the following weighted average assumptions:


                                                           Three months ended               Six months ended
                                                              December 31,                    December 31,
                                                       ----------------------------   -----------------------------
                                                               2004         2003           2004          2003
                                                       ----------------------------   -----------------------------
Expected dividend yield                                         0            0%              0            0%
Risk-free interest rate                                   4.12% - 4.48%     4.5%       4.12% - 4.48%  3.5% - 4.5%
Expected life (in years)                                        10           10             10            10
                                                       ============================   =============================
Volatility                                                     1.5          1.5            1.5           1.5
                                                       ============================   =============================

The Company accounts for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued based on the fair value of the equity instruments issued in accordance with the EITF 96-18, Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, or in Conjunction With Selling Goods or Services.

Income (loss) per share is presented in accordance with the provisions of SFAS No. 128, "Earnings Per Share" ("EPS"). Basic EPS excludes dilution for potentially dilutive securities and is computed by dividing income (losses) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Diluted net loss per share is equal to basic net loss per share since all potentially dilutive securities are anti-dilutive for each of the periods presented with a net loss. Diluted net income (loss) per common share for the three and six month periods ended December 31, 2004 and 2003 do not include the effects of options to purchase approximately 1.2 million and 3.1 million shares of common stock in 2004 and 2003, respectively, and approximately 1.1 million shares of common stock in 2003 related to the note payable to AMASYS, on an "as if" converted basis, since their inclusion would have an antidilutive effect.


2.      Income Taxes
        ------------

There is no provision for income taxes for the six months ended December 31, 2004 due to the utilization of federal and state net operating loss carryforwards.

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


3.      Commitments and Contingencies
        -----------------------------

In July 2003, the Company commenced negotiations with its landlord regarding the proposed termination of the lease obligation at 4900 Seminary Road. On December 9, 2003, the Company and Plaza I-A executed a settlement agreement terminating the subject lease and the above lawsuit was dismissed on or about December 17, 2003. The total remaining liability on the lease was approximately $2.6 million prior to the settlement agreement. Pursuant to the terms of the settlement agreement, the Company paid rent and legal fees of approximately $147,000 and entered into a four-year note payable to Plaza I-A for $360,000, which is secured by a $360,000 certificate-of-deposit-backed standby letter of credit (Note 4).

On April 15, 2004, the Company's former Chairman/CEO and President, who both resigned on February 5, 2004, filed a demand for arbitration against the Company related to the terms of their employment agreements. The demand alleged a breach of the employment agreements and requested payment of approximately $129,000 to the former employees. The company denies the allegations and intends to vigorously defend this action. Based upon events to date in the arbitration, the company has accrued $80,000 in expenses as of December 31, 2004.

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

Also in December 2003, the Company entered into an Accounts Receivable Purchase Agreement with the Bank (the "Financing Agreement"), which provides for a revolving line of credit of up to $1 million collateralized by the Company's accounts receivable. As of December 27, 2004, the Company entered into the Second Amendment to the Accounts Receivable Purchase Agreement, dated as of December 18, 2003, by and between the Bank and the Company. Under this Amended Agreement, the applicable rates were lowered, certain covenants were amended and the term was extended through the end of calendar 2005. At December 31, 2004, $68,240 was due to the Bank related to advances under the Financing Agreement.

On December 9, 2003, the Company executed an amendment to the Amended, Consolidated and Restated 10% Senior Subordinated Secured Note (the "Amended Note"), payable to Amasys Corporation ("Amasys"), an affiliated company, (said amendment the "Third Amendment") for the purpose of reducing the price at which the Amended Note may be converted into common stock of the Company. Pursuant to the Third Amendment, Amasys agreed to subordinate the Amended Note to both the Company's note payable to its former landlord and to the Financing Agreement. In consideration for these subordination agreements, the Company agreed to reduce the conversion price stipulated in the Amended Note from the previously-stated conversion price of $1.20 per share to $0.75 per share, and to increase this conversion price by $0.05 every one hundred and eighty (180) days thereafter. At the date of the transaction the conversion price of the Amended Note was in excess of the stock price. As of December 31, 2004, the Amended Note had a principal balance of $856,954.

Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

The following discussion of our financial condition and results of operations should be read in conjunction with financial statements and the related notes included elsewhere in this Form 10-Q and the consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended June 30, 2004 filed with the Securities and Exchange Commission on September 28, 2004, as amended and filed with the Securities and Exchange Commission on October 28, 2004. Historical results and percentage relationships among any amounts in the Consolidated Financial Statements are not expected to be indicative of trends in operating results for any future period.


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

RESULTS OF OPERATIONS
---------------------

Comparison of the three months ended December 31, 2004, to the three months
---------------------------------------------------------------------------
ended December 31, 2003
-----------------------

During the three months ended December 31, 2004, we reported an operating profit of approximately $159,000, compared to an operating loss of approximately $708,000 during the three months ended December 31, 2003. We reported a net profit of approximately $119,000 during the three months ended December 31, 2004, compared to a net loss of approximately $1,035,000 for the three months ended December 31, 2003. As discussed below, the improvements in operating and net income are due primarily to decreased operating expenses.

Revenues consist primarily of royalty revenues and fees from the licensing of content products to information distributors. During the three months ended December 31, 2004, total revenues were approximately $2,086,000 or approximately $72,000 (4%) more than the total revenues for the three months ended December 31, 2003. The increase is due to growth in database customer revenue partially offset by a loss of clients as a result of business consolidations, primarily in the Internet and personal investor markets.

Our cost of revenues consists primarily of content license fees and royalties to information providers, depreciation and amortization expense on our production software, and data communication costs for the delivery of our products to customers. The cost of revenues for the three months ended December 31, 2004 was approximately $967,000 or approximately $52,000 (6%) more than the cost of revenues for the three months ended December 31, 2003. The increase in cost is due to an increase in content royalties of approximately $80,000, which was offset by a decrease in content fixed fees of approximately $17,000 and a decrease of approximately $15,000 in data transmission costs.

Gross profit for the three months ended December 31, 2004 was approximately $1,119,000 or approximately $19,000 (2%) more than the gross profit for the same period in the prior year. The gross profit as a percentage of revenue declined for the three months ended December 31, 2004 to approximately 54% from approximately 55% for the three months ended December 31, 2003. The decline is due to a net increase in content royalty costs, which was offset by a decrease in data transmission costs and an increase in revenues, as discussed above.

Total operating expenses for the three months ended December 31, 2004 were approximately $959,000 representing an approximate $848,000 (47%) decrease in operating expenses from the three months ended December 31, 2003. The decrease in expenses resulted from a decrease in technical operations support expenses, a decrease in general and administrative expenses, a decrease in depreciation and amortization expenses and partially offset by an increase in sales and marketing expenses. Moreover, in the second quarter of fiscal 2003, there was a $463,000 charge related to a settlement with the Company's former landlord and there was no such expense this fiscal year.

Technical operations and support expenses during the three months ended December 31, 2004 decreased approximately $213,000 (39%) from the three months ended
December 31, 2003. The decrease is primarily due to expenses incurred for outsourced technology services during the three months ended December 31, 2003 for technical consultants (to provide management, systems administration, and programming services and to move the production data center to an offsite, hosted facility), and was partially offset by increases in personnel expenses in the current period.

Sales and marketing expenses increased by approximately $14,000 (9%) for the three months ended December 31, 2004 compared to the three months ended December 31, 2003. The increase is the result of increases in personnel and related expenses over the same period in the prior year.

General and administrative expenses for the three months ended December 31, 2004 were approximately $109,000 (23%) less than these expenses during the three months ended December 31, 2003. The decrease resulted primarily from a decrease in general and administrative personnel and related expenses, as well as a decrease in rent expense as a result of a reduction in leased office space. During the quarter ended December 31, 2003, the company settled with a former landlord and thereby decreased its leased office space from one location of approximately 17,000 square feet to two locations totaling approximately 5,000 square feet, thereby reducing its monthly expense for leased office space to approximately $11,000 from approximately $40,000.

Stock-based compensation was approximately $24,000 during the three months ended December 31, 2003 and was related to the vesting of warrants granted to a consultant. There was no such activity during the same period in the current year.

Depreciation and amortization expense for the three months ended December 31, 2004 was approximately $53,000 (40%) lower than the expense during the same period in the prior year. The decrease was due primarily to the disposal of assets related to the office move and the expenses associated with the move of our data center to an offsite, hosted facility during the three months ended December 31, 2003.

Other expense, net of other income, for the three months ended December 31, 2004 decreased approximately $287,000, or 88%, compared to the three months ended December 31, 2003. This decrease was primarily due to the loss on disposal of the assets associated with the office and data center move in 2003.


Comparison  of the six months ended  December 31, 2004,  to the six months ended
--------------------------------------------------------------------------------
December 31, 2003
-----------------

During the six months ended December 31, 2004, we reported an operating profit of approximately $291,000, compared to an operating loss of approximately $936,000 during the six months ended December 31, 2003. We reported a net profit of approximately $216,000 during the six months ended December 31, 2004, compared to a net loss of approximately $1,287,000 for the six months ended December 31, 2003. As discussed below, the improvements in operating and net income are due primarily to decreased operating expenses, partially offset by decreases in gross revenues and gross profit margins.

Revenues consist primarily of royalty revenues and fees from the licensing of content products to information distributors. During the six months ended December 31, 2004, total revenues were approximately $4,073,000 or approximately $114,000 (3%) less than the total revenues for the six months ended December 31, 2003. The decrease in revenues is primarily due to a loss of clients as a result of business consolidations, primarily in the Internet and personal investor markets, as well as reductions in our distributor clients' royalty costs due to a decline in their revenues.

Our cost of revenues consists primarily of content license fees and royalties to information providers, depreciation and amortization expense on our production software, and data communication costs for the delivery of our products to customers. The cost of revenues for the six months ended December 31, 2004 was approximately $1,947,000 or approximately $100,000 (5%) more than the cost of revenues for the six months ended December 31, 2003. The increase in cost is due to an increase in content royalties of approximately $186,000, which was offset by a decrease in content fixed fees of approximately $50,000 and a decrease of approximately $38,000 in data transmission costs.

Gross profit for the six months ended December 31, 2004 was approximately $2,126,000 or approximately $214,000 (9%) less than the gross profit for the same period in the prior year. The gross profit as a percentage of revenue declined for the six months ended December 31, 2004 to approximately 52% from approximately 56% for the six months ended December 31, 2003. The decline is due to a decrease in revenues and a net increase in content royalty costs, which was offset by a decrease in data transmission costs as, discussed above.

Total operating expenses for the six months ended December 31, 2004 were approximately $1,835,000 representing an approximate $1,441,000 (44%) decrease in operating expenses from the six months ended December 31, 2003. The decrease in expenses resulted from a decrease in technical operations support expenses, a decrease in general and administrative expenses, a decrease in stock-based compensation, and a decrease in depreciation and amortization expenses, partially offset by an increase in sales and marketing expenses. Moreover, in six month period ended December 31, 2003, there was a $463,000 charge related to a settlement with the Company's former landlord and there was no such expense this fiscal year.

Technical operations and support expenses during the six months ended December 31, 2004 decreased approximately $488,000 (42%) from the six months ended December 31, 2003. The decrease is primarily due to expenses incurred for outsourced technology services during the six months ended December 31, 2003 for technical consultants (to provide management, systems administration, and programming services and to move the production data center to an offsite, hosted facility), and was partially offset by increases in personnel expenses in the current period.

Sales and marketing expenses increased by approximately $70,000 (29%) for the six months ended December 31, 2004 compared to the six months ended December 31, 2003. The increase is the result of increases in personnel and related expenses over the same period in the prior year.

General and administrative expenses for the six months ended December 31, 2004 were approximately $383,000 (36%) less than these expenses during the six months ended December 31, 2003 due to decreases in general and administrative personnel and related expenses as well as a decrease in rent expense as a result of a reduction in leased office space. During the six months ended December 31, 2003, the company settled with a former landlord and thereby reduced its leased space from one location of approximately 17,000 square feet to two locations totaling approximately 5,000 square feet, thereby reducing its monthly expense for leased office space to approximately $11,000 from approximately $40,000. Additional decreases resulted primarily from a decrease in personnel and recruiting costs of approximately $36,000; a decrease in professional and consulting fees of approximately $4,000; and a decrease in board of director fees of approximately $16,000 due to a decrease in the number of meetings in the current period.

During the six months ended December 31, 2003, stock-based compensation of approximately $52,000 consisted of $20,000 due to the conversion of an incentive stock option to a non qualified stock option to a member of the Board of Directors and $32,000 for the vesting of warrants granted to a consultant. There was no such activity during the same period in the current year.

Depreciation and amortization expense for the six months ended December 31, 2004 was approximately $125,000 (44%) lower than the expense during the same period in the prior year. The decrease was due primarily to the disposal of assets related to the office move and the move of our data center to an off-site, hosted facility during the six months ended December 31, 2003.

Other expense, net of other income, for the six months ended December 31, 2004 decreased approximately $275,000, or 79%, compared to the six months ended December 31, 2003 mainly due to a loss on disposal of assets associated with the office and data center in 2003.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------

For the six months ended December 31, 2004, we had an operating profit of approximately $291,000 and a net profit of approximately $216,000. At December 31, 2004, we had a working capital deficit of approximately $25,000, compared to a working capital deficit of approximately $495,000 at June 30, 2004. We had a net stockholders' deficiency of approximately $107,000 at December 31, 2004, compared to a net stockholders' deficiency at June 30, 2004 of approximately $323,000. The decrease in stockholders' deficiency is due to net income earned during the six months ended December 31, 2004.

We had cash of approximately $810,000 at December 31, 2004, compared to $461,000 at June 30, 2004. For the six months ended December 31, 2004, operating activities generated approximately $540,000 in cash.

We made capital expenditures of approximately $35,000 during the six months ended December 31, 2004, primarily for computer and communications equipment for new staff and product development. Financing activities resulted in payments of approximately $157,000 made on capital leases and repayment of the Line of Credit for Accounts Receivable Purchase Agreement with Silicon Valley Bank (the "Financing Agreement") described under Notes Payable above.

The Company's future contractual obligations and commitments as of December 31, 2004 are as follows:


                                                           Amounts Due by Period
                            ------------------------------------------------------------------------------
                                                                                                2009
                                 2005           2006            2007            2008       and Thereafter
                            ------------------------------------------------------------------------------
Operating Leases            $    63,720    $    80,731     $    23,865     $         -     $         -
Capital Leases                   17,129         20,219           6,834               -               -
Note Payable, Affiliate               -              -               -               -          856,954
Note Payable, Other              60,000        120,000         120,000          60,000
                            ------------------------------------------------------------------------------
   Total                    $   140,849    $   220,950     $   150,699     $    60,000     $    856,954
                            ==============================================================================

Currently we are dependent on our cash reserves to fund operations; despite making a profit for the quarter ended December 31, 2004, we incurred net losses for the years ended June 30, 2004 and 2003 and our revenue base has been declining. Assuming no immediate increase in revenue or an infusion of capital, the Company is at risk of being unable to generate sufficient liquidity to meet its obligations. The Company utilized and continues to utilize its Financing Agreement to meet its liquidity needs. Further corporate consolidation or market deterioration affecting our customers could impair our ability to generate such revenues. No assurance may be given that we will be able to maintain the revenue base or the profitable operations that may be necessary to achieve our liquidity needs.

EBITDA, as defined below, was approximately $648,000 for the six months ended December 31, 2004 compared to EBITDA loss of approximately $402,000 for the six months ended December 31, 2003. The increase in EBITDA during the six months ended December 31, 2004 compared to the six-month period in the prior year is the net result of reduced revenues, increased cost of revenues, and reduced operating expenses. The table below shows the reconciliation from net income
(loss) to EBITDA.


                                                                Six Months
                                                            Ended December 31,
                                                           2004            2003
                                                     --------------- ---------------
        Reconciliation to EBITDA:
          Net Income (Loss)                          $        216    $     (1,287)
        Stock Based Compensation                                -              52
        Depreciation and Amortization                         357             483
        Interest/Other Expense                                 75             350
        Income Taxes                                            -               -
                                                     --------------- ---------------
        EBITDA                                       $        648    $       (402)


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

Item 3.
         QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
         ---------------------------------------------------------

         None.


Item 4.

         CONTROLS AND PROCEDURES
         -----------------------

         The Company's Chief Executive Officer and Controller have concluded, based on their evaluation within 90 days prior to the filing date of this report, that the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) or 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the foregoing evaluation.


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

         On April 15, 2004, the Company's former Chairman/CEO and President, who both resigned on February 5, 2004, filed a demand for arbitration against the Company related to the terms of their employment agreements. The demand alleged a breach of the employment agreements and requested payment of approximately $129,000 to the former employees. The Company denies the allegations and intends to vigorously defend this action. Based upon events to date in the arbitration, the Company has accrued $80,000 in expenses as of December 31, 2004.

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

                                    COMTEX NEWS NETWORK, INC.
                                    -------------------------
                                          (Registrant)

February 14, 2005              By:  /S/   C.W. GILLULY
                                    ------------------
                                          C.W. Gilluly, Ed.D.
                                          Chairman and Interim
                                          Chief Executive Officer
                                          (Principal Executive Officer)

                               By:  /S/ HILDA KWENA
                                    ------------------
                                    Hilda Kwena
                                    Controller
                                    (Principal Financial and Accounting Officer)