Form 10-Q
period 2005-03-31
COMTEX NEWS NETWORK INC
filed 2005-05-16
CIK 352988

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

 X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
----  Exchange Act of 1934

For the quarterly period ended March 31, 2005 or

      Transition report pursuant to Section 13 or 15(d) of the Securities ---- Exchange Act of 1934

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

         -------------------------------------------------------------
                                 Former address:
                          4900 Seminary Road, Suite 800
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

As of May 13, 2005 13,600,247 shares of the Common Stock of the registrant, par value $0.01 per share, were outstanding.

                            COMTEX NEWS NETWORK, INC.
                                TABLE OF CONTENTS


Part I  Financial Information:                                          Page No.
                                                                        --------

         Item 1.  Financial Statements

                  Balance Sheets                                               2
                   as of March 31, 2005 (unaudited)
                   and June 30, 2004

                  Statements of Operations                                     3
                   for the Three and Nine Months Ended
                   March 31, 2005 and 2004 (unaudited)

                  Statements of Cash Flows                                     4
                   for the Nine Months Ended
                   March 31, 2005 and 2004 (unaudited)

                  Notes to Financial Statements                                5

         Item 2.  Management's Discussion and Analysis                         8
                   of Financial Condition and Results
                   of Operations

         Item 3.  Quantitative and Qualitative Disclosure about Market Risk   14

         Item 4.  Controls and Procedures                                     14

Part II  Other Information:

                  Item 1.  Legal Proceedings                                  14
                  Item 2.  Unregistered Sales of Equity Securities and
                            Use of Proceeds                                   15
                  Item 3.  Defaults Upon Senior Securities                    15
                  Item 4.  Submission of Matters to a Vote of Security
                            Holders                                           15
                  Item 5.  Other Information                                  15
                  Item 6.  Exhibits                                           15


SIGNATURES                                                                    16

                            Comtex News Network, Inc.
                                 Balance Sheets


                                                                                  March 31,         June 30,
                                                                                    2005              2004
                                                                          ------------------ ------------------
ASSETS                                                                          (Unaudited)

 CURRENT ASSETS
  Cash                                                                          $    920,615       $    461,419
  Accounts Receivable, Net of Allowance of approximately $194,000 and
  $156,000 at March 31, 2005 and June 30, 2004, respectively                         785,636            807,079
  Prepaid Expenses and Other Current Assets                                           58,411             38,397
                                                                          ------------------ ------------------

     TOTAL CURRENT ASSETS                                                          1,764,662          1,306,895

 PROPERTY AND EQUIPMENT, NET                                                         510,466            975,620

 RESTRICTED CASH                                                                           -            360,000

 DEPOSITS AND OTHER ASSETS                                                            52,357             28,617
                                                                          ------------------ ------------------
TOTAL ASSETS                                                                    $  2,327,485       $  2,671,132
                                                                          ================== ==================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

 CURRENT LIABILITIES:
 Accounts Payable and Other Accrued Expenses                                    $  1,229,144       $  1,260,669
 Accrued Payroll Expense                                                             143,442            142,695
 Amount due under Bank Financing Agreement                                            70,926            201,911
 Deferred Revenue                                                                     14,032            100,297
 Note Payable - Other, Current                                                             -             60,000
 Capital Lease Obligations, Current                                                   17,469             36,599
                                                                          ------------------ ------------------
    TOTAL CURRENT LIABILITIES                                                      1,475,013          1,802,171

 LONG-TERM LIABILITIES:
  Capital Lease Obligations, Long Term                                                11,202             23,355
  Long-Term Note Payable - Affiliate                                                 856,954            856,954
  Long-Term Note Payable - Other                                                           -            300,000
  Deferred Rent                                                                        8,958             11,290
                                                                          ------------------ ------------------

     TOTAL LONG-TERM LIABILITIES                                                     877,114          1,191,599
                                                                          ------------------ ------------------

TOTAL LIABILITIES                                                                  2,352,127          2,993,770

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY

  Common Stock, $0.01 Par Value - 25,000,000 Shares Authorized; Shares
   issued and outstanding: 13,600,247 and 13,598,836 at March 31, 2005
   and June 30, 2004, respectively                                                   136,002            135,988
  Additional Paid-In Capital                                                      12,311,898         12,311,672
  Accumulated Deficit                                                            (12,472,542)       (12,770,298)
                                                                          ------------------ ------------------
      Total Stockholders' Deficiency                                                 (24,642)          (322,638)
                                                                          ------------------ ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                  $  2,327,485       $  2,671,132
                                                                          ================== ==================

             The accompanying "Notes to Financial Statements" are an
                  integral part of these financial statements

                            Comtex News Network, Inc.
                            Statements of Operations
                                   (Unaudited)


                                                               Three months ended           Nine months ended
                                                                   March 31,                    March 31,
                                                          ---------------------------- ----------------------------
                                                               2005          2004           2005          2004
                                                          ---------------------------- ----------------------------


Revenues                                                     $ 1,927,293   $ 1,962,035    $ 6,000,220   $ 6,148,975

Cost of Revenues
   (including depreciation and amortization expense
   of approximately $70,000, $99,000, $269,000 and
   $298,000, respectively)                                       917,585       847,462      2,864,383     2,694,243
                                                          ---------------------------- ----------------------------
     Gross Profit                                              1,009,708     1,114,573      3,135,837     3,454,732

Operating Expenses
 Technical Operations & Support                                  367,298       499,904      1,036,974     1,657,778
 Sales & Marketing                                               220,853       173,830        535,724       418,402
 General & Administrative                                        235,754       338,553        927,583     1,413,711
 Settlement with Former Landlord                                       -        15,000              -       478,447
 Loss on Disposal of Assets Related to Lease Termination               -             -              -       300,410
 Stock-based Compensation                                              -        16,000              -        67,864
 Depreciation & Amortization                                      77,173        97,155        236,013       380,897
                                                          ---------------------------- ----------------------------
   Total Operating Expenses                                      901,078     1,140,442      2,736,294     4,717,509

   Operating Income / (Loss)                                     108,630       (25,869)       399,543    (1,262,777)

Other income/(expense)
 Interest Expense                                                (26,885)      (34,288)      (103,343)      (84,792)
 Interest Income/ (Other Expense)                                    286        (7,504)         1,556        (7,042)
                                                          ---------------------------- ----------------------------
   Other Expense, net                                            (26,599)      (41,792)      (101,787)      (91,834)


Income (Loss ) Before Income Taxes                                82,031       (67,661)       297,756    (1,354,611)

Income Taxes                                                           -             -              -           425
                                                          ---------------------------- ----------------------------
Net Income (Loss)                                            $    82,031   $   (67,661)   $   297,756   $(1,355,036)
                                                          ============================ ============================

Basic Earnings (Loss) Per Common Share                       $      0.01   $     (0.00)   $      0.02   $     (0.10)
                                                          ============================ ============================

Weighted Average Number of Common Share                       13,600,247    13,588,041     13,599,777    13,559,617
                                                          ============================ ============================

Diluted Earnings (Loss ) Per Common Share                    $      0.01   $     (0.00)   $      0.02   $     (0.10)
                                                          ============================ ============================

Weighted Average Number of Shares Assuming Dilution           14,745,616    13,588,041     14,735,605    13,559,617
                                                          ============================ ============================

             The accompanying "Notes to Financial Statements" are an
                  integral part of these financial statements

                            Comtex News Network, Inc.
                            Statements of Cash Flows
                                   (Unaudited)


                                                                        Nine Months Ended
                                                                            March 31,
                                                                  -----------------------------
                                                                       2005           2004
                                                                  -------------- --------------


Cash Flows from Operating Activities:
 Net Income (Loss)                                                   $   297,756    $(1,355,036)
Adjustments to reconcile net income (Loss) to net cash
  provided by operating activities:
  Depreciation and Amortization                                          505,038        679,085
  Bad Debt Expense                                                        15,000        (25,066)
  Stock Based Compensation                                                     -         67,864
  Loss on Disposal of Assets                                                   -        307,914
  Settlement with Former Landlord                                              -        360,000
  Changes in Assets and Liabilities:
     Accounts Receivable                                                   6,443        111,381
     Prepaid Expenses and Other Current Assets                           (20,014)        17,080
     Deposits and Other Assets                                           (23,740)        46,371
     Accounts Payable and Accrued Expenses                               (31,525)       266,902
     Accrued Payroll Expense                                                 747       (247,057)
     Deferred Revenue                                                    (86,265)       (46,995)
     Deferred Rent                                                        (2,332)       (65,511)
                                                                   ------------- --------------
  Net Cash provided by Operating Activities                              661,108        116,932

Cash Flows from Investing Activities:
  Proceeds from Sale of Assets                                                 -         53,580
 Decrease / (Increase) in Restricted Cash                                360,000       (360,000)
 Purchases of Property and Equipment                                     (39,884)       (82,599)
                                                                   ------------- --------------
  Net Cash Provided by / (used in) Investing Activities                  320,116       (389,019)

Cash Flows from Financing Activities:
  Repayments - Capital Lease Obligations                                 (31,283)       (46,976)
  Repayment of note payable                                             (360,000)             -
  Net Proceeds from (Repayments on) Bank Financing Agreement            (130,985)       164,373
  Issuance of Stock under Employee Stock Purchase Plan                       240            829
  Proceeds from Exercise of Stock Options                                      -         33,773
                                                                  -------------- --------------
  Net Cash provided by/(used in) Financing Activities:                  (522,028)       151,999

Net Increase/(Decrease) in Cash                                          459,196       (120,088)

Cash at Beginning of Period                                              461,419        464,981
                                                                  -------------- --------------

Cash at End of Period                                                $   920,615    $   344,893
                                                                  ============== ==============

             The accompanying "Notes to Financial Statements" are an
                  integral part of these financial statements

                            COMTEX NEWS NETWORK, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2005

1.  Basis of Presentation
    ---------------------

The accompanying interim financial statements of Comtex News Network, Inc. (the "Company" or "Comtex") are unaudited, but in the opinion of management reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of results for such periods. In November of 2004, the company sold its inactive wholly owned subsidiary nFactory Comtex, S.L. for an immaterial amount. The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet at June 30, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004 ("2004 Form 10-K"), filed with the Securities and Exchange Commission on September 28, 2004, as amended and filed with the Securities and Exchange Commission on October 28, 2004.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net income
(loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below:



                                                           Three months ended              Nine months ended
                                                                March 31,                      March 31,
                                                       ----------------------------   -----------------------------
                                                           2005          2004             2005          2004
                                                       ----------------------------   -----------------------------
Net Income (Loss), as reported                             $  82,031     $ (67,661)       $  297,756   $(1,355,036)
Deduct:  Total stock-based employee compensation
expense determined under fair-value-based method for
all awards, net of related tax effects                        38,810        86,152           121,729       292,072
                                                       ------------------------------------------------------------

Pro Forma Net Income (Loss)                                   43,221      (153,813)          176,027    (1,647,108)
                                                       ============================================================

Basic Income (Loss) Per Share, as reported                 $    0.01     $   (0.00)       $     0.02   $     (0.10)
                                                       ============================   =============================
Diluted Income (Loss) Per Share, as reported               $    0.01     $   (0.00)       $     0.02   $     (0.10)
                                                       ============================   =============================
Basic Income (Loss) Per Share, pro forma                   $    0.00     $   (0.01)       $     0.01   $     (0.12)
                                                       ============================   =============================
Diluted Income (Loss) Per Share, pro forma                 $    0.00     $   (0.01)       $     0.01   $     (0.12)
                                                       ============================   =============================

The per share weighted-average fair value of stock options granted for the three and nine month periods ended March 31, 2005 and 2004 was $0.18 and $0.19, and $0.17 and $0.16 respectively, on the grant date with the following weighted average assumptions:


                                                           Three months ended              Nine months ended
                                                                March 31,                      March 31,
                                                       ----------------------------   -----------------------------
                                                           2005          2004              2005          2004
                                                       ----------------------------   -----------------------------

Expected dividend yield                                      0            0%                 0              0%
Risk-free interest rate                                    4.0%     3.80% - 4.36%      4.00% - 4.48%  3.56% - 4.50%
Expected life (in years)                                    10           10                 10              5
                                                       ============================   =============================
Volatility                                                 1.5          1.50               1.5         1.10 - 1.23
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

Income (loss) per share is presented in accordance with the provisions of SFAS No. 128, "Earnings Per Share" ("EPS"). Basic EPS excludes dilution for potentially dilutive securities and is computed by dividing income (losses) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Diluted net loss per share is equal to basic net loss per share since all potentially dilutive securities are anti-dilutive for each of the periods presented with a net loss. Diluted net income per common share for the three and nine month periods ended March 31, 2005 do not include the effects of options to purchase approximately .3 million and .8 million as the inclusion of these options would have been anti-dilutive due to the options' exercise prices being greater than the average market price of the Company's common shares during the respective periods. Diluted net (loss) per common share for the three and nine month periods ended March 31, 2004 do not include the effects of options to purchase approximately 2.5 million shares of common stock, and approximately 1.1 million shares of common stock related to the note payable to AMASYS, on an "as if" converted basis, since their inclusion would have an antidilutive effect.


2.  Income Taxes
    ------------

There is no provision for income taxes for the nine months ended March 31, 2005 due to the utilization of federal and state net operating loss carryforwards.

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


3.  Commitments and Contingencies
    -----------------------------

In July 2003, the Company commenced negotiations with its landlord regarding the proposed termination of the lease obligation at 4900 Seminary Road. On December 9, 2003, the Company and Plaza I-A executed a settlement agreement terminating the subject lease and the above lawsuit was dismissed on or about December 17, 2003. The total remaining liability on the lease was approximately $2.6 million prior to the settlement agreement. Pursuant to the terms of the settlement agreement, the Company paid rent and legal fees of approximately $147,000 and entered into a four-year note payable to Plaza I-A for $360,000, which was secured by a $360,000 certificate-of-deposit-backed standby letter of credit (Note 4). In January 2005, the note was repaid and the certificate-of-deposit-backed standby letter of credit was released.

On April 15, 2004, the Company's former Chairman/CEO and President, who both resigned on February 5, 2004, filed a demand for arbitration against the Company related to the terms of their employment agreements. The demand alleged a breach of the employment agreements and requested payment of approximately $129,000 to the former employees. The company denies the allegations and intends to vigorously defend this action. Based upon events to date in the arbitration, the company has accrued $80,000 in expenses as of March 31, 2005.

The Company is also involved in routine legal proceedings occurring in the ordinary course of business, which in the aggregate are believed by management to be immaterial to our financial condition.


4.  Notes Payable
    -------------

In December 2003, in connection with the lease termination discussed above (see "Commitments and Contingencies"), the Company executed a four-year note payable in the amount of $360,000 to Plaza I-A, effective November 1, 2003, with interest payable monthly at 4% per annum and principal payments of $10,000 per month, beginning January 1, 2004. The note was secured by a letter of credit provided by Silicon Valley Bank (the "Bank"). The letter of credit was secured by the Company's $360,000 certificate of deposit held by the Bank. In January 2005, the note was repaid and the certificate-of-deposit-backed standby letter of credit was released.

Also in December 2003, the Company entered into an Accounts Receivable Purchase Agreement with the Bank (the "Financing Agreement"), which provides for a revolving line of credit of up to $1 million collateralized by the Company's accounts receivable. As of December 27, 2004, the Company entered into the Second Amendment to the Accounts Receivable Purchase Agreement, dated as of December 18, 2003, by and between the Bank and the Company. Under this Amended Agreement, the applicable rates were lowered, certain covenants were amended and the term was extended through the end of calendar 2005. At March 31, 2005, $70,926 was due to the Bank related to advances under the Financing Agreement. The company is required to maintain a $300,000 minimum balance of cash in the bank at all times.

On December 9, 2003, the Company executed an amendment to the Amended, Consolidated and Restated 10% Senior Subordinated Secured Note (the "Amended Note"), payable to Amasys Corporation ("Amasys"), an affiliated company, (said amendment the "Third Amendment") for the purpose of reducing the price at which the Amended Note may be converted into common stock of the Company. Pursuant to the Third Amendment, Amasys agreed to subordinate the Amended Note to both the Company's note payable to its former landlord and to the Financing Agreement. In consideration for these subordination agreements, the Company agreed to reduce the conversion price stipulated in the Amended Note from the previously-stated conversion price of $1.20 per share to $0.75 per share, and to increase this conversion price by $0.05 every one hundred and eighty (180) days thereafter. At the date of the transaction the conversion price of the Amended Note was in excess of the stock price. As of March 31, 2005, the Amended Note had a principal balance of $856,954.

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

RESULTS OF OPERATIONS
---------------------

Comparison of the three months ended March 31, 2005, to the three months ended
------------------------------------------------------------------------------
March 31, 2004
--------------

During the three months ended March 31, 2005, we reported an operating profit of approximately $109,000, compared to an operating loss of approximately $26,000 during the three months ended March 31, 2004. We reported a net profit of approximately $82,000 for the three months ended March 31, 2005, compared to a net loss of approximately $68,000 for the three months ended March 31, 2004. As discussed below, the improvements in operating and net income are due primarily to decreased operating expenses partially offset by decreases in revenue and gross profit.

Revenues consist primarily of royalties and fees from the licensing of content products to information distributors. During the three months ended March 31, 2005, total revenues were approximately $1,927,000 or approximately $35,000 (2%) less than the total revenues for the three months ended March 31, 2004. The decrease is due to loss of clients as a result of business contractions, primarily in the Internet and personal investor markets and partially offset by growth in database customer revenue.

Our cost of revenues consists primarily of content license fees and royalties to information providers, depreciation and amortization expense on our production software, and data communication costs for the delivery of our products to customers. The cost of revenues for the three months ended March 31, 2005 was approximately $918,000 or approximately $70,000 (8%) more than the cost of revenues for the three months ended March 31, 2004. The increase in cost is due to an increase in content royalties of approximately $77,000, and increase of approximately $32,000 in content fixed fees, which was offset by a decrease of approximately $29,000 in depreciation and amortization expense and a decrease of approximately $7,000 in data transmission costs.

Gross profit for the three months ended March 31, 2005 was approximately $1,010,000 or approximately $105,000 (9%) less than the gross profit for the same period in the prior year. The gross profit as a percentage of revenue declined for the three months ended March 31, 2005 to approximately 52% from approximately 57% for the three months ended March 31, 2004. The decline is due to a net increase in content royalty costs, which was offset by a decrease in data transmission costs and a decrease in revenues, as discussed above.

Total operating expenses for the three months ended March 31, 2005 were approximately $901,000 representing an approximate $239,000 (21%) decrease in operating expenses from the three months ended March 31, 2004. The decrease in expenses resulted from a decrease in technical operations support expenses, a decrease in general and administrative expenses, a decrease in depreciation and amortization expenses and partially offset by an increase in sales and marketing expenses.

Technical operations and support expenses during the three months ended
March 31, 2005 decreased approximately $133,000 (27%) from the three months ended March 31, 2004. The decrease is primarily due to expenses incurred for outsourced technology services for technical consultants (to provide management, systems administration, and programming services and to move the production data center to an offsite, hosted facility) during the three months ended March 31,

2004, and was partially offset by increases in personnel expenses in the current period.

Sales and marketing expenses increased by approximately $47,000 (27%) for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The increase is the result of increases in personnel and related expenses over the same period in the prior year.

General and administrative expenses for the three months ended March
31, 2005 were approximately $103,000 (30%) less than these expenses during the three months ended March 31, 2004. The decrease resulted primarily from a decrease in general and administrative personnel and related expenses, as well as a decrease in rent expense as a result of a reduction in leased office space and a charge of $15,000 related to a settlement with the Company's former landlord in the prior year for which there was no such expense in the current year.

Stock-based compensation was approximately $16,000 during the three months ended March 31, 2004 and was related to the vesting of warrants granted to a consultant. There was no such activity during the same period in the current year.

Depreciation and amortization expense for the three months ended March 31, 2005 was approximately $20,000 (21%) lower than the expense during the same period in the prior year. The decrease was due primarily to the disposal of assets related to the office move and the expenses associated with the move of our data center to an offsite, hosted facility in December 2003.

Other expense, net of other income, for the three months ended March 31, 2005 decreased approximately $15,000, or 36%, compared to the three months ended March 31, 2004. This decrease was primarily due to the loss on disposal of the assets associated with the office and data center move in 2003.


Comparison of the Nine months ended March 31, 2005, to the nine months ended
----------------------------------------------------------------------------
March 31, 2004
--------------

For the nine months ended March 31, 2005, we reported an operating profit of approximately $400,000, compared to an operating loss of approximately $1,263,000 for the nine months ended March 31, 2004. We reported a net profit of approximately $298,000 for the nine months ended March 31, 2005, compared to a net loss of approximately $1,355,000 for the nine months ended March 31, 2004. As discussed below, improvements in operating and net income are due primarily to decreased operating expenses, partially offset by decrease in gross revenues and gross profit margins.

Revenues consist primarily of royalty revenues and fees from the licensing of content products to information distributors. During the nine months ended March 31, 2005, total revenues were approximately $6,000,000 or approximately $149,000 (2%) less than the total revenues for the nine months ended March 31, 2004. The decrease in revenues is due to a loss of clients as a result of business contractions, primarily in the Internet and personal investor markets, as well as reductions in our distributor clients' royalty costs due to a decline in their revenues.

Our cost of revenues consists primarily of content license fees and royalties to information providers, depreciation and amortization expense on our production software, and data communication costs for the delivery of our products to customers. The cost of revenues for the nine months ended March 31, 2005 was approximately $2,864,000 or approximately $170,000 (6%) more than the cost of revenues for the nine months ended March 31, 2004. The increase in cost is due to an increase in content royalties of approximately $263,000, which was offset by a decrease in content fixed fees of approximately $18,000, a decrease of approximately $44,000 in data transmission costs and a decrease of approximately $29,000 in depreciation and amortization expense.

Gross profit for the nine months ended March 31, 2005 was approximately $3,136,000 or approximately $319,000 (9%) less than the gross profit for the same period in the prior year. The gross profit as a percentage of revenue declined for the nine months ended March 31, 2005 to approximately 52% from approximately 56% for the nine months ended March 31, 2004. The decline is due to a decrease in revenues and a net increase in content royalty costs, which was offset by a decrease in data transmission costs as discussed above.

Total operating expenses for the nine months ended March 31, 2005 were approximately $2,736,000 representing an approximate $1,981,000 (42%) decrease in operating expenses from the nine months ended March 31, 2004. The decrease in expenses resulted from a decrease in technical operations support expenses, a decrease in general and administrative expenses, a decrease in stock-based compensation, and a decrease in depreciation and amortization expenses, partially offset by an increase in sales and marketing expenses. Moreover, in the nine month period ended March 31, 2004, the Company disposed of various assets related to the office move and the move of our data center to an off-site, hosted facility and there was a $478,000 charge related to a settlement with the Company's former landlord and there was no such expense this fiscal year.

Technical operations and support expenses during the nine months ended
March 31, 2005 decreased approximately $621,000 (37%) from the nine months ended March 31, 2004. The decrease is primarily due to expenses incurred for outsourced technology services during the nine months ended March 31, 2004 for technical consultants (to provide management, systems administration, and programming services and to move the production data center to an offsite, hosted facility), and was partially offset by increases in personnel expenses in the current period.

Sales and marketing expenses increased by approximately $117,000 (28%) for the nine months ended March 31, 2005 compared to the nine months ended March 31, 2005. The increase is the result of increases in personnel and related expenses over the same period in the prior year.

General and administrative expenses for the nine months ended March 31, 2005 were approximately $486,000 (34%) less than these expenses during the nine months ended March 31, 2004 due to decreases in general and administrative personnel and related expenses as well as a decrease in rent expense as a result of a reduction in leased office space. During the nine months ended March 31, 2004, the company settled with a former landlord and thereby reduced its leased space from one location of approximately 17,000 square feet to two locations totaling approximately 5,000 square feet, thereby reducing its monthly expense for leased office space to approximately $11,000 from approximately $40,000. Additional decreases resulted primarily from a decrease in personnel and recruiting costs of approximately $31,000; a decrease in professional and consulting fees of approximately $175,000; and a decrease in board of director fees of approximately $22,000 due to a decrease in the number of meetings in the current period. Moreover, in the nine month period ended March 31, 2004, the Company disposed of various assets related to the office move and the move of our data center to an off-site, hosted facility and there was a $478,000 charge related to a settlement with the Company's former landlord, and there was no such expense this fiscal year.

During the nine months ended March 31, 2004, stock-based compensation of approximately $68,000 consisted of $20,000 due to the conversion of an incentive stock option to a non qualified stock option to a member of the Board of Directors and $48,000 for the vesting of warrants granted to a consultant. There was no such activity during the same period in the current year.

Depreciation and amortization expense for the nine months ended March 31, 2005 was approximately $145,000 (38%) lower than the expense during the same period in the prior year. The decrease was due primarily to the disposal of assets related to the office move and the move of our data center to an off-site, hosted facility during the nine months ended March 31, 2004.

Other expense, net of other income, for the nine months ended March 31, 2005 increased approximately $10,000, or 11%, compared to the nine months ended March 31, 2004.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------

For the nine months ended March 31, 2005, we had an operating profit of approximately $400,000 and a net profit of approximately $298,000. At March 31, 2005, we had working capital of approximately $290,000, compared to a working capital deficit of approximately $495,000 at June 30, 2004. We had a net stockholders' deficiency of approximately $25,000 at March 31, 2005, compared to a net stockholders' deficiency at June 30, 2004 of approximately $323,000. The decrease in stockholders' deficiency is due to net income earned during the nine months ended March 31, 2005.

We had cash of approximately $921,000 at March 31, 2005, compared to $461,000 at June 30, 2004. For the nine months ended March 31, 2005, operating activities generated approximately $661,000 in cash. Under the Accounts Receivable Purchase Agreement with Silicon Valley Bank, the company is required to maintain a $300,000 minimum balance of cash in the bank at all times.

We made capital expenditures of approximately $40,000 during the nine months ended March 31, 2005, primarily for computer and communications equipment for new staff and product development. Financing activities resulted in payments of approximately $522,000 made on capital leases and repayment of the Line of Credit for Accounts Receivable Purchase Agreement with Silicon Valley Bank (the "Financing Agreement") and the note payable to our former landlord, as described under Notes Payable above.

The Company's future contractual obligations and commitments as of March 31, 2005 are as follows:


                                                               Amounts Due by Period
                                   ------------------------------------------------------------------------------
                                              2005           2006         2007       2008         2009
                                   ------------------------------------------------------------------------------
Operating Leases                         $  25,860      $ 174,213    $ 101,767    $     -    $       -
Capital Leases                               6,810         20,219        6,834          -            -
Note Payable, Affiliate                          -              -            -          -      856,954
                                   ------------------------------------------------------------------------------
   Total                                 $  32,670      $ 194,432    $ 108,601    $     -    $ 856,954
                                   ==============================================================================

Currently we are dependent on our cash reserves to fund operations; despite making a profit for the quarter ended March 31, 2005, we incurred net losses for the years ended June 30, 2004 and 2003 and our revenue base has been declining. Assuming no immediate increase in revenue or an infusion of capital, the Company is at risk of being unable to generate sufficient liquidity to meet its obligations. The Company utilized and continues to utilize its Financing Agreement to meet its liquidity needs. Further corporate consolidation or market deterioration affecting our customers could impair our ability to generate such revenues. No assurance may be given that we will be able to maintain the revenue base or the profitable operations that may be necessary to achieve our liquidity needs.

EBITDA, as defined below, was approximately $905,000 for the nine months ended March 31, 2005 compared to EBITDA loss of approximately $516,000 for the nine months ended March 31, 2004. The increase in EBITDA during the nine months ended March 31, 2005 compared to the nine-month period in the prior year is the net result of reduced revenues, increased cost of revenues, and reduced operating expenses. The table below shows the reconciliation from net income (loss) to EBITDA.


                                                       Nine Months
                                                     Ended March 31,
                                                        2005              2004
                                            -----------------------------------
Reconciliation to EBITDA:
   Net Income (Loss)                                $    298         $  (1,355)
   Stock Based Compensation                                -                68

   Depreciation and Amortization                         505               679
   Interest/Other Expenses                               102                92
   Income Taxes                                            -                 -
                                            -----------------------------------
   EBITDA                                           $    905         $    (516)

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

         On April 15, 2004, the Company's former Chairman/CEO and President, who both resigned on February 5, 2004, filed a demand for arbitration against the Company related to the terms of their employment agreements. The demand alleged a breach of the employment agreements and requested payment of approximately $129,000 to the former employees. The Company denies the allegations and intends to vigorously defend this action. Based upon events to date in the arbitration, the Company has accrued $80,000 in expenses at March 31, 2005.

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

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    COMTEX NEWS NETWORK, INC.
                                    (Registrant)

May 16, 2005                   By:  /S/   C.W. GILLULY
                                    ------------------
                                    C.W. Gilluly, Ed.D.
                                    Chairman and Interim
                                    Chief Executive Officer
                                    (Principal Executive Officer)

                               By:  /S/ HILDA KWENA
                                    ---------------
                                    Hilda Kwena
                                    Treasurer & Controller
                                    (Principal Financial and Accounting Officer)