Form 10-K
period 2005-06-30
COMTEX NEWS NETWORK INC
filed 2005-09-28
CIK 352988

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-K
(Mark One)

 X   Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934 For the fiscal year ended June 30, 2005; or

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-10541
                       -------

                            COMTEX NEWS NETWORK, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)
            Delaware                                           13-3055012
---------------------------------                         -------------------
 (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                         Identification No.)

       625 North Washington Street, Suite 301, Alexandria, Virginia 22314
       ------------------------------------------------------------------
                     (Address of principal executive office)

Registrant's telephone number, including area code: (703) 820-2000
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
                     ---------------------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act.  Yes    No  X
                                             ---

Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act ).  Yes    No  X
                                             ---

As of December 31, 2004, the aggregate market value of the common stock held by non-affiliates of the Registrant (based upon the last reported sale price of the common stock as reported by the National Association of Securities Dealers Inc. through its Electronic OTC Bulletin Board) was approximately $2,058,370.

As of September 23, 2005, 13,600,247 shares of the Common Stock of the Registrant were outstanding.

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


Item 1.  Business

Overview
--------

         Comtex News Network, Inc. ("Comtex" or the "Company") is a leading wholesaler of real-time news and related content for major financial and business information distributors. With a specialization in the financial news and content marketplace, Comtex receives, enhances, combines, filters and distributes news and content received from more than 10,000 national and international news bureaus, agencies and publications. The resulting news and content products - with embedded stock tickers, key words, standardized metadata, uniform formatting and custom filters - are all designed to meet the exacting standards required by investment professionals. Comtex has offices in Alexandria, Virginia and New York, New York.


Market Positioning
------------------

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

         In its dominant customer market, the financial industry, Comtex sells "actionable" news and content. "Actionable" news equates to information, the receipt of which causes one to take some action, e.g., buying or selling a stock. In this market, our clients' end-users (the ultimate consumers of Comtex information) employ our news and content to stay abreast of the market. The actionable part of the equation also comes into play whenever Comtex information is used either to make money or save money. Such concepts apply equally as well to situations other than buying or selling securities, e.g., information to assist in job performance. Thus, the basic principle of "economically useful information" underpins Comtex's business strategy.

Comtex has three categories of customers:

     o Co-Brands - Distributors who host financial and business oriented websites on behalf of large financial institutions and major corporations. "Co-branded sites" electronically query Comtex computers every few seconds to retrieve and use Comtex news content.
     o Databases - These clients have enormous repositories of information (news, market research, etc); their end-users log on to these systems, conduct complex searches, and are charged for usage. The database accounts also electronically query Comtex computers every few seconds to download Comtex data into their databases.
     o Per Seat/Enterprise Applications - These clients market to professional investors - either individuals (high net worth traders) or institutions (both buy side and sell side). Real-time news and information are paramount, so these clients typically use dedicated technology methods to electronically push Comtex data to customers' computer systems on a continual basis.


Product Lines
-------------

The three main product lines produced and distributed by Comtex are:

     (1) CustomWires(R) - subject-specific newswires compiled from national and international news bureaus, agencies and publications. Presented in a variety of subject combinations, including energy, finance, international and public company information, CustomWires enable distributors to receive news relevant to their target markets;

     (2) Comtex TopNews (formerly Newsroom(R)) -editorially selected top news stories of the day. A broad range of news story options, including financial markets, vertical markets, general market and world news; and

     (3) Publisher Full Feeds - delivery from a specific publisher that provides distributors with the complete content offering from that publisher.


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

Comtex's United States based publisher/suppliers include:

          o    The Associated Press
          o    Briefing.com
          o    Business Wire
          o    Christian Science Monitor
          o    Dow Jones News Service
          o    EDGAR Online
          o    Wall Street Horizon
          o    Knight-Ridder/Tribune Business News
          o    Knobias.com
          o    Midnight Trader
          o    OsterDowJones
          o    Access Intelligence, LLC
          o    PR Newswire
          o    Thomson Financial/Nelsons Broker Summaries
          o    The Fly on the Wall
          o    United Press International
          o    Vickers Stock Research Corporation
          o    Wall Street Horizon

International publisher/suppliers include:

          o    AllAfrica, Inc.
          o    Asia Pulse
          o    ABIX / Lexis Nexis
          o    AFX News
          o    BBC World Monitoring
          o    Datamonitor
          o    EFE News Service
          o    Global Information Network
          o    Sinocast
          o    Business Information Systems
          o    Xinhua News Agency
          o    Ria Novosti

Distributors
------------

         Contract terms with our distributors generally range from one to three years. Two customers contributed approximately 36.1% of our annual revenues during fiscal year 2005. Comtex's distributor/customer base includes:

     o    Bloomberg
     o    Dow Jones Marketwatch
     o    Global Tech Solutions
     o    Dialog
     o    Factiva
     o    Smart Money.Com
     o    Lexis Nexis
     o    NewsEdge
     o    Northern Lights
     o    S&P Comstock
     o    Sungard
     o    Thomson
     o    Track Data
     o    Zacks Investment Research

Technology
----------

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

         Technology infrastructure investments in fiscal 2005 included additional hardware and software development, both of which have continued to improve the reliability of our systems.

         As available technology is developed, we continue to evaluate and adopt new approaches to improve reliability, decrease costs and deliver increasingly complex products using simpler methodologies.


Product Development
-------------------

         In March 2005, Comtex introduced a new product, Comtex SmarTrend AlertSM ( CSTA) an automated pattern recognition system which generates approximately 600 intraday alerts each month, providing investors with a unique new tool for evaluating equities and giving Comtex distributors an exclusive new product offering.

         CSTA dynamically analyzes up to three years of historical stock price data coupled with real-time current-day trading information, and sends resulting alerts indicating that a price trend change has been identified. Hundreds of factors are simultaneously analyzed to result in this unique price trend change notification system. CSTA is based upon proprietary automated time-price series pattern recognition technology developed over the past 25 years.

         Product development activities include quality assurance, content product enhancements and the development of proprietary news products. For the years ended June 30, 2005, 2004 and 2003 our product development costs were approximately $231,000, $215,000 and $272,000, respectively. Expenses related to the design and development of our content processing systems are not included in these costs. In fiscal years 2005 and 2004, the decrease in costs resulted primarily from a reduction in personnel. Future product development plans are based on market research conducted during fiscal year 2005 and will focus on meeting the content needs of our distributors, their end-users and the investment community.


Competition
-----------

         Our competition includes integrators and distributors of news and related content, national and international electronic news and information services, and traditional content providers seeking direct relationships with distributors. We differentiate ourselves from competition by the specific content we offer; the integrated products we create; technology delivery solutions; and other "one stop shop" advantages.


Employees
---------

         At June 30, 2005, we had approximately 22 full-time employees. The employees are not members of a union and we believe employee relations are generally good.


Available Information
---------------------

         We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). You may read and copy any document we file at the SEC's public reference room at 100 F Street, NE, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. Our SEC filings are also available to the public from the SEC's website at http://www.sec.gov, or via the
                                                  ------------------
Investor Relations page maintained at the Comtex website, http://www.comtex.com.
                                                          ---------------------

Item 2.     Properties

         We own no real estate. We lease office space at 625 N. Washington Street in Alexandria, Virginia. We currently lease approximately 4,000 square feet at a monthly expense of approximately $8,100, with said agreement expiring in October 2006. In addition, we sub-lease approximately 2,174 rentable square feet of space in New York, New York at a cost of approximately $7,800 per month. The lease will expire in April 2007. We also rent a corporate apartment in Old Town Alexandria under a one-year lease due to expire in June 2006.


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

         On December 9, 2003, the Company and Plaza I-A executed a settlement agreement terminating the subject lease and the above lawsuit was dismissed on or about December 17, 2003. The total remaining liability on the lease was approximately $2.6 million prior to the settlement agreement. Pursuant to the terms of the settlement agreement, the Company paid rent and legal fees of approximately $147,000 and entered into a four-year note payable to Plaza I-A for $360,000, which was secured by a $360,000 certificate-of-deposit-backed standby letter of credit. Settlement expense with Plaza I-A for the fiscal year ended June 30, 2004 included the $360,000 expense for the four-year note, approximately $143,000 in commissions and legal fees, as well as an expense related to the forfeiture of the Company's security deposit in the face amount of approximately $62,000, partially offset by the recovery of deferred rent expense of approximately $87,000. In January 2005, the note was repaid and the certificate-of-deposit-backed standby letter of credit was released.

         On April 15, 2004, each of the Company's former Chairman/CEO and President, who both resigned on February 5, 2004, filed a demand for arbitration against the Company related to the terms of their employment agreements. The demand alleges a breach of the employment agreements and requests payment of approximately $129,000 to the former Officers. These matters remain in the arbitration process. The Company denies the allegations and intends to vigorously defend this action.

         The Company is also involved in routine legal proceedings occurring in the ordinary course of business, which in the aggregate are believed by management to be immaterial to our financial condition.

Item 4.     Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5.     Market for Registrant's Common Equity, Related
            Stockholder Matters and Issuer Purchases of Equity Securities

         Shares of our common stock, par value $.01 per share, which we refer to herein as Common Stock, are traded sporadically under the symbol CMTX on the Over-the-Counter Bulletin Board of the National Association of Securities Dealers, or OTCBB.

         The range of high and low bid quotations for the Common Stock, as reported on the OTCBB, for each quarterly period during fiscal years 2004 and 2005 is shown below:

Fiscal Year Ended June 30, 2004                     High              Low
-------------------------------                     ----              ----

         First Quarter
         (7/1 to 9/30/03)                            0.28             0.23

         Second Quarter
         (10/1 to 12/31/03)                          0.24             0.17

         Third Quarter
         (1/1 to 3/31/04)                            0.31             0.14

         Fourth Quarter
         (4/1 to 6/30/04)                            0.25             0.13


Fiscal Year Ended June 30, 2005                      High             Low
-------------------------------                      ----             ---

         First Quarter
         (7/1 to 9/30/04)                            0.20             0.11

         Second Quarter
         (10/1 to 12/31/04)                          0.22             0.12

         Third Quarter
         (1/1 to 3/31/05)                            0.33             0.16

         Fourth Quarter
         (4/1 to 6/30/05)                            0.22             0.14


         The approximate number of holders of record of our Common Stock as of September 23, 2005 was 567.

         We have never declared or paid a cash dividend on our Common Stock and do not anticipate the declaration or payment of cash dividends to shareholders for the foreseeable future.

Item 6.     Selected Financial Data

         The following table sets forth selected financial data for each of our last five fiscal years.


                                                            Fiscal Year Ended June 30,
                                           --------------------------------------------------------------
                                              2005        2004         2003         2002         2001
                                           ---------- ------------ ------------ ------------ ------------
                                                   (Amounts in thousands except per share data)
Total Revenues                                $ 7,970    $  8,165     $  9,268     $ 12,248     $ 16,598
Operating Income (Loss)                       $   826    $ (1,085)    $ (1,211)    $ (1,277)    $    310

Net Income (Loss)                             $   729    $ (1,212)    $ (1,337)    $ (1,361)    $    265

Basic Net Income (Loss) Per Share             $  0.05    $  (0.09)    $  (0.10)    $  (0.12)    $   0.03
Shares Used in Per Share Calculation, Basic    13,600      13,564       13,184       11,349       10,027
Diluted Net Income (Loss) Per Share           $  0.05    $  (0.09)    $  (0.10)    $  (0.12)    $   0.02
Shares Used in Per Share Calculation,
Diluted                                        14,678      13,564       13,184       11,349       13,969

Balance Sheet Data at Year End:
  Total Assets                                $ 2,680    $  2,671     $  3,473     $  5,600     $  6,565
  Long-Term Note and Lease Obligations        $   864    $  1,180     $    880     $    948     $    954


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

Application of Critical Accounting Policies
         Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We believe the following critical accounting policies affect significant judgments, estimates and assumptions used in the preparation of the consolidated financial statements.

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

Allowance for Doubtful Accounts; Sales Allowance

         We maintain an allowance for doubtful accounts to reserve for potentially uncollectible receivables and a sales allowance to reserve for potential credits issued to customers. The allowances are estimates calculated based on an analysis of current business and economic risks, customer credit-worthiness, specific identifiable risks such as bankruptcies, terminations or discontinued customers, or other factors that may indicate loss.

Restructuring Activities
         In July 2003, the Company commenced negotiations with its former landlord, Plaza I-A Associates ("Plaza I-A") regarding the proposed termination of the lease obligation at 4900 Seminary Road, Alexandria, Virginia. On December 9, 2003, the Company and Plaza I-A executed a settlement agreement terminating the subject. The total remaining liability on the lease was approximately $2.6 million prior to the settlement agreement. Pursuant to the terms of the settlement agreement, the Company paid rent and legal fees of approximately $147,000 and entered into a four-year note payable to Plaza I-A for $360,000, which was secured by a $360,000 certificate-of-deposit-backed standby letter of credit. Settlement expense with Plaza I-A for the year ended June 30, 2004 included the $360,000 expense for the four-year note, approximately $143,000 in commissions and legal fees, as well as an expense related to the forfeiture of the Company's security deposit in the face amount of approximately $62,000, partially offset by the recovery of deferred rent expense of approximately $87,000. In January 2005, the note was repaid and the certificate-of-deposit-backed standby letter of credit was released.

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

RESULTS OF OPERATIONS
---------------------

Comparison of the Fiscal Year ended June 30, 2005 to the Fiscal Year ended June
-------------------------------------------------------------------------------
30, 2004
--------

         Revenues consist primarily of royalty revenues and fees from the licensing of content products to information distributors. During the year ended June 30, 2005, our total revenues were approximately $7,970,000, a decrease of approximately $194,000, or, 2%, from total revenues of approximately $8,165,000 for the year ended June 30, 2004. The decline in revenues is the direct result of consolidation among customers, primarily in the Internet and personal investor markets. Two of the Company's customers individually accounted for approximately 25.0% and 11.1% of revenues for the fiscal year ended June 30, 2005 and one customer accounted for approximately 13.3% of revenues for the fiscal year ended June 30, 2004. The Company maintains reserves on accounts receivable and, to date, credit losses have not exceeded management's expectations.

         Our cost of revenues consists primarily of content licensing fees and royalties to content providers, depreciation expense on our production software, and data communication costs for the delivery of our products to customers. The cost of revenues for the year ended June 30, 2005 was approximately $3,775,000, an increase of approximately $167,000, or 5%, from the cost of revenues for the year ended June 30, 2004. The increase in cost is due to an increase in content royalties of approximately $294,000, based on increased database revenues for the period less negotiated reductions in license fees to information providers; a decrease of approximately $80,000 in depreciation and amortization expense after implementation of company policy to no longer invest in significant new software acquisitions, a decrease of approximately $92,000 in data communication costs to receive and distribute content; partially offset by an increase of approximately $45,000 in expenses related to an offsite, hosted data facility.

         The gross profit for the year ended June 30, 2005 was approximately $4,195,000, a decrease of approximately $362,000, or 8%, from the prior year. The gross margin percentage decreased for the year ended June 30, 2005, to approximately 53% from approximately 56% in the prior year. The decline is based on the decrease in revenues and an increase in content royalties as discussed above.

         Total operating expenses for the year ended June 30, 2005 were approximately $3,369,000, representing an approximate $2,273,000, or, 40%, decrease in operating expenses from the year ended June 30, 2004. This decrease in expenses resulted primarily from decreases in technical and operations support expenses, general and administrative expenses, and depreciation and amortization expenses. Additionally, there were no expenses related to the settlement with a former landlord, nor stock-based compensation in the current period. These decreases were partially offset by increased sales and marketing expenses.

         Technical operations and support expenses during the year ended June 30, 2005 decreased approximately $678,000, or 34%, from these expenses in the year ended June 30, 2004. This decrease resulted from a restructuring of technical operations.

         Sales and marketing expenses increased by approximately $234,000, or, 40% for year ended June 30, 2005 compared to the prior year. The increase is the result of increases in sales and marketing personnel and related expenses, compared to the prior year.

         General and administrative expenses for the year ended June 30, 2005 decreased approximately $822,000, or, 46%, compared to the prior year. The decrease in expenses is due to decreases in general and administrative personnel and related expenses, as well as a decrease in rent expense as a result of a reduction in leased office space. In addition, the company accrued a $151,000 refund receivable from the city of Alexandria, VA in connection with prior periods' business license fees.

         The settlement with former landlord, Plaza I-A Associates, related to the termination of an approximate $2.6 million remaining liability on our office lease (including back rent and future lease obligations) during the year ended June 30, 2004. This settlement expense included $360,000 for a four-year note payable (which was secured by a $360,000 certificate-of-deposit-backed standby letter of credit), approximately $143,000 in commissions and legal fees, as well as an expense related to the forfeiture of the Company's security deposit in the face amount of approximately $62,000, partially offset by the reversal of deferred rent expense of approximately $87,000. In conjunction with the termination of the office lease discussed above, the Company moved its offices and data center. The loss on disposal of assets of approximately $300,000 resulted from the sale of excess furniture and computer equipment, partially offset by the proceeds from the sale.

         There was no stock based compensation in the current period. For the year ended June 30, 2004, stock-based compensation of approximately $68,000 consisted of approximately $20,000 due to the conversion of an incentive stock option to a non-qualified stock option to a member of the Board of Directors and $48,000 for the vesting of warrants granted to a consultant.

         Depreciation and amortization expense for the year ended June 30, 2005 was approximately $306,000, or, 34% lower than the expense during the prior year period. The decrease was due to the disposal of assets related to the office move and the move of our data center to an offsite, hosted facility in 2004. Additionally, the company implemented a new policy in FY2005 to no longer invest in significant new software acquisitions.

         Net interest expense for the year ended June 30, 2005 decreased approximately $21,000, or 18%, from the prior year due to the decreased use of the bank financing agreement (entered into during December 2003) and a reduction in the number of outstanding capital leases. In addition, the company accrued approximately $29,000 in interest income related to the business license fee refund.


Comparison of the Fiscal Year ended June 30, 2004 to the Fiscal Year ended June
-------------------------------------------------------------------------------
30, 2003
--------

         Revenues consist primarily of royalty revenues and fees from the licensing of content products to information distributors. During the year ended June 30, 2004, our total revenues were approximately $8,165,000, a decrease of approximately $1,104,000, or, 12%, from total revenues of approximately $9,268,000 for the year ended June 30, 2003. The decline in revenues is the direct result of business closures and consolidation among customers, primarily in the Internet and personal investor markets. One of the Company's customers' accounted for approximately 13.3% of gross revenues for the fiscal year ended June 30, 2005. For the fiscal year ended June 30, 2003, one of the Company's customers accounted for approximately 10.1% of gross revenues. The

Company maintains reserves on accounts receivable and, to date, credit losses have not exceeded management's expectations.

         Our cost of revenues consists primarily of content licensing fees and royalties to content providers, depreciation expense on our production software, and data communication costs for the delivery of our products to customers. The cost of revenues for the year ended June 30, 2004 was approximately $3,608,000, a decrease of approximately $279,000, or, 7%, from the cost of revenues for the year ended June 30, 2003. The decrease in cost is due to a decrease in content royalties of approximately $160,000, based on our decreased revenues for the period and negotiated reductions in license fees to information providers; a decrease of approximately $108,000 in data communication costs to receive and distribute content; and a decrease of approximately $64,000 in depreciation and amortization expense based on the write-off of a product offering during fiscal year 2003; partially offset by an increase of approximately $53,000 in expenses related to an offsite, hosted data facility. The decrease in content royalties is limited by minimum fees required to be paid to certain information providers and therefore does not directly track the decrease in gross revenues.

         The gross profit for the year ended June 30, 2004 was approximately $4,557,000, a decrease of approximately $824,000, or, 15%, from the prior year. The gross margin percentage decreased for the year ended June 30, 2004, to approximately 56% from approximately 58% in the prior year. The decline is based on the decrease in revenues without a corresponding decrease in content royalties as discussed above.

         Total operating expenses for the year ended June 30, 2004 were approximately $5,642,000, representing an approximate $951,000 or, 14% decrease in operating expenses from the year ended June 30, 2003. This decrease in expenses resulted primarily from decreases in sales and marketing expenses, general and administrative expenses, and depreciation and amortization expenses. These decreases were partially offset by increases in settlement expenses related to a lease termination with a former landlord, and stock-based compensation expenses.

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

         The settlement with former landlord, Plaza I-A Associates, related to the termination of an approximate $2.6 million remaining liability on our office lease (including back rent and future lease obligations) during the year ended June 30, 2004. This settlement expense included $360,000 for a four-year note payable (which was secured by a $360,000 certificate-of-deposit-backed standby letter of credit), approximately $143,000 in commissions and legal fees, as well as an expense related to the forfeiture of the Company's security deposit in the face amount of approximately $62,000, partially offset by the reversal of deferred rent expense of approximately $87,000. In conjunction with the termination of the office lease discussed above, the Company moved its offices and data center. The loss on disposal of assets of approximately $300,000 resulted from the sale of excess furniture and computer equipment, partially offset by the proceeds from the sale.

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

         Net interest expense for the year ended June 30, 2004 increased approximately $21,000, or, 22%, due to an increase in interest expense on the bank financing agreement (entered into during December 2003) and an increase in interest on capital leases.

         Other expense, net of other income, decreased approximately $20,000 primarily due to the disposal of assets and the shutdown of nFactory, our subsidiary in Spain, in December 2002.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------

         For the year ended June 30, 2005, we reported an operating profit of approximately $826,000 and a net profit of approximately $729,000. At June 30, 2005, we had working capital of approximately $812,000, compared with a working capital deficit of approximately $495,000 at June 30, 2004. The increase is primarily due to cash generated from operations of approximately $764,000, a receivable due related to the VA business license refund of approximately $180,000, net of interest, a decrease in accounts payable of approximately $188,000, a decrease in amounts due under the Company's bank financing agreement of approximately $50,000,the repayment of the note payable to our former landlord of $360,000, and other net changes in current assets and liabilities of approximately $65,000. We had net stockholders' equity of approximately $406,000 at June 30, 2005, compared to a net stockholders' deficiency at June 30, 2004 of approximately $323,000. The increase in stockholders' equity is primarily due to net income for the year ended June 30, 2005.

         We had cash of approximately $1,225,000 at June 30, 2005, compared to approximately $461,000 at June 30, 2004. For the year ended June 30, 2005, operating activities generated approximately $924,000 in cash. Net cash provided by investing activities of approximately $287,000 resulted from the release of the certificate-of-deposit-backed standby letter of credit offset by capital expenditures of approximately $73,000 during the year ended June 30, 2005, primarily for the migration of our production data center to an offsite, hosted facility. Financing activities used cash of approximately $447,000 for the, repayment of the notes payable to our former landlord of $360,000, repayment of our bank financing agreement of approximately $50,000 and repayments of capital leases of approximately $37,000.

         The Company's future contractual obligations and commitments as of June 30, 2005 were as follows:


                                                                                                2009 and
                                                      2006             2007         2008       Thereafter
                                           ------------------------------------------------------------------
Operating Leases                               $   201,813      $    97,871       $    -        $        -

Capital Leases                                      20,219            6,833            -                 -

Note Payable, Affiliate                                  -                -            -           856,954
                                           ------------------------------------------------------------------
   Total                                       $   222,032      $   104,704       $    -        $  856,954
                                           ==================================================================

         Currently we are dependent on our cash reserves and accounts receivable financing through the Bank to fund operations. We recorded a net profit for FY2005 but incurred net losses for the years ended June 30, 2004, and 2003.
Our revenue base has declined and continues to decline. Assuming no immediate increase in revenue or an infusion of capital, the Company is at risk of being unable to generate sufficient liquidity to meet its obligations. The Company utilized and continues to utilize its Financing Agreement to meet its liquidity needs. Further corporate consolidation or market deterioration affecting our customers could impair our ability to generate such revenues. No assurance may be given that we will be able to maintain the revenue base or the profitable operations that may be necessary to achieve our liquidity needs.

         EBITDA, as defined below, was approximately $1,450,000 for the year ended June 30, 2005 compared to negative EBITDA of $(153,000) for the year ended June 30, 2004, and $504,000 for the year ended June 30, 2003. The increase for the current year is the result of a decrease in operating expenses, a $151,000 accrued refund receivable from the City of Alexandria, VA and a reversal of $58,000 of business license fees accrual as discussed above.

         The table below shows the reconciliation between net income (loss) and EBITDA.


                                                             Fiscal Year Ended June 30,
                                                   --------------------------------------
                                                       2005         2004         2003
                                                   ------------ ------------ ------------
                                                               (in thousands)
Reconciliation to EBITDA:
   Net Income (Loss)                                $      729  $    (1,212) $    (1,337)
   Stock Based Compensation
                                                             -           68            2
   Depreciation and Amortization                           624          864        1,215
   Impairment Charge                                                      -          499
   Interest/Other Expenses                                  97          127          125
   Income Taxes                                              -            -            -
                                                   ------------ ------------ ------------
   EBITDA                                          $     1,450         (153)         504


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


RISK FACTORS THAT MAY AFFECT FUTURE RESULTS
-------------------------------------------

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

We Are Dependent On Cash Reserves and a Bank Financing Agreement

         Currently we are dependent on our cash reserves to fund operations, and during fiscal 2004 we entered into a limited accounts receivable financing facility with Silicon Valley Bank. We recorded a net profit in the year ended June 30, 2005 compared to a net loss for the year ended June 30, 2004 but our revenue base has been declining. Our ability to meet our liquidity needs on a long-term basis depends on our ability to generate sufficient revenues and cash to cover our current obligations and to pay down our long-term obligations. No assurance may be given that we will be able to maintain the revenue base or the size of profitable operations that may be necessary to achieve our long-term liquidity needs.

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


We Face Intense Competition That Could Impede Our Ability To Grow and Maintain Profitability.

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

Common Stock Price Is Volatile, Fluctuates Significantly and Trades on a Sporadic Basis

     The trading price of our Common Stock has been, and probably will continue to be, subject to wide fluctuations and limited trading volume. The shares are traded on the OTCBB. The stock is not followed by any security analysts and has a limited and unpredictable number of market makers. During fiscal year 2005, the closing prices of our Common Stock ranged from $0.11 to 0.33. In addition to the foregoing, the stock price may also fluctuate in response to a number of events and factors, such as the following:

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

     o diversion of management's attention during the acquisition/merger process
     o costs, delays and difficulties of integrating the acquired company's operations, technology and personnel into our operations
     o adverse affect on earnings due to amortizing any intangible assets acquired
     o issuance of new equity securities that dilute the holdings of existing stockholders
     o    uncertainty of working with new employees and customers.

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


Item 7A.     Quantitative and Qualitative Disclosure about Market Risk.

         We are exposed to various market risks, including changes in foreign currency exchange rates. However, our exposure to currency exchange rate fluctuations ceased with the shutdown of our foreign subsidiary. We do not engage in hedging activities.

Item 8.      Financial Statements and Supplementary Data

         The information required by this item is set forth under Item 15, which is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Item 9A.     Controls and Procedures

         Under the supervision and with the participation of management, including our interim Chief Executive Officer and Corporate Controller, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) at the end of the period covered by this report. Based upon that evaluation, the interim Chief Executive Officer and Corporate Controller concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. There has been no change in the Company's internal control over financial reporting during the Company's fourth quarter of fiscal year 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


Item 9B.     Other Information

         None.

                                    PART III

ITEM 10.          Directors and Executive Officers of the Corporation
---------------------------------------------------------------------

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

         The business experience for the past five years of each of Comtex's directors and executive officers is as follows:

         C.W. GILLULY, Ed.D., 59, has served as a director of the Company since 1992. He served as President from June 1992 until September 1997, as Chairman of the Board from June 1992 until December 2002 and from February 2004 until the present, as Vice-Chairman from December 2002 through June 2003 and as interim Chief Executive Officer from February 2004 until the present. Dr. Gilluly has served as Chairman of the Board and President of AMASYS and its predecessor, Infotechnology, Inc., since June 1992. Dr. Gilluly also served as a director of Analex Corporation until March 2003, an engineering services firm primarily involved with homeland security and bio-defense.

         WILLIAM J. HOWARD, 58, has served as a director of the Company since January 2003. Mr. Howard has extensive experience in journalism and is currently President of Discovery Tours LLC, a firm providing the tourism industry with documentaries on historical communities in the mid-Atlantic and southern United States. Mr. Howard has also participated in real estate development and the restoration of historical sites. In Maryland, he has received Governor's Citations from three different governors for his community service work, particularly in Talbot County.

         ROBERT J. LYNCH, JR., 72, has served as a director of the Company since January 2003. Mr. Lynch has been President of American & Foreign Enterprises, Inc. ("AFE"), an investment firm, for more than 20 years. Among its many enterprises, AFE is partnered with Hochtief, A.G., Germany's largest engineering/construction group. AFE has worked with international investment banks such as Goldman Sachs & Co., BV Bank of Munich and Citibank. Mr. Lynch has been a director of many public companies in various industries, including Dames & Moore (environmental/geotechnical engineering), Data Broadcasting Corporation (real-time financial market data) and Turner Construction Company.

         ERIK HENDRICKS, 61, has served as a director of the Company since 1991. Since 1979 he has served as the Executive Director and Chief Operating Officer of the Pennsylvania Society for the Prevention of Cruelty to Animals, a non-profit humane society.

         PIETER VANBENNEKOM, 60, has served as a director of the Company since February 2004. Mr. VanBennekom has extensive experience in the news, information and publishing industries and has worked with Progressive Business Publications, Inc. ("PBP") a diversified business information services publishing company, since 1994. He joined PBP as Senior Editor, became Group Publisher in 1996 and was promoted to Editorial Director, in 1998. Prior to joining PBP, Mr. VanBennekom worked with the worldwide wire service United Press International ("UPI") for more than 20 years. He started with UPI as a foreign correspondent, moved up to various management positions and ended his UPI tenure as its President and CEO. Mr. VanBennekom speaks five languages and his volunteer activities include membership on the Board of Directors of Junior Achievement, the national organization dedicated to teaching children about ethical business practices.


Executive Officers

         The following table contains information as of June 30, 2005 as to the executive officers of the Company who are not also directors of the Company:

Name              Age      Office Held With Company

Chip Brian        35       President & Chief Operating Officer

Kathy Ballard     54       Vice President, Content


         Mr. Brian was appointed President and Chief Operating Officer in May 2005 and served as Vice President, Operations since April 2004. Mr. Brian has extensive experience in providing operating management and technology solutions to companies in the financial services industry. From 2003 until 2004, he was the Manager, Product Operations Group for Nyfix Incorporated, where his responsibilities included providing management solutions for technicians serving the broker community on the floor of the New York Stock Exchange. From the end of 2000 until 2003, Mr. Brian was the Manager, Trading Support Operations for the BNY Brokerage division of The Bank of New York. During 2000, Mr. Brian worked with HotJobs.com, a Yahoo company, as Manager of Systems Operations.

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

Meetings of the Board of Directors

         The Board of Directors held a total of six meetings during the Company's fiscal year ended June 30, 2005. Each director attended in person or telephonically at least 80% of the meetings held.


Committees of the Board of Directors

The Audit Committee

         The Audit Committee, which held four meetings during fiscal year 2005, is comprised of Messrs. Lynch, Howard and VanBennekom. The Audit Committee selects and engages our independent auditors, reviews and evaluates our audit and control functions, reviews the results and scope of the audit and other services provided by our independent auditors, and performs such other duties as may from time to time be determined by the Board of Directors. The Board of Directors has determined that Mr. Lynch is an "audit committee financial expert" as defined in Item 401(h) of Regulation S-K. Each of Mr. Lynch, Mr. Howard and Mr. VanBennekom is an "independent director" as defined in Rule 4200 of the Marketplace Rules of the National Association of Securities Dealers, Inc.


Report of the Audit Committee of the Board of Directors

         The Audit Committee has issued a report that states as follows:

         We have reviewed and discussed with management the Company's audited consolidated financial statements for the fiscal year ended June 30, 2005;

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

         Based on the review and discussions referred to above, we recommend to the Board of Directors that the audited consolidated financial statements be included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

                                             Submitted by the Audit Committee
                                             Robert J. Lynch, Jr., Chairman
                                             William J. Howard
                                             Pieter VanBennekom

The Compensation Committee

         The Compensation Committee of the Board of Directors, which held two meetings during fiscal year 2005, is comprised of Messrs. Howard, Hendricks and Lynch. The Compensation Committee evaluates management's recommendations and makes its own recommendations to the Board of Directors concerning the compensation of the Company's executive officers. It is also responsible for the formulation of the Company's executive compensation policy and the research, analysis and subsequent recommendation regarding the administration of the Company's 1995 Stock Option Plan and 2003 Stock Incentive Plan. (Also see section below including the "Report of the Compensation Committee of the Board of Directors.")

The Executive Committee

         The Executive Committee of the Board of Directors, which held no meetings during fiscal year 2005, is comprised of Messrs. VanBennekom, Hendricks and Lynch. The Executive Committee is chartered to act in place of the full Board between Board meetings, if actions are required, and to fulfill the function of reviewing any initial merger and acquisition and/or partnering proposals.

The Nominating and Corporate Governance Committee

         The Nominating and Corporate Governance Committee of the Board of Directors, which held one meeting during fiscal year 2005, is comprised of Messrs. Hendricks, Howard and VanBennekom. The Nominating and Corporate Governance Committee meets in order to evaluate and nominate candidates for membership to the Board of Directors and as officers of the Company.

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

Ownership Reports by Officers and Directors

         The Common Stock of the Company is registered with the SEC pursuant to
Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act"). The officers and Directors of the Company and beneficial owners of greater than 10% of the Company's Common Stock are required to file reports on Forms 3, 4 and 5 with the SEC disclosing beneficial ownership and changes in beneficial ownership of the Common Stock. SEC rules require disclosure in the Company's Proxy Statement or Annual Report on Form 10-K of the failure of an officer, director or 10% beneficial owner of the Company's Common Stock to file a Form 3, 4, or 5 on a timely basis. Based on the Company's review of such ownership reports, the Company believes that no officer, director or 10% beneficial owner of the Company failed to file such ownership reports on a timely basis for the fiscal year ended June 30, 2005.

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


ITEM 11. Executive Compensation
-------------------------------

Summary Compensation Table

The following table sets forth information concerning all compensation paid or accrued by the Company to its Chief Executive Officer and the other executive officer of the Company who earned total salary and bonus in excess of $100,000 during the fiscal year ended June 30, 2005 (collectively, the "Named Executive Officers"):

...................................... ........ .................................. .........................................
                                                                                                 Long-Term
                                                      Annual Compensation                   Compensation Awards
...................................... ........ ................... .............. ...................... ..................
       Name and                       Fiscal                                       Shares Underlying         All Other
   Principal Position                  Year          Salary            Bonus             Options           Compensation
   ------------------                  ----          ------            -----             -------           ------------
...................................... ........ ................... .............. ...................... ..................

C.W. Gilluly (1)                      2005         $ 27,808                  --                --                   --
Chairman and                          2004              923                  --            10,000                   --
Interim Chief Executive Officer       2003               --                  --                --                   --
...................................... ........ ................... .............. ...................... ..................

Chip Brian (2)                        2005        $ 168,996            $ 13,291           750,000             $ 28,628
President and                         2004        $  26,654                  --                --                   --
Chief Operating Officer               2003               --                  --                --                   --
...................................... ........ ................... .............. ...................... ..................

------------------------
(1)    Mr. Gilluly was appointed interim Chief Executive Officer in February
       2004.
(2) Mr. Brian was appointed Vice President, Operations in April 2004 and was appointed President and Chief Operating Officer in May 2005.

Stock Option Grants

         The following table provides details regarding all stock options granted to the Named Executive Officers during the fiscal year ended June 30, 2005:


                        Option Grants in Fiscal Year 2005

.....................................................................................................................................
                                                                                                             Potential
                                                                                                    Realizable Value at Assumed
                                                                                                    Annual Rates of Stock Price
                               Number of         % of Total Options                               Appreciation for Option Term (1)
                           Shares Underlying          Granted          Exercise                   --------------------------------
          Name              Options Granted        in Fiscal Year       Price    Expiration Date        5%               10%
          ----              ---------------        --------------       -----    ---------------        --               ---
.....................................................................................................................................

C.W. Gilluly                          --                    --             --               --            --               --
.....................................................................................................................................

Chip Brian                      250,000                 22.34%          $0.18       07/16/2014       $28,300          $71,718
                                250,000                 22.34%          $0.12       09/09/2014       $18,867          $47,812
                                250,000                 22.34%          $0.17       05/21/2015       $26,728          $67,734
.....................................................................................................................................
.....................................................................................................................................

------------------
(1) Amounts represent hypothetical gains that could be achieved, if exercised at the end of the option term. The dollar amounts under these columns assume 5% and 10% compounded annual appreciation in the Common Stock from the date the respective options were granted. These calculations and assumed realizable values are required to be disclosed under Securities and Exchange Commission rules and, therefore, are not intended to forecast possible future appreciation of common stock or amounts that may be ultimately realized upon exercise. The Company does not believe this method accurately illustrates the potential value of a stock option.


         Set forth below is certain information as of June 30, 2005 regarding equity compensation plans for directors and executive officers of the Company that have been approved by stockholders.

--------------------------------------------------------------------------------------------------------------
                                                                     Weighted
                                Number of securities to be issued     average        Number of securities
Equity compensation plans          upon exercise of outstanding      exercise      remaining available for
approved by stockholders                options and rights             price         issuance under plan
--------------------------------------------------------------------------------------------------------------

1995 Stock Option Plan                      1,332,929                  $0.25              1,744,793
--------------------------------------------------------------------------------------------------------------

2003 Stock Option Plan                          0                        -                1,000,000
--------------------------------------------------------------------------------------------------------------

Options Exercised and Year-End Option Values

The following table sets forth certain information regarding the value of exercised and unexercised options held by the Named Executive Officers as of June 30, 2005.


                          Fiscal Year-End Option Values

.................................................................................................................................

                                                                  Number of Shares                Value of Unexercised
                           Shares                              Underlying Unexercised             In-the-Money Options
                        Acquired upon      Value Realized     Options at June 30, 2005             at June 30, 2005(2)
                         Exercise of       From Exercise      ------------------------             -------------------
Name                       Options         Of Options (1)   Exercisable    Unexercisable      Exercisable     Unexercisable
----                       -------         --------------   -----------    -------------      -----------     -------------
.................................................................................................................................
C.W. Gilluly                  --                  --             100,000              --           $4,000                  --
.................................................................................................................................
Chip Brian                    --                  --             150,000        100,000           $3,000             $2,000
.................................................................................................................................

     (1) Represents the difference between the exercise price and the market value price on the date of exercise.
     (2) Represents the difference between the exercise price of the outstanding options and the closing bid price of the common stock on June 30, 2005, which was $0.14 per share. Options that have an exercise price greater than the fiscal year-end market value are not included in the value calculation.

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

Compensation of Directors

         During fiscal year 2005, the Company's directors were reimbursed for travel expenses in connection with attendance at Board of Directors' meetings. Non-employee directors of the Company also received a fee of $1,000 for each Board of Directors' meeting attended. Employee directors did not receive additional compensation for Board of Directors' meeting attendance. The Company's non-employee directors also received $500 for each committee meeting attended during fiscal year 2005, unless such meeting occurred on the same day as a Board meeting, in which case no additional compensation was paid.

Agreements with Executives

         Comtex has entered into letter agreements with Chip Brian regarding his employment at the Company. These letter agreements provide for a base salary (currently $160,000) and the grant of 250,000 stock options, of which 31,250 will vest in equal quarterly installments over a two year period beginning on July 1, 2005 provided that Mr. Brian remains employed under the provisions of the respective letter agreements. Prior to becoming President, during fiscal year 2005, Mr. Brian had assumed additional responsibilities including management of Sales and Marketing for the Company after serving as Vice President, Operations since April 2004 and received an additional grant of 250,000 options, 100,000 of which vested immediately and the remainder of which vest equally over three quarters beginning on April 1, 2005. Mr. Brian is an employee at will. In the event his employment is involuntarily terminated (other than for cause) or he resigns for refusal to perform unlawful accounting or business practices, then his stock option will become fully vested and the Company will provide him with a prorated severance payment of up to six months salary, depending on the length of his employment with Comtex.


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

         The Company establishes compensation, including compensation for the Chief Executive and Operating Officers, based on both objective and subjective criteria. Objective criteria include actual versus target annual operating budget performance and actual versus target revenue growth, either as to the Company as a whole, or as to the officer's particular operating unit. Subjective performance criteria encompass evaluation of each officer's initiative and contribution to overall corporate performance, the officer's managerial ability, and the officer's performance in any special projects that the officer may have undertaken. The Company also endorses the position that stock ownership by management and stock-based performance compensation arrangements are beneficial in aligning managements' and stockholders' interests in the enhancement of stockholder value and therefore uses its Stock Option and Stock Purchase Plans to recruit and retain senior management. In light of recent accounting changes regarding stock options, however, the Company is evaluating its use of such compensation components.

Compliance with Internal Revenue Code Section 162(M)

         Section 162(m) of the Internal Revenue Code disallows a tax deduction to publicly held companies for compensation paid to certain of their executive officers, to the extent that compensation, whether payable in cash or stock, exceeds $1 million per covered officer in any fiscal year. The limitation applies only to compensation that is not considered to be performance-based. Non-performance-based compensation paid to our executive officers for the 2005 fiscal year did not exceed the $1 million limit per officer, and the Compensation Committee does not anticipate that any non-performance-based compensation payable to the executive officers for the 2006 fiscal year will exceed that limit. Because it is unlikely that the actual compensation payable to any of our executive officers in the foreseeable future will approach the $1 million limit, the Compensation Committee has decided at this time not to take any action to limit or restructure the elements of cash compensation payable to the executive officers. The Compensation Committee shall reconsider this decision should the individual cash compensation of any executive officer ever approach the $1 million level.

                                      Submitted by the Compensation Committee
                                      William J. Howard, Chairman
                                      Erik Hendricks
                                      Robert J. Lynch, Jr.

Board of Directors Interlocks and Insider Participation

General. Dr. Gilluly serves as a Director and interim Chief Executive Officer of the Company. Dr. Gilluly also serves as Chairman and Chief Executive Officer of AMASYS, which beneficially owns approximately 22% of the Company's Common Stock. (See "Beneficial Ownership of Common Stock.") Mr. Lynch also serves as a director of AMASYS.

         Note Payable to AMASYS

         On December 9, 2003, AMASYS and Comtex executed an amendment to the Amended, Consolidated and Restated 10% Senior Subordinated Secured Note (the "Amended Note"), payable to AMASYS (said amendment the "Third Amendment") for the purpose of reducing the price at which the Amended Note may be converted into common stock of the Company. Pursuant to the Third Amendment, AMASYS agreed to subordinate the Amended Note to both the Company's note payable to its former landlord and to the Accounts Receivable Purchase Agreement. In consideration for these subordination agreements, the Company agreed to reduce the conversion price stipulated in the Amended Note from the previously-stated conversion price of $1.20 per share to $0.75 per share, and to increase this conversion price by $0.05 every one hundred and eighty (180) days thereafter. At the date of the transaction the conversion price of the Amended Note was in excess of the stock price. As of June 30, 2005, the Amended Note had a principal balance of $856,954. Interest paid to AMASYS totaled approximately $86,000, $86,000 and $88,000 for the fiscal years 2005, 2004 and 2003, respectively.

         This Amended Note bears interest at a rate of 10% on the principal balance of approximately $857,000 at June 30, 2005 and 2004. The Amended Note is collateralized by a continuing interest in all receivables, all products of such receivables and the proceeds thereof, all purchase orders, and all patents and technology now or hereafter held or received by Comtex. The Amended Note is subordinated to Comtex's Accounts Receivable Purchase Agreement with a third party financial institution and the Company's note payable to its former landlord. The outstanding principal balance of the Amended Note is due in July 2008.

Stock Performance Graph

         The graph below depicts the Company's stock price as an index assuming $100 invested on July 1, 2000 along with the composite prices of companies listed in the Nasdaq Stock Market (U.S. Companies) Index and a composite of peer group companies in the Internet Information Providers Index. The Nasdaq Stock Market Index and Internet Information Providers Index were prepared by Hemscott, Inc., a source believed to be reliable, although the Company is not responsible for any errors or omissions in such information.

         The Internet Information Providers Index includes the following companies: A.D.A.M Inc., Acrongenomics Inc., Aptimus Inc., Bankrate Inc., CDC Corporation., CNET Networks Inc., Edgar Online Inc., General Components Inc., Google Inc., Homestore Inc., In Veritas Medical Diagnostics, Infosearch Media, Inc., Infospace Incorporated, Internet Gold-Golden Knot, Inc., Looksmart Ltd., Miva Inc., Netease.Com Inc., Paid Inc., Quotesmith.Com Inc., Rediff.Com India Ltd Ads, Sabre Holdings Corp., Sagient Research Systems, Sohu.Com Inc., Theglobe.Com Inc., Travelzoo Inc., Tucows Inc., US Dataworks Inc., Verticalnet Inc., World Gaming PLC, and Yahoo! Inc.

         The comparisons are required by regulations of the Securities and Exchange Commission and are not intended to forecast or to be indicative of the possible future performance of the Company's Common Stock.


----------------------------------------------------------------------------------------------------------------
                                                                     FISCAL YEAR ENDING
----------------------------------------------------------------------------------------------------------------
COMPANY / INDEX / MARKET                     2000       2001       2002       2003       2004       2005
----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
Comtex News Network, Inc.                    100.00      22.64       9.06       7.55       6.04        4.23
----------------------------------------------------------------------------------------------------------------
Internet Information Providers               100.00      22.01      11.82      26.08      52.86       49.09
----------------------------------------------------------------------------------------------------------------
Nasdaq Market Index                          100.00      55.38      37.56      41.77      53.12       53.07
----------------------------------------------------------------------------------------------------------------

[OBJECT OMITTED - STOCK PERFORMANCE GRAPH]


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

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management and
-------------------------------------------------------------------------------
             Related Shareholder Matters
             ---------------------------

         Persons and groups who beneficially own in excess of 5% of the common stock are required to file certain reports with the Securities and Exchange Commission (the "SEC") regarding such ownership. Based on these reports, the following table sets forth, as of September 16, 2005, the shares of common stock beneficially owned by persons who beneficially own more than 5% of the Company's outstanding shares of common stock.

Beneficial Ownership of Common Stock

         The following table sets forth information as of September 16, 2005 regarding the beneficial ownership of shares of the Company's common stock, par value $.01 per share (the "Common Stock"), of (i) each person known to the Company to be the beneficial owner, within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), of more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company,
(iii) each executive officer of the Company named in the Summary Compensation Table (see "Executive Compensation") and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, the address of each named beneficial owner is c/o Comtex News Network, Inc., 625 N. Washington Street, Suite 301, Alexandria, Virginia 22314. Except to the extent indicated in the footnotes, each of the beneficial owners named below has sole voting and investment power with respect to the shares of Common Stock listed.



      Name and Address of                     Amount and Nature of
        Beneficial Owner                     Beneficial Ownership (1)                Percentage of Class
---------------------------------       ----------------------------------      -----------------------------

AMASYS Corporation                                       3,105,608 (2)                          21.3%
625 N. Washington St.,
Ste. 301 Alexandria, VA 22314

C.W. Gilluly, Ed.D., Chairman and                        2,177,506 (3)                          15.9%
Interim Chief Executive Officer

Erik Hendricks, Director                                    88,300 (4)                            *

William J. Howard, Director                                 19,900 (5)                            *

Robert J. Lynch, Jr., Director                              19,900 (5)                            *

Pieter VanBennekom, Director                                 9,900 (6)                            *

Chip Brian                                                 562,500 (7)                            4.0%

All Directors and executive officers as                  3,003,514 (8)                           20.7%
a group (7 Persons)

---------------------------
*      Less than 1%.

(1)    Beneficial ownership is direct unless otherwise indicated.
(2) Includes 952,171 shares that may be acquired upon the conversion of a Convertible Note held by AMASYS. The principal balance of $856,954 as of June 30, 2005 is convertible at $0.90 per share, which increases by $0.05 every 180 days from December 4, 2003. (See "Note Payable to AMASYS.")
(3) Includes 110,600 shares of Common Stock that may be acquired upon the exercise of vested options granted under the Comtex News Network, Inc. 1995 Stock Option Plan, and 2,067,506 shares of Common Stock held jointly by Dr. Gilluly and his spouse.
(4) Includes 73,300 shares of Common Stock that may be acquired upon the exercise of vested options granted under the Comtex News Network, Inc. 1995 Stock Option Plan.
(5) Includes 19,900 shares of Common Stock that may be acquired upon the exercise of vested options granted under the Comtex News Network, Inc. 1995 Stock Option Plan.
(6) Includes 9,900 shares of Common Stock that may be acquired upon the exercise of vested options granted under the Comtex News Network, Inc. 1995 Stock Option Plan.
(7) Includes 562,500 shares of Common Stock that may be acquired upon the exercise of vested non-qualified options granted under the Comtex News Network, Inc. 1995 Stock Option Plan.
(8) Includes 912,928 shares of Common Stock that may be acquired upon the exercise of vested options granted under the Comtex News Network, Inc. 1995 Stock Option Plan.

ITEM 13. Certain Relationships and Related Transactions
-------------------------------------------------------

         Certain relationships and related transactions involving directors of the Company and certain other entities are described in "Executive Compensation
- Board of Directors Interlocks and Insider Participation."


ITEM 14. Principal Accountant Fees and Services
-----------------------------------------------

         The Company's Audit Committee is responsible for appointment of the Company's independent auditors. During the year ended June 30, 2004 the Company engaged Goldstein Golub Kessler LLP and ceased using Ernst & Young LLP to conduct its annual audit and quarterly reviews of the financial statements and to provide services in connection with the SEC proxy statement filing. Additionally, the Company engaged the services of Envision Business Solutions LLC to perform its tax compliance work for the years ended June 30, 2005 and 2004.

         The following table sets forth the aggregate fees billed to the Company by its principal accountants for the fiscal years ended June 30, 2005 and 2004.


                                                 Fiscal Year Ended
                                                      June 30,
                                           -------------------------------
                                                2005             2004
                                           --------------   --------------

        Audit Fees                         $       71,352   $       53,500
        Tax Fees                                   13,769            8,037
                                           --------------   --------------
        Total Fees                         $       85,121   $       61,537
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

                                     PART IV

Item 15.     Exhibits and Financial Statement Schedules

        (a)   1.  Financial Statements

                     Report of Independent Registered Public
                      Accounting Firm
                      (Goldstein Golub Kessler LLP)                      F-1

                     Report of Independent Registered Public
                      Accounting Firm
                      (Ernst & Young LLP)                                F-2

                     Consolidated Balance Sheets at June 30,
                      2005 and 2004                                      F-3

                     Consolidated Statements of Operations
                      for the fiscal years ended June 30,
                      2005, 2004, and 2003                               F-4

                     Consolidated Statements of Stockholders'
                      Equity (Deficiency) for the fiscal years
                      ended June 30, 2005, 2004 and 2003                 F-5

                     Consolidated Statements of Cash Flows
                      for the fiscal years ended June 30,
                      2005, 2004 and 2003                                F-6

                     Notes to Consolidated Financial Statements          F-7


              2.  Financial Statement Schedules

                     The schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

        (b)   Exhibits

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

          10.12 Separation Agreement and Release with Charles W. Terry, effective April 24, 2003 (incorporated by reference to the Company's Quarterly Report on Form 10-Q dated May 15,
                      2003).
                                       36

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

          10.16 Comtex News Network, Inc. 2003 Incentive Stock Plan (incorporated by reference to the Company's Form 8-K dated August 18, 2003).

          10.17 Separation Agreement and Release with Raymond P. Capece dated July 22, 2003 (incorporated by reference to the Company's Form 10-K dated June 30, 2003).

          10.18 Separation Agreement and Release with C.W. Gilluly dated June 12, 2003 (incorporated by reference to the Company's Form 10-K dated June 30, 2003).

          10.19 Third Amendment to the AMASYS Amended, Consolidated and Restated 10% Senior Subordinated Secured Note (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31,
                      2003).

          10.20       Employment agreement with Earl Brian effective May 20,
                      2005.

          21 Subsidiaries of the Registrant (incorporated by reference to the Company's Quarterly Report on Form 10-Q dated December 31, 2001).

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

        (c)   Not Applicable

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  September 28, 2005


COMTEX NEWS NETWORK, INC.


By:  /S/ C.W. GILLULY                  By:  /S/ HILDA KWENA
     ----------------                       ---------------
     C.W. Gilluly                           Hilda Kwena
     Chairman & Interim Chief Executive     Corporate Controller & Treasurer
       Officer                              (Principal Financial and
     (Principal Executive Officer)           Accounting Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DIRECTORS:

Signature                       Title                        Date
---------                       -----                        ----


/S/ C.W. GILLULY                Chairman & Interim         September 28, 2005
----------------                CEO
C.W. Gilluly, Ed.D.

/S/ ERIK HENDRICKS              Director                   September 28, 2005
------------------
Erik Hendricks

/S/ WILLIAM J. HOWARD           Director                   September 28, 2005
---------------------
William J. Howard

/S/ ROBERT J. LYNCH             Director                   September 28, 2005
-------------------
Robert J. Lynch, Jr.

/S/ PIETER VANBENNEKOM          Director                   September 28, 2005
----------------------
Pieter VanBennekom

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




The Board of Directors and Stockholders
Comtex News Network, Inc.


We have  audited the  accompanying  consolidated  balance  sheets of Comtex News
Network, Inc. as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Comtex News Network, Inc. at June 30, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with United States generally accepted accounting principles.



/s/ Goldstein Golub Kessler LLP

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

August 26, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and Shareholders
Comtex News Networks, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Comtex News Networks, Inc. for the year ended June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Comtex News Networks, Inc. for the year ended June 30, 2003 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Comtex News Network, Inc. will continue as a going concern. As more fully described in
Note 2, the Company incurred recurring operating losses and had a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                  /s/ Ernst & Young LLP

McLean, Virginia
September 5, 2003


                            COMTEX NEWS NETWORK, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                            June 30,
                                                                               -----------------------------------
                                                                                    2005                 2004
                                                                               --------------       --------------
ASSETS

  CURRENT ASSETS
    Cash                                                                         $ 1,225,323           $  461,419
    Accounts Receivable, Net of Allowance of $180,758 and  $155,961 at
      June 30, 2005 and 2004, respectively                                           751,433              807,079

    Prepaid Expenses and Other Current Assets                                        223,789               38,397
                                                                               --------------       --------------

            TOTAL CURRENT ASSETS                                                   2,200,544             1,306,895

    PROPERTY AND EQUIPMENT, NET                                                      425,008               975,620

    RESTRICTED CASH                                                                        -               360,000

    DEPOSITS AND OTHER ASSETS                                                         54,657                28,617

    DEFERRED INCOME TAX ASSET, NET OF VALUATION ALLOWANCE OF
      $1,887,517 AND $2,202,038, RESPECTIVELY                                              -                     -
                                                                               --------------       ---------------

TOTAL ASSETS                                                                     $ 2,680,209           $ 2,671,132
                                                                               ==============       ===============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

    CURRENT LIABILITIES:
    Accounts Payable and Other Accrued Expenses                                  $ 1,072,780           $ 1,260,669
    Accrued Payroll Expenses                                                         131,605               142,695
    Amount due under Bank Financing Agreement                                        151,713               201,911
    Deferred Revenue                                                                  15,829               100,297
    Note Payable - Other, Current                                                          -                60,000
    Capital Lease Obligations, Current                                                16,722                36,599
                                                                               --------------       ---------------

            TOTAL CURRENT LIABILITIES                                              1,388,649             1,802,171

    LONG-TERM LIABILITIES:

    Capital Lease Obligations, Long-Term                                               6,633                23,355
    Long-Term Note Payable - Affiliate                                               856,954               856,954
    Long-Term Note Payable - Other                                                         -               300,000
    Deferred Rent                                                                     21,785                11,290
                                                                               --------------       ---------------

            TOTAL LONG-TERM LIABILITIES                                              885,372             1,191,599
                                                                               --------------       ---------------

TOTAL LIABILITIES                                                                  2,274,021             2,993,770

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS' EQUITY (DEFICIENCY)

    Common Stock, $0.01 Par Value - 25,000,000 Shares Authorized;
      Shares issued and outstanding: 13,600,247 and 13,598,836 at June 30,
      2005 and 2004, respectively                                                    136,002               135,988
    Additional Paid-In Capital                                                    12,311,898            12,311,672
    Accumulated Deficit                                                          (12,041,712)          (12,770,298)
                                                                               --------------       ---------------

          Total Stockholders' Equity/(Deficiency)                                    406,188              (322,638)
                                                                               --------------       ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                          $ 2,680,209           $ 2,671,132
                                                                               ==============       ===============

      The accompanying "Notes to Consolidated Financial Statements" are an integral part of these consolidated financial statements


                            COMTEX NEWS NETWORK, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              Fiscal Year Ended June 30,
                                                               ----------------------------------------------------------
                                                                      2005                2004                2003
                                                               ------------------  ------------------  ------------------

Revenues                                                            $   7,970,492       $   8,164,756       $   9,268,404
Cost of Revenues
(including depreciation and amortization expense of
approximately $318,000, $398,000 and $462,000 for the
fiscal years ended June 30, 2005, 2004 and 2003,
respectively)                                                           3,775,132           3,607,741           3,887,168
                                                               ------------------  ------------------  ------------------
    Gross Profit                                                        4,195,360           4,557,015           5,381,236

Operating Expenses
  Technical Operations and Support                                      1,289,967           1,968,466           2,002,150
  Sales and Marketing                                                     814,365             579,971           1,004,578
  General and Administrative                                              958,334           1,780,824           2,332,340

  Settlement with Former Landlord                                               -             478,477                   -

  Loss on Disposal of Assets Related to Lease Termination                       -             300,410                   -
  Stock-based Compensation                                                      -              67,864               2,100
  Impairment Charge                                                             -                   -             498,645
  Depreciation and Amortization                                           306,271             465,963             752,673
                                                               ------------------  ------------------  ------------------
    Total Operating Expenses                                            3,368,937           5,641,975           6,592,486

    Operating Income / (Loss)                                             826,423          (1,084,960)         (1,211,250)

Other (Expense)/Income
  Interest (Expense), net                                                 (97,277)           (118,645)            (97,260)
  Other (Expense), net                                                                         (8,257)            (27,859)
                                                               ------------------  ------------------  ------------------

    Other (Expense), net                                                  (97,277)           (126,902)           (125,119)
                                                               ------------------  ------------------  ------------------

Income / (Loss) Before Income Taxes                                       729,146          (1,211,862)         (1,336,369)

Income Tax Expense                                                            560                 425                 491
                                                               ------------------  ------------------  ------------------

Net Income / (Loss)                                                 $     728,586       $  (1,212,287)       $ (1,336,860)
                                                               ==================  ==================  ==================


Income (Loss) Per Common Share - Basic                              $        0.05       $       (0.09)       $      (0.10)
                                                               ==================  ==================  ==================

Weighted Average Number of Common Shares Outstanding                   13,599,894          13,564,234          13,184,219
                                                               ==================  ==================  ==================

Income (Loss) Per Common Share - Diluted                            $        0.05       $       (0.09)       $      (0.10)
                                                               ==================  ==================  ==================

Weighted Average Number of Common Shares Outstanding                   14,677,650          13,564,234          13,184,219


      The accompanying "Notes to Consolidated Financial Statements" are an integral part of these consolidated financial statements.


                                                        COMTEX NEWS NETWORK, INC.
                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) FOR THE FISCAL YEARS ENDED
                                                      JUNE 30, 2005, 2004 AND 2003


                                 Common Shares Outstanding
                                 -------------------------
                                                                                               Accumulated              Total
                                  Number of        Par        Additional      Accumulated   Other Comprehensive     Stockholders'
                                    Shares         Value    Paid-In Capital     Deficit       Income/(Loss)      Equity (Deficiency)
                                 -----------   -----------  ---------------  -------------  -------------------  -------------------

Balance at June 30, 2002          13,140,893    $  131,409    $  12,192,973  $(10,221,151)      $       (3,242)     $     2,099,989
                                 ===========   ===========  ===============  =============  ===================  ===================


  Issuance of Stock - ESPP           104,277         1,043           16,108                                                  17,151
  Stock-based Compensation                                            2,100                                                   2,100
  Foreign Currency
      Translation Adjustment                                                                             3,242                3,242
  Net Loss                                                                     (1,336,860)                               (1,336,860)
                                 -----------   -----------  ---------------  -------------  -------------------  -------------------

Balance at June 30, 2003          13,245,170    $  132,452    $  12,211,181  $(11,558,011)      $            -      $       785,622
                                 ===========   ===========  ===============  =============  ===================  ===================

  Exercise of Stock Options          337,733         3,377           30,397              -                   -               33,774
  Issuance of Stock - ESPP            15,933           159            2,230              -                   -                2,389
  Stock-based compensation                 -             -           67,864              -                   -               67,864
  Net Loss                                 -             -                -    (1,212,287)                   -           (1,212,287)
                                 -----------   -----------  ---------------  -------------  -------------------  -------------------

Balance at June 30, 2004          13,598,836    $  135,988    $  12,311,672  $(12,770,298)      $            -      $      (322,638)
                                 ===========   ===========  ===============  =============  ===================  ===================


  Issuance of Stock - ESPP             1,411            14              226              -                   -                  240

  Net Income                               -             -                         728,586                   -              728,586
                                 -----------   -----------  ---------------  -------------  -------------------  -------------------

Balance at June 30, 2005          13,600,247    $  136,002    $  12,311,898  $(12,041,712)     $             -      $       406,188
                                 ===========   ===========  ===============  =============  ===================  ===================




      The accompanying "Notes to Consolidated Financial Statements" are an integral part of these consolidated financial statements.


                            COMTEX NEWS NETWORK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Fiscal Year Ended June 30,
                                                                  ----------------------------------------------------
                                                                        2005              2004              2003
                                                                  ----------------  ----------------  ----------------
Cash Flows from Operating Activities:
  Net Income (Loss)                                                  $     728,586     $  (1,212,287)    $  (1,336,860)
Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
    Depreciation and Amortization Expense                                  623,798           863,546         1,214,582
    Bad Debt Expense                                                        15,000            49,934            53,472
    Stock Based Compensation                                                     -            67,864             2,100
    Loss on Disposal of Assets                                                   -           309,129            19,945
    Settlement with Former Landlord                                              -           360,000
    Property and equipment impairment charge                                     -                 -           498,645
    Foreign currency loss                                                        -                 -             7,349
    Changes in Assets and Liabilities:
     Accounts Receivable                                                    40,646           (77,877)           239,109
     Prepaid Expenses and Other Current Assets                            (185,391)           48,390            50,818
     Deposits and Other Assets                                             (26,040)           46,371             5,759
     Accounts Payable and Other Accrued Expenses                          (187,889)          178,998          (909,814)
     Accrued Payroll Expenses                                              (11,090)         (321,004)           20,804
     Deferred Revenue                                                      (84,468)          (27,337)           24,647
     Deferred Rent                                                          10,495           (66,063)           77,353
                                                                  ----------------  ----------------  ----------------

    Net Cash Provided By (Used in) Operating Activities                    923,647           219,664           (32,091)

Cash Flows from Investing Activities:
  Purchases of Property and Equipment                                      (73,186)          (90,174)         (287,514)
  Decrease / (Increase) in Restricted Cash                                 360,000          (360,000)                -
  Proceeds from Disposal of Assets                                               -            53,580             8,564
                                                                  ----------------  ----------------  ----------------

  Net Cash Provided By (Used in) Investing Activities                      286,814          (396,594)         (278,950)

Cash Flows from Financing Activities:
  Repayments of Capital Lease Obligations                                  (36,599)          (64,706)          (43,677)
  Repayments on Note Payable                                              (360,000)                -                 -
  Repayments on Note Payable - Affiliate                                         -                 -           (58,000)
  Net (Repayments) Proceeds from Bank Financing Agreement                  (50,198)          201,911                 -
  Issuance of Stock under Employee Stock Purchase Plan                         240             2,389            17,151
  Proceeds from Exercise of Stock Options                                        -            33,774                 -
                                                                  ----------------  ----------------  ----------------

    Net Cash Provided By (Used in) Financing Activities                   (446,557)          173,368           (84,526)
                                                                  ----------------  ----------------  ----------------

                                                                  ----------------  ----------------  ----------------

Net Increase (Decrease) in Cash                                            763,904            (3,562)         (395,567)

Cash at Beginning of Year                                                  461,419           464,981           860,548
                                                                  ----------------  ----------------  ----------------

Cash at End of Year                                                  $   1,225,323     $     461,419     $     464,981
                                                                  ================  ================  ================


      The accompanying "Notes to Consolidated Financial Statements" are an integral part of these consolidated financial statements.

                            COMTEX NEWS NETWORK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


1.       THE COMPANY

         Comtex News Network, Inc. (the "Company" or "Comtex"), is a leading wholesaler of electronic real-time news and content to major financial and business information distributors. Comtex enhances and standardizes news and other content received from newswire services and publishers in order to provide editorially superior and technically uniform products to its customers. The customers then package, integrate and distribute these products to their end-users. Comtex processes unique real-time news stories each day. Processing includes adding stock ticker symbols, indexing by keyword and category, and converting the diverse publisher materials and formats received into XML, the industry standard delivery format.

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


2.       LIQUIDITY

         As shown in the accompanying consolidated financial statements, the Company recorded an operating profit in the current year but incurred net losses for the years ended June 30, 2004 and 2003. Additionally, the company has a continued decline in its revenue base. The Company had working capital of approximately $812,000 at June 30, 2005 compared to a $495,000 working capital deficit in 2004, stockholders' equity of approximately $406,000 at June 30, 2005 and a stockholders deficiency of approximately $323,000 at June 30, 2004. The future operation of the Company is dependent upon its ability to generate positive cash flows from operations to cover its current and long-term obligations.

         During the year ended June 30, 2005, management continued to implement major cost reductions. Additionally, management intends to focus on introducing new and updated economically useful products in order to support a stable pricing environment and market demand. No assurance may be given that Comtex will be able to maintain the revenue base or the size of profitable operations that may be necessary to continue as a going concern.


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

         The consolidated financial statements include the accounts of Comtex News Network, Inc. and its wholly owned subsidiary nFactory Comtex, S.L. ("nFactory"). All significant intercompany transactions have been eliminated in consolidation. In November 2004, the Company's Board of Directors resolved to dispose of nFactory since it is no longer active. The transaction had no material affect on the financial condition of the Company for the fiscal years ended June 30, 2005 and 2004.

Use of Estimates
----------------

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

Revenue Recognition
-------------------

         The company recognizes revenue in accordance with Staff Accounting Bulletin (SAB) 101 and (SAB) 104, Revenue Recognition in Financial Statements. Information services revenues are recognized as services are rendered based on contractual terms such as usage, fixed fee, percentage of distributor revenues or other pricing models. . The Company now defers start-up fee revenues and recognizes the revenue over the initial term of the contracts for content services. Amounts received in advance are deferred and recognized over the service period.

Cash Credit Risk
----------------

         The Company maintains cash in bank deposit accounts which, at times, exceed federally insured limits. The Company has not experienced any losses on these accounts.

Accounts Receivable
-------------------

         Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company estimates doubtful accounts based on historical bad debts, factors related to specific customers' ability to pay and current economic trends. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible.

Foreign Currency Translation
----------------------------

         The Company had designated the Euro as the functional currency of its wholly-owned subsidiary in Spain. Accordingly, assets and liabilities are translated from the Euro into U.S. dollars at the end of period exchange rates, and revenues and expenses are translated at average monthly exchange rates. Foreign currency translation gains and losses were accumulated in stockholders' equity and reflected as a component of other comprehensive income or loss. Due to the termination of nFactory's operations on December 31, 2002, the foreign currency translation adjustment balance was removed from stockholders' equity and reported as a loss in the consolidated statement of operations. Total comprehensive loss for the year ended June 30, 2003 was approximately $1,334,000.

Research and Development
------------------------

         The Company conducts ongoing research and development in the areas of product enhancement and quality assurance. Such costs are expensed as incurred. Product development costs for the fiscal years ended June 30, 2005, 2004 and 2003 were approximately $231,000, $215,000 and $272,000, respectively, and are included in technical operations and support in the consolidated statement of operations.

Advertising
-----------

         The Company engages in advertising and promotional activities to promote its products and services. Advertising costs are expensed as incurred. Advertising costs were approximately $11,000, $23,000, and $16,000, for the fiscal years ended June 30, 2005, 2004 and 2003, respectively.

Property and Equipment
----------------------

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

Software for Internal Use
-------------------------

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

Impairment of Long-Lived Assets
-------------------------------

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

Restructuring Activities
------------------------

         Restructuring activities are accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 specifies that a liability for a cost associated with an exit or disposal activity is incurred when the definition of a liability in Concepts Statement 6, Elements of Financial Statements, is met. The Company implemented SFAS 146 in October 2002 related to the termination of nFactory's operations, as discussed in Note 8.


Income Taxes
------------

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

Stock-based Compensation
------------------------

         The Company accounts for stock-based employee compensation arrangements in accordance with provisions of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations and complies with the disclosure provisions of SFAS No. 123 (SFAS 123), Accounting for Stock-Based Compensation, and SFAS No. 148 (SFAS 148), Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS 123 requires that companies either recognize compensation expense for grants of stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income (loss) and net income
(loss) per share in the notes to the financial statements. SFAS 148 requires more prominent and more frequent disclosures in both interim and annual financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. We adopted the disclosure provisions of SFAS 148 and continue to apply the measurement provisions of APB 25. Accordingly, no compensation cost has been recognized under SFAS 123 for the Company's employee stock option plans. At June 30, 2005, the Company had two stock-based compensation plans, which are described more fully in Note 10.

         Had compensation cost for the awards under the plans been determined based on the grant date fair values, consistent with the method required under SFAS 123, the Company's net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below:


                                                                       Fiscal Year Ended June 30,
                                                             2005                  2004                  2003
                                                      ------------------    ------------------    ------------------
Net Income  (Loss), as reported                               $ 728,586         $ (1,212,287)         $  (1,336,860)
Deduct:  Stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects
                                                               128, 121               292,072               147,123
                                                      ------------------    ------------------    ------------------
Pro Forma Net Income (Loss)                                   $ 600,465         $  (1,504,359)        $  (1,483,983)
                                                      ==================    ==================    ==================

Basic and Diluted Income (Loss) Per Share, as
reported                                                       $   0.05            $    (0.09)           $    (0.10)

Basic and Diluted Income (Loss) Per Share, pro forma           $   0.04            $    (0.11)           $    (0.11)


         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                                            Fiscal Year Ended June 30,
                                               2005                    2004                    2003
                                      ----------------------  ----------------------  ----------------------
Risk free rate of interest                4.00% to 4.48%          3.56% to 4.71%          3.25% to 4.82%
Expected dividend yield                         0%                      0%                      0%
Expected life in years                          10                      10                       5
Expected Volatility                            1.50                    1.50                1.10 to 1.23


         The Company accounts for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments based on the fair value of the equity instruments issued in accordance with the Emerging Issues Task Force (EITF), EITF Issue 96-18, Accounting for Equity Instruments That Are Issued To Other Than Employees For Acquiring, or in Conjunction With Selling Goods or Services.

Risks and Uncertainties
-----------------------

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable. The Company periodically performs credit evaluations of its customers' financial condition and generally does not require collateral on accounts receivable. For the fiscal year ended June 30, 2005, two of the Company's customers individually accounted for approximately 25.0% and 11.1% of gross revenues. For the fiscal years ended June 30, 2004 and 2003, one of the Company's customers accounted for approximately 13% and 10%, respectively. The Company maintains reserves on accounts receivable and, to date, credit losses have not exceeded management's expectations.

Earnings per Common Share
-------------------------

         Basic earnings per share ("EPS") is presented in accordance with the provisions of SFAS No. 128, Earnings per Share. Basic EPS excludes dilution for potentially dilutive securities and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. For the years ended June 30, 2004 and 2003 diluted EPS is equal to basic EPS since all potentially dilutive securities are anti-dilutive for each of the periods presented. Diluted net income (loss) per common share for the years ended June 30, 2005, 2004 and 2003 do not include the effects of options to purchase approximately 0.6 million, 0.8 million and 2.9 million shares of common stock, respectively, and approximately
1.1 million and 0.8 million shares of common stock in 2004 and 2003, respectively, related to the note payable to AMASYS, on an "as if" converted basis, as the effect of their inclusion is anti-dilutive during each period.


Fair Value of Financial Instruments
-----------------------------------

         Accounts receivable, accounts payable and other accrued expenses and other current assets and liabilities are carried at amounts which reasonably approximate their fair values because of the relatively short maturity of those instruments. It is not practical to estimate the fair value of the Company's Long-term Note Payable to Affiliate due to its unique nature. The fair value of the Company's other long-term debt approximates its financial statement carrying amount based on interest rates for similar borrowings.

Recent Pronouncements
---------------------

         On December 16, 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for
(a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 and generally requires that such transactions be accounted for using a fair-value-based method. Comtex expects to adopt this standard on its effective date, which is the beginning of Comtex's first quarter of fiscal year 2006. Comtex is currently assessing the final impact of this standard on the company's results of operations, financial position and cash flows. This assessment includes evaluating option valuation methodologies and assumptions as well as potential changes to Comtex's compensation strategies.

         In December 2003, the Financial Accounting Standards Board issued interpretation No. 46 ("FIN 46"), (revised December 2003), Consolidation of Variable Interest Entities, originally issued in January 2003. FIN 46 expanded the criteria for consolidation in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, Special Purpose Entities, or SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. The interpretation applies immediately to variable interest entities created after January 31, 2003 and applied in the fiscal year or interim period beginning after December 31, 2003, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. The adoption of FIN 46 does not have any impact on the Company's financial position or results of operations.

         Statement of Financial Accounting Standards ("SFAS") No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, was issued in April 2003. SFAS No. 149 amends and clarifies financial accounting and reporting for hedging activities under SFAS No 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 provides greater clarification of the characteristics of a derivative instrument so that contracts with similar characteristics will be accounted for consistently. In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 does not have any impact on the Company's consolidated financial statements.

         In May 2003, SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, was issued. SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 does not have any impact on the Company's consolidated financial statements.

         In April 2004, the EITF issued EITF Issue No. 03-06 ("EITF 03-06"), Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share, which addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-06 does not have any impact on the Company's consolidating financial statements.


4.       RELATED PARTY TRANSACTIONS

Note Payable to AMASYS
----------------------

         On December 9, 2003, the Company executed an amendment to the Amended, Consolidated and Restated 10% Senior Subordinated Secured Note (the "Amended Note"), payable to AMASYS (said amendment the "Third Amendment") for the purpose of reducing the price at which the

Amended Note may be converted into common stock of the Company. Pursuant to the Third Amendment, AMASYS agreed to subordinate the Amended Note to both the Company's note payable to its former landlord and to the Financing Agreement.
In consideration for these subordination agreements, the Company agreed to reduce the conversion price stipulated in the Amended Note from the previously-stated conversion price of $1.20 per share to $0.75 per share, and to increase this conversion price by $0.05 every one hundred and eighty (180) days thereafter. At the date of the transaction the conversion price of the Amended Note was in excess of the stock price. As of June 30, 2005, the conversion rate was $0.90. The Amended Note bears interest at a rate of 10% on the principal balance of approximately $857,000 at June 30, 2005 and 2004. The Amended Note is collateralized by a continuing interest in all receivables, all products of such receivables and the proceeds thereof, all purchase orders, and all patents and technology now or hereafter held or received by the Company. The Amended Note is subordinated to the Accounts Receivable Purchase Agreement (see Note 6). The outstanding principal balance of the Amended Note is due in July 2008.

         Interest paid to AMASYS totaled approximately $86,000, $86,000 and $88,000 for the fiscal years ended June 30, 2005, 2004 and 2003, respectively.


5.       PROPERTY AND EQUIPMENT

Property and equipment, at cost consisted of the following at June 30:

                                                                2005                       2004
                                                         ------------------         -----------------
Computer Equipment                                          $   1,250,763              $  1,193,078
Furniture and Fixtures                                             52,967                    39,117
Purchased Software and Software Development                     2,524,244                 2,522,668

Other Equipment                                                     8,139                     8,064
                                                         ------------------         -----------------
                                                                3,836,113                 3,762,927
Less Accumulated Depreciation and Amortization                 (3,411,105)               (2,787,307)
                                                         ------------------         -----------------
Property and Equipment, Net                                 $     425,008              $    975,620
                                                         ==================         =================


6.       AMOUNT DUE UNDER BANK FINANCING AGREEMENT

         In December 2003, the Company entered into an Accounts Receivable Purchase Agreement with a Bank (the "Financing Agreement"), which provides for a revolving line of credit of up to $1 million collateralized by the Company's accounts receivable. At June 30, 2005 and 2004 approximately $152,000 and $202,000, respectively, was due to the Bank related to advances under the Financing Agreement.

7.       CAPITAL LEASE OBLIGATIONS

         In October 2003, the Company entered into a three-year capital lease agreement with Fidelity Capital to purchase a telephone system and related software in the amount of $44,552. The lease requires monthly installments of $1,685 and expires in October 2006. In May 2002, the Company entered into a $50,000, three-year capital lease agreement with Compaq Financial Services to purchase software and related maintenance. The lease called for monthly installments of $1,755 and expired in April 2005. In September 2002, the Company obtained a two-year financing agreement for $76,000 to purchase software and related maintenance with HP Financial Services that expired August 2004. The lease called for monthly installments of $3,634. The leased software is capitalized using the interest rates appropriate at the inception of the lease. Interest expense related to capital leases totaled approximately $8,600, $14,000 and $14,000 for the fiscal years ended June 30, 2005, 2004 and 2003, respectively.

         Assets held under capital leases are reported as property and equipment as follows:

                                                                      June 30,
                                                              2005               2004
                                                       ------------------ ------------------
                Purchased software                            $ 166,039          $ 166,039
                Accumulated depreciation                        142,016             89,198

         Future minimum lease payments under capital lease obligations at June 30, 2005 are as follows:

                Fiscal Year Ending June 30,

                          2006                                20,219
                          2007                                 6,833
                                                        ---------------
                          Total                               27,052
           Less amounts representing interest                  3,697
                                                        ---------------
           Present value of net minimum payments              23,355
           Less current portion                               16,722
                                                        ---------------
           Long-term portion                            $      6,633
                                                        ===============


8.       SETTLEMENT AGREEMENT AND RESTRUCTURING ACTIVITIES

         In July 2003, the Company commenced negotiations with its former landlord, Plaza I-A Associates ("Plaza I-A") regarding the proposed termination of the lease obligation at 4900 Seminary Road, Alexandria, Virginia. On December 9, 2003, the Company and Plaza I-A executed a settlement agreement terminating the subject. The total remaining liability on the lease was approximately $2.6 million prior to the settlement agreement. Pursuant to the terms of the settlement agreement, the Company paid rent and legal fees of approximately $147,000 and entered into a four-year note payable to Plaza I-A for $360,000 which was secured by a $360,000 certificate-of-deposit-backed standby letter of credit. Settlement expense with Plaza I-A for the year ended June 30, 2004 included the $360,000 expense for the four-year note, approximately $143,000 in commissions and legal fees, as well as an expense related to the forfeiture of the Company's security deposit in the face amount of approximately $62,000, partially offset by the recovery of deferred rent expense of approximately $87,000 for a total of approximately $478,000. (See Note 13.) In January 2005, the note was repaid and the certificate-of-deposit-backed standby letter of credit was released.

         Interest expense on the above note amounted to approximately $8,000 and $10,000 for the years ended June 30, 2005 and 2004 respectively.

         The Company recorded termination benefits associated with the shutdown of nFactory of approximately $44,000 including the termination of all three employees in the Madrid, Spain office. The costs other than termination benefits consisted of approximately $13,000 related to the disposal of assets and approximately $7,000 in foreign currency loss. These amounts are included in technical operations and support, sales and marketing and other expense in the consolidated statement of operations for the fiscal year ended June 30, 2003. All amounts had been paid as of the fiscal 2003 year end. Subsequent to June 30, 2004, the Company's Board of Directors resolved to dispose of nFactory since it is no longer active. The transaction had no material affect on the financial condition of the Company in fiscal year 2005 and 2004.

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


9.       INCOME TAXES

Income taxes included in the statements of operations consist principally of state income taxes and local franchise taxes. The tax provision for continuing operations differ from the amounts computed using the statutory federal income tax rate as follows:


                                                                        Fiscal Year Ended June 30
                                                                        -------------------------
                                                                   2005            2004           2003
                                                                   ----            ----           ----
Provision at statutory federal income tax rate                      34%             34%            34%
Provision  - state income tax                                        4               4              4
Change in valuation allowance                                      (38)            (38)           (38)
                                                                   ----            ----           ----
 Effective income tax rate                                           0%              0%             0%
                                                                   ====            ====           ====

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes.

         Significant components of the deferred tax assets and liabilities were as follows:


                                                                         As of June 30,
                                                                      2005            2004
                                                                 -------------------------------
Deferred tax assets:
    Amortization                                                          12,509         15,486
    Depreciation                                                         120,483            -0-
    Net operating loss carryforwards                                   1,601,504      2,039,557
    Allowance for bad debts                                               68,688         59,265
    Options to executives                                                 29,124         29,124
    Accruals                                                              49,659         58,477
    AMT credit carryforwards                                               5,550            -0-
    Other                                                                    -0-          1,112
                                                                 -------------------------------
        Total deferred tax assets                                      1,887,517

Deferred tax liabilities:
    Depreciation / Amortization                                              -0-           (983)
                                                                 -------------------------------
        Total deferred tax liabilities                                       -0-           (983)
                                                                 -------------------------------
            Deferred tax assets less liabilities                       1,887,517      2,202,038

            Less:  Valuation allowance                                (1,887,517)    (2,202,038)
                                                                 -------------------------------

Net deferred tax asset (liability)                                          $  -           $  -
                                                                 ===============================

         The Company has net operating loss (NOL) available to offset future taxable income of approximately $4,215,000 as of June 30, 2005. The net change in valuation allowance during 2005 was a decrease of approximately $315,000. The NOL expire beginning in the year 2021 through 2024. Utilization of these net operating losses may be subject to limitations in the event of significant changes in stock ownership of the Company.

         In assessing the realizability of its net deferred tax assets, management considers whether it is more likely than not that some portion or all of the net deferred tax assets are realizable. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of June 30, 2005, the Company provided a full valuation allowance of approximately $1,888,000 against its net deferred tax assets.

10.      STOCK OPTION PLANS

         The Company's 2003 Incentive Stock Plan (the "2003 Plan") and 1995 Stock Option Plan (the "1995 Plan") provide for both incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options to purchase shares by key employees, consultants and directors of the Company. The Company has 1,000,000 and 4,550,000 shares reserved for issuance under the 2003 Plan and the 1995 Plan, respectively, as of June 30, 2005, subject to annual increases as determined by the Board of Directors. The exercise price of an incentive stock option is required to be at least equal to 100% of the fair market value of the Company's common stock on the date of grant (110% of the fair market value in the case of options granted to employees who are 10% shareholders). The exercise price of a non-qualified stock option is required to be not less than the par value, nor greater than the fair market value, of a share of the Company's common stock on the date of the grant. The term of an incentive or non-qualified stock option may not exceed ten years (five years in the case of an incentive stock option granted to a 10% stockholder), and generally vest within three years of issuance.

         Information with respect to stock options under the stock option plans is as follows:

                                      2005                             2004                             2003
                        --------------------------------------------------------------------------------------------------
                                            Weighted-                         Weighted-                        Weighted-
                                             Average                           Average                          Average
                                            Exercise                          Exercise                         Exercise
                            Shares            Price          Shares            Price          Shares            Price
                        --------------------------------------------------------------------------------------------------
Outstanding at
beginning of year             853,851       $    0.36        2,872,858        $   0.43       1,966,177        $    0.89

Granted                     1,119,000            0.16        2,003,000            0.25       1,686,200             0.16

Exercised                           -                         (337,733)           0.10               -                -

Expired/
Forfeited                    (639,922)           0.25       (3,684,274)           0.40        (779,519)            1.00
                        --------------                   --------------                   --------------
Outstanding at
end of year                 1,332,929            0.25          853,851            0.36       2,872,858             0.43
                        =================                ==============                   ==============
Options exercisable
at end of year                884,955            0.29          600,524            0.41       1,916,013             0.50

Weighted
average fair value of
options granted                             $    0.16                         $   0.25                        $    0.13

         The following table summarizes information about the stock options outstanding at June 30, 2005:

                                 Outstanding                                                     Exercisable
-------------------------------------------------------------------------------     --------------------------------------
                                                            Weighted-Average
                                        Weighted-Average       Remaining                               Weighted-Average
                     Number of Shares    Exercise Price     Contractual Life        Number of Shares    Exercise Price
  Exercise Price                                                (years)
-------------------- ------------------ ----------------- ---------------------     ----------------- --------------------
    $ 0.10-0.63              1,291,929       $ 0.18               6.92                       843,955        $ 0.19
    $ 0.86-1.81                 20,500       $ 1.66               5.21                        20,500        $ 1.66
    $ 2.05-4.88                 20,500       $ 3.05               4.96                        20,500        $ 3.05
                     ------------------                                             -----------------
                             1,332,929                                                       884,955
                     ==================                                             =================


11.      EMPLOYEE STOCK PURCHASE PLAN

         In December 1997, stockholders approved the 1997 Employee Stock Purchase Plan. The Company has 600,000 shares reserved for issuance under the Plan as of June 30, 2005. The purpose of the Plan is to secure for the Company and its stockholders the benefits of the incentive inherent in the ownership of Common Stock by present and future employees of the Company. The Plan is intended to comply with the terms of Section 423 of the Internal Revenue Code of 1986, as amended, and Rule 16b-3 of the Securities Exchange Act of 1934. Under the terms of the Plan individual employees may pay up to $10,000 per calendar year for the purchase of the Company's common shares at 85% of the determined market price.


12.      SUPPLEMENTARY INFORMATION

Interest
--------

         The Company made payments for interest of approximately $128,000, $121,000, and $102,000 for the fiscal years ended June 30, 2005, 2004 and 2003, respectively.

Allowance for Doubtful Accounts
-------------------------------

         The following table summarizes activity in the allowance for doubtful accounts:

                                                                 Fiscal Year Ended June 30,

                                                     2005                   2004                   2003
                                               ------------------      ----------------       ----------------
Beginning Balance                                     $  155,961            $  140,500             $  300,143
Additions - charged to operating expenses                 45,000                49,934                 53,472
Write-Offs                                               (20,203)              (34,473)              (213,115)
                                               ------------------      ----------------       ----------------
Balance at End of Year                                $  180,758             $ 155,961             $  140,500
                                               ==================      ================       ================

Non-cash investing activity
---------------------------

During fiscal year 2004 the Company incurred a capital lease obligation in the amount of $44,552.


13.      COMMITMENTS AND CONTINGENCIES

         The Company leases office space under noncancelable operating leases that expire at various dates through April 2007. The leases require fixed escalations and payment of property taxes, insurance and maintenance costs.

         The future minimum rental commitments under operating leases are as follows:

    Fiscal year ending June 30,               Minimum Rental
                                               Commitments
-------------------------------------     -----------------------
                2006                                  $  201,813
                2007                                      97,871

                                          -----------------------
                                                      $  299,684
                                          =======================

         One of the leases provide for rent abatements and scheduled increases in base rent. Rent expense is charged to operations ratably over the term of the lease which results in deferred rent payable which represents cumulative rent expense charged to operations from inception of the lease in excess of required lease payments.

         Rent expense, included in general and administrative expenses, under all operating leases totaled approximately $160,000, $737,000 and $649,000 for the fiscal years ended June 30, 2005, 2004 and 2003, respectively.

         In September 2002, the Company filed a refund claim with the City of Alexandria and requested full refund of all Business and Professional Occupation License ("BPOL") tax or gross receipts tax for open tax years. The City rejected the Company's initial claim. In June 2005, after further review and discussion, the City ruled in the Company's favor. The result of the favorable ruling was a refund of BPOL taxes for all open tax years of approximately $151,000 plus interest of approximately $29,000. The refund was netted against general and administrative expenses and the interest income was netted against interest expense for the year ended June 30, 2005.

         In May 2005, Comtex entered into a two-year employment agreement with one of its key executives. The agreement provides for a base salary of approximately $160,000 per annum and for an annual bonus, as defined in the agreement. The term may be extended by the written agreement of the parties.

         On April 15, 2004, each of the Company's former Chairman/CEO and President, both of whom resigned on February 5, 2004, filed demands for arbitration against the Company related to the terms of their employment agreements. The demands allege a breach of the employment agreements and request payment of approximately $129,000 to the former employees. The Company denies the allegations and intends to vigorously defend this action. Based upon events to date in the arbitration, the company has accrued $80,000 in expenses as of June 30, 2005 which is included in accounts payable and other accrued expenses.

         The Company is also involved in routine legal proceedings occurring in the ordinary course of business, which in the aggregate are believed by management to be immaterial to the Company's financial condition.

14.      401(K) PLAN

         The Company has a 401(k) plan available to all full-time employees who meet a minimum service requirement. Employee contributions are voluntary and are determined on an individual basis with a maximum annual amount equal to the maximum amount allowable under federal tax regulations. All participants are fully vested in their contributions. The 401(k) plan provides for discretionary Company contributions. The Company did not make any contributions during the fiscal years ended June 30, 2005, 2004 and 2003.

15.      SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The following is a summary of selected quarterly results of operations for the years ended June 30, 2005 and 2004.

                                                                               Quarter Ended:
                                               --------------------------------------------------------------------------------

                                                   September 30,        December 31,          March 31,          June 30,
                                                       2004                 2004                2005               2005
                                               -------------------- -------------------- ------------------ -------------------
Revenues                                                $1,987,349          $ 2,085,578        $ 1,927,293         $ 1,970,272
Gross Profit                                             1,007,567            1,118,562          1,009,708           1,059,523
Net Income                                                  96,278              119,447             82,031             430,830

Net Income per share, basic                                   0.01              $  0.01             $ 0.01              $ 0.03
Shares used in per share calculation,
basic                                                   13,598,836           13,600,247         13,600,247          13,600,247

Net Income per share, diluted                              $  0.01              $  0.01             $ 0.01                0.03
Shares used in per share calculation,
diluted                                                 14,706,989           14,645,388         14,745,616          14,646,572


                                                                               Quarter Ended:
                                               --------------------------------------------------------------------------------
                                                   September 30,        December 31,          March 31,          June 30,
                                                       2003                 2003                2004               2004
                                               ------------------- -------------------- ------------------- -------------------
Revenues                                               $2,172,921          $ 2,014,019         $ 1,962,035         $ 2,015,781
Gross Profit                                            1,240,664            1,099,495           1,114,573           1,102,283
Net Income (Loss)                                       (252,137)          (1,035,238)            (67,661)             142,749

Net Income (Loss) per share, basic                      $ ( 0.02)            $ ( 0.08)           $ ( 0.00)              $ 0.01
Shares used in per share calculation,
basic                                                  13,507,851           13,582,960          13,588,041          13,588,161

Net Income (Loss) per share, diluted                    $ ( 0.02)            $ ( 0.08)           $ ( 0.00)              $ 0.01
Shares used in per share calculation,
diluted                                                13,507,851           13,582,960          13,588,041          14,695,549