Form 10-Q
period 2005-09-30
COMTEX NEWS NETWORK INC
filed 2005-11-14
CIK 352988

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

  X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----   Exchange Act of 1934

For the quarterly period ended September 30, 2005 or

        Transition report pursuant to Section 13 or 15(d) of the Securities
-----   Exchange Act of 1934

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

             ------------------------------------------------------

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

Indicate by check mark whether the registrant is a Shell Company (as defined in
Rule 12b-2 of the Exchange Act). Yes     No X
                                     ---   ---

As of November 11, 2005 13,700,247 shares of the Common Stock of the registrant, par value $0.01 per share, were outstanding.

                            COMTEX NEWS NETWORK, INC.
                                TABLE OF CONTENTS


Part I  Financial Information:                                          Page No.

        Item 1. Financial Statements

            Balance Sheets                                                     2
            as of September 30, 2005 (unaudited)
            and June 30, 2005

            Statements of Income                                               3
            for the Three Months Ended
            September 30, 2005 and 2004 (unaudited)

            Statements of Cash Flows                                           4
            for the Three Months Ended
            September 30, 2005 and 2004 (unaudited)

            Notes to Financial Statements                                      5

        Item 2. Management's Discussion and Analysis                           9
                of Financial Condition and Results
                of Operations

        Item 3. Quantitative and Qualitative Disclosure about Market Risk     13

        Item 4. Controls and Procedures                                       13

Part II Other Information:

        Item 1. Legal Proceedings                                             14
        Item 2. Unregistered Sales of Equity Securities and Use of Proceeds   14
        Item 3. Defaults Upon Senior Securities                               14
        Item 4. Submission of Matters to a Vote of Security Holders           14
        Item 5. Other Information                                             14
        Item 6. Exhibits                                                      14


SIGNATURES                                                                    16

                                          Comtex News Network, Inc.
                                               Balance Sheets


                                                                          September 30,       June 30,
                                                                               2005             2005
                                                                        ----------------  ----------------
ASSETS                                                                     (Unaudited)
 CURRENT ASSETS
  Cash                                                                   $    1,403,798    $    1,225,323
  Accounts Receivable, Net of Allowance of $180,758
  at September 30, 2005 and June 30, 2005                                       944,792           751,433
  Prepaid Expenses and Other Current Assets                                      33,921           223,789
                                                                        ----------------  ----------------

     TOTAL CURRENT ASSETS                                                     2,382,511         2,200,544

 PROPERTY AND EQUIPMENT, NET                                                    337,888           425,008

  DEPOSITS AND OTHER ASSETS                                                      49,657            54,657

                                                                        ----------------  ----------------
TOTAL ASSETS                                                             $    2,770,056    $    2,680,209
                                                                        ================  ================

LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
 Accounts Payable and Other Accrued Expenses                             $    1,124,483    $    1,072,780
 Accrued Payroll Expense                                                        147,536           131,605
 Amount due under Bank Financing Agreement                                           -            151,713
 Deferred Revenue                                                                17,012            15,829
 Capital Lease Obligations, Current                                              17,793            16,722
                                                                        ----------------  ----------------
    TOTAL CURRENT LIABILITIES                                                 1,306,824         1,388,649

 LONG-TERM LIABILITIES:
  Capital Lease Obligations, Long Term                                            1,779             6,633
  Long-Term Note Payable - Affiliate                                            856,954           856,954
  Deferred Rent                                                                  18,707            21,785
                                                                        ----------------  ----------------

     TOTAL LONG-TERM LIABILITIES                                                877,440           885,372
                                                                        ----------------  ----------------

TOTAL LIABILITIES                                                             2,184,264         2,274,021

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

  Common Stock, $0.01 Par Value - 25,000,000 Shares Authorized;
  13,600,247 Shares issued and outstanding                                      136,002           136,002
  Additional Paid-In Capital                                                 12,428,620        12,311,898
  Accumulated Deficit                                                       (11,978,830)      (12,041,712)
                                                                        ----------------  ----------------
      Total Stockholders' Equity                                                585,792           406,188
                                                                        ----------------  ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $    2,770,056    $    2,680,209
                                                                        ================  ================


    The accompanying "Notes to Financial Statements" are an integral part of these financial statements

                                                     2

                                        Comtex News Network, Inc.
                                           Statements of Income
                                               (Unaudited)

                                                                              Three months ended
                                                                                  September 30,
                                                                       ---------------------------------
                                                                             2005              2004
                                                                       ---------------   ---------------
Revenues                                                                $   1,996,431     $   1,987,349

Cost of Revenues
   (including depreciation and amortization expense
   of approximately $45,000 and $99,000 respectively                          936,427           979,782
                                                                       ---------------   ---------------
     Gross Profit                                                           1,060,004         1,007,567

Operating Expenses
 Technical Operations & Support                                               320,115           331,740
 Sales & Marketing                                                            143,562           141,170
 General & Administrative                                                     315,001           322,376

 Stock-based Compensation                                                     116,722                 -
 Depreciation & Amortization                                                   60,839            80,549
                                                                       ---------------   ---------------
   Total Operating Expenses                                                   956,239           875,835

   Operating Income                                                           103,765           131,732

Other (expense)
 Interest Expense                                                             (24,983)          (35,239)
 (Other Expense)
                                                                                    -              (215)
                                                                       ---------------   ---------------
   Other Expense                                                              (24,983)          (35,454)

Income Before Income Taxes                                                     78,782            96,278

Income Taxes                                                                   15,900                 -
                                                                       ---------------   ---------------
Net Income                                                              $      62,882     $      96,278
                                                                       ===============   ===============

Basic Earnings Per Common Share                                         $        0.01     $        0.01
                                                                       ===============   ===============

Weighted Average Number of Common Share                                    13,600,247        13,598,836
                                                                       ===============   ===============
Diluted Earnings Per Common Share                                       $        0.01     $        0.01
                                                                       ===============   ===============

Weighted Average Number of Shares Assuming Dilution                        14,784,325        14,706,989
                                                                       ===============   ===============


a) Stock-based compensation costs are allocated in operating expense categories as follows: Technical
Operations & Support - $8,138; Sales & Marketing - $5,663; General & Administrative - $102,921.

The accompanying "Notes to Financial Statements" are an integral part of these financial statements

                                                     3

                                      Comtex News Network, Inc.
                                       Statements of Cash Flows
                                             (Unaudited)


                                                                             Three Months Ended
                                                                                September 30,
                                                                         ---------------------------
                                                                             2005           2004
                                                                         ------------   ------------
Cash Flows from Operating Activities:
 Net Income                                                              $     62,882   $     96,278
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and Amortization                                               105,639        179,945
  Bad Debt Expense                                                                  -         15,000
  Stock Based Compensation                                                    116,722              -
  Changes in Assets and Liabilities:
     Accounts Receivable                                                     (193,359)      (192,275)
     Prepaid Expenses and Other Current Assets                                189,867          5,633
     Deposits and Other Assets                                                  5,000              -
     Accounts Payable and Accrued Expenses                                     51,703       (298,628)
     Accrued Payroll Expense                                                   15,931        (18,692)
     Deferred Revenue                                                           1,183        (35,967)
     Deferred Rent                                                             (3,078)          (552)
                                                                         ------------   ------------
  Net Cash provided by/(used in) Operating Activities                         352,490       (249,258)

Cash Flows used in Investing Activity
 Purchases of Property and Equipment                                          (18,519)       (14,629)
                                                                         ------------   ------------

Cash Flows from Financing Activities:
  Repayments - Capital Lease Obligations                                       (3,783)       (14,810)
  Net (Repayments on)/Proceeds from Bank Financing Agreement                 (151,713)       272,580
                                                                         ------------   ------------
  Net Cash (used in)/provided by Financing Activities                        (155,496)       257,770


Net Increase/(Decrease) in Cash                                               178,475         (6,117)

Cash at Beginning of Year                                                   1,225,323        461,419
                                                                         ------------   ------------

Cash at End of Period                                                    $  1,403,798   $    455,302
                                                                         ============   ============


 The accompanying "Notes to Financial Statements" are an integral part of these financial statements

                                                  4

                            COMTEX NEWS NETWORK, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 2005

1.      BASIS OF PRESENTATION

The accompanying interim financial statements of Comtex News Network, Inc. (the "Company" or "Comtex") are unaudited, but in the opinion of management reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of results for such periods. In November of 2004, the company sold its inactive wholly owned subsidiary nFactory Comtex, S.L. for an immaterial amount. The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet at June 30, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2005 ("2005 Form 10-K"), filed with the Securities and Exchange Commission on September 28, 2005.

On December 16, 2004, the FASB issued SFAS No. 123R, SHARE-BASED PAYMENT. SFAS No. 123R which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 and generally requires that such transactions be accounted for using a fair-value-based method. Comtex adopted this standard on its effective date, July 1, 2005.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net income and net income per share would have been adjusted to the pro forma amounts indicated below:

                                                           Three months ended
                                                           September 30, 2004
                                                         ----------------------

Net Income, as reported                                    $          96,278
Deduct: Total stock-based employee compensation
expense determined under fair-value-based method
for all awards, net of related tax effects                            82,919
                                                         ----------------------
Pro Forma Net Income                                                  13,359
                                                         ======================

Basic and Diluted Income Per Share, as reported            $            0.01
                                                         ======================
Basic and Diluted Income Per Share, pro forma              $            0.00
                                                         ======================

The per share weighted-average fair value of stock options granted for the three month period ended September 30, 2004 was $0.17 on the grant date with the following weighted average assumptions:

                                           Three months ended
                                            September 30,2005
                                        --------------------------
Expected dividend yield                             0
Risk-free interest rate                       4.12% - 4.48%
Expected life (in years)                           10
Volatility                                         1.5

The company has one stock-based employee compensation plan, which is described more fully below. Prior to July 1, 2005, the company accounted for this plan under the recognition and measurement provisions of APB Opinion 25, Accounting for stock issued to employees, and related interpretations, as permitted by FASB Statement No.123, Accounting for Stock-Based Compensation. Effective July 1, 2005, the company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective transition method. Under this method, compensation cost recognized for the three months ended September 30, 2005 includes: (a) compensation costs for all share based payments granted prior to, but not yet vested as of July 1, 2005, based on grant-date fair value estimated in accordance with the original provisions of statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of 123(R). Results for prior periods have not been restated. As a result of adopting Statement 123(R) on July 1, 2005, the company's income before income taxes and net income for the three month period ended September 30, 2005 are approximately $117,000 lower than if it had continued to account for share-based compensation under Opinion 25. There would have been no effect on basic and diluted earnings per share, cash flow from operations, and cash flow from financing activities for the three month period ended September 30, 2005, if the company had not adopted statement 123(R).

Stock Option Plan
Stock Options. Stock options are typically granted to employees with an exercise prices equal to the market price of the Company's stock at the date of grant. Stock options are issued in accordance with a vesting schedule and, generally vest over one to three years and have a term of 10 years. Compensation expense for stock options is recognized over the requisite service period for each separately vesting portion of the stock option award.

                                                                                   Weighted
                                                                                    Average
                                                                   Weighted        Remaining           Aggregate
                                                   Number of       Average        Contractual          Intrinsic
                                                    Options     Exercise Price       Term              Value
                                                  ------------  --------------  -----------------  ------------------
Outstanding at June 30, 2005                         1,332,929          $0.25
  Granted                                            1,668,000          $0.34
  Forfeited                                               -330          $0.27
Outstanding at September 30, 2005                    3,000,599          $0.30               6.5              214,356
                                                  ============  ==============  =================  ==================

Vested or Expected to Vest at September 30, 2005     2,917,200          $0.30               6.5              214,356
                                                   ============  ============== =================  ==================
Exercisable or Convertible at September 30, 2005     1,540,735          $0.30               6.5              137,524
                                                   ============  ============== =================  ==================

As of September 30, 2005, 1,540,735 stock option grants had vested. Of this total, 985,035 were granted prior to July 1, 2005, and 555,700 were granted subsequent to July 1, 2005. No options were exercised in the current period.

The fair value of stock options issued in the three-month period ending September 30, 2005 was estimated to be $0.47, using a Black-Scholes-option pricing model. The model considers assumptions related to exercise price, expected volatility, risk-free interest rate, and the weighted average expected term of the stock option grants. Expected volatility assumptions utilized in the model were based on historical volatility of the company's stock price over the expected term. The risk-free rate is derived from the U.S. Treasury yield. The company used a weighted average expected term. The fair values of options granted in the first quarter of fiscal 2006 were estimated at the date of grant with the following assumptions:

              Risk-free interest rate                            4.2%
              Expected Volatility Factor                         169%
              Expected life (in years)                            6.2
              Exercise Price                           $         0.34
              Expected Dividend                                     0
                                                   --------------------
              Fair Value of each option                $         0.47
                                                   ====================

As of September 30, 2005, the company had one share-based plan, which is described above. The compensation cost charged against income for this plan is approximately $117,000. This number includes (a) approximately $14,000 of cost from compensation costs for all share based payments granted prior to, but not yet vested as of July 1, 2005, based on grant-date fair value estimated in accordance with the original provisions of statement 123, and (b) $103,000 compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of 123(R), net of 5% discount for post vesting forfeitures based on an overall low turnover. No income tax benefits are recognized in the income statement for share-based arrangements due to the utilization of federal and state net operating loss carryforwards.

As of September 30, 2005, the total compensation cost related to non-vested awards not yet recognized is $703,000. The weighted-average period over which this cost is expected to be recognized is 15 months.

Total compensation cost classified as marketing expense pertains to options granted to employees in the marketing department. In contrast, no performance was required and no consideration was received for the instrument.

Income per share is presented in accordance with the provisions of SFAS No. 128, "Earnings Per Share" ("EPS"). Basic EPS excludes dilution for potentially dilutive securities and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Diluted net income per common share for the three months ended September 30, 2005 and 2004 do not include the effects of options to purchase approximately 1.8 million and 1.2 million as the inclusion of these options would have been anti-dilutive due to the options' exercise prices being greater than the average market price of the Company's common shares during the respective periods.

2.      INCOME TAXES

There is no provision for income taxes for the three months ended September 30, 2004 due to the utilization of federal and state net operating loss carryforwards. The provision for income at September 30, 2005 is due to the alternative minimum tax.

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

3.      COMMITMENTS AND CONTINGENCIES

In July 2003, the Company commenced negotiations with its landlord regarding the proposed termination of the lease obligation at 4900 Seminary Road. On December 9, 2003, the Company and Plaza I-A executed a settlement agreement terminating the subject lease and the above lawsuit was dismissed on or about December 17, 2003. The total remaining liability on the lease was approximately $2.6 million prior to the settlement agreement. Pursuant to the terms of the settlement agreement, the Company paid rent and legal fees of approximately $147,000 and entered into a four-year note payable to Plaza I-A for $360,000, which was secured by a $360,000 certificate-of-deposit-backed standby letter of credit (See Note 4). In January 2005, the note was repaid and the certificate-of-deposit-backed standby letter of credit was released.

On April 15, 2004, the Company's former Chairman/CEO and President, who both resigned on February 5, 2004, filed a demand for arbitration against the Company related to the terms of their employment agreements. The demand alleged a breach of the employment agreements and requested payment of approximately $129,000 to the former employees. The company denies the allegations and intends to vigorously defend this action. Based upon events to date in the arbitration, the company has accrued approximately $80,000 in expenses as of September 30, 2005.

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

Also in December 2003, the Company entered into an Accounts Receivable Purchase Agreement with the Bank (the "Financing Agreement"), which provides for a revolving line of credit of up to $1 million collateralized by the Company's accounts receivable. As of December 27, 2004, the Company entered into the Second Amendment to the Accounts Receivable Purchase Agreement, dated as of December 18, 2003, by and between the Bank and the Company. Under this Amended Agreement, the applicable rates were lowered, certain covenants were amended and the term was extended through the end of calendar year 2005. As of September 30, 2005, the balance due to the Bank related to advances under the Financing Agreement was fully repaid. The company is required to maintain a $300,000 minimum balance of cash in the bank at all times.

On December 9, 2003, the Company executed an amendment to the Amended, Consolidated and Restated 10% Senior Subordinated Secured Note (the "Amended Note"), payable to Amasys Corporation ("Amasys"), an affiliated company, (said amendment the "Third Amendment") for the purpose of reducing the price at which the Amended Note may be converted into common stock of the Company. Pursuant to the Third Amendment, Amasys agreed to subordinate the Amended Note to both the Company's note payable to its former landlord and to the Financing Agreement. In consideration for these subordination agreements, the Company agreed to reduce the conversion price stipulated in the Amended Note from the previously-stated conversion price of $1.20 per share to $0.75 per share, and to increase this conversion price by $0.05 every one hundred and eighty (180) days thereafter. At the date of the transaction the conversion price of the Amended Note was in excess of the stock price. As of September 30, 2005, the Amended Note had a principal balance of $856,954 and the conversion rate was $0.90. The outstanding principal balance of the Amended Note is due in July 2008.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with financial statements and the related notes included elsewhere in this Form 10-Q and the consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended June 30, 2005 filed with the Securities and Exchange Commission on September 28, 2005. Historical results and percentage relationships among any amounts in the Consolidated Financial Statements are not expected to be indicative of trends in operating results for any future period.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those contemplated in these forward-looking statements. In particular, the risks and uncertainties include those described in our annual report on Form 10-K, for the year ended June 30, 2005 and in other periodic Securities and Exchange Commission filings. These risks and uncertainties include, among other things, the consolidation of the Internet news market; competition within our markets; the financial stability of our customers; maintaining a secure and reliable news-delivery network; maintaining relationships with key content providers; attracting and retaining key personnel; the volatility of our Common Stock price; successful marketing of our services to current and new customers; and operating expense control.

Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise the information contained in this Form 10-Q, whether as a result of new information, future events or circumstances or otherwise.

The company has one stock-based employee compensation plan, which is described above . Prior to July 1, 2005, the company accounted for this plan under the recognition and measurement provisions of APB Opinion 25, Accounting for stock issued to employees, and related interpretations, as permitted by FASB Statement No.123, Accounting for Stock-Based Compensation. Effective July 1, 2005, the company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective transition method. Under this method, compensation cost recognized for the three months ended September 30, 2005 includes: (a) compensation costs for all share based payments granted prior to, but not yet vested as of July 1, 2005, based on grant-date fair value estimated in accordance with the original provisions of statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of 123(R). Results for prior periods have not been restated. As a result of adopting Statement 123(R) on July 1, 2005, the company's income before income taxes and net income for the three month period ended September 30, 2005 are approximately $117,000 lower than if it had continued to account for share-based compensation under Opinion 25. There would have been no effect on basic and diluted earnings per share, cash flow from operations, and cash flow from financing activities for the three month period ended September 30, 2005, if the company had not adopted statement 123(R).

As of September 30, 2005, the total compensation cost related to non-vested awards not yet recognized is $703,000. The weighted-average period over which this cost is expected to be recognized is 15 months.


RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2005, TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004

During the three months ended September 30, 2005, we reported an operating profit of approximately $104,000, compared to $132,000 during the three months ended September 30, 2004. We reported a net profit of approximately $63,000 during the three months ended September 30, 2005, compared to $96,000 for the three months ended September 30, 2004. As discussed below, the decline in operating and net income is due primarily to increased operating expenses, primarily stock based compensation due to the adoption of SFAS 123 (R) as discussed above, partially offset by growth in gross profit margins.

Revenues consist primarily of royalty revenues and fees from the licensing of content products to information distributors. During the three months ended September 30, 2005, total revenues were approximately $1,996,000 or approximately $9,000 more than the total revenues for the three months ended September 30, 2004. The increase is due to growth in database customer revenues partially offset by a loss of clients as a result of business contractions, primarily in the Internet and personal investor markets.

Our cost of revenues consists primarily of content license fees and royalties to information providers, depreciation and amortization expense on our production software, and data communication costs for the delivery of our products to customers. The cost of revenues for the three months ended September 30, 2005 was approximately $936,000 or $43,000 (4%) less than the cost of revenues for the three months ended September 30, 2004. The decrease in cost is due to a reduction in content fixed fees of approximately $23,000, a decrease of approximately $56,000 in depreciation and amortization expense, and a decrease of approximately $3,000 in data transmission costs which was offset by an increase in content royalties of approximately $39,000.

Gross profit for the three months ended September 30, 2005 was approximately $1,060,000 or approximately $52,000 (5%) more than the gross profit for the same period in the prior year. The gross profit as a percentage of revenue increased for the three months ended September 30,

2005 to approximately 53% from approximately 51% for the three months ended September 30, 2004. The increase is due to an slight growth in revenues and a net decrease in content fixed fees, depreciation and amortization and data transmission costs which was offset by an increase in content royalty costs as discussed above.

Total operating expenses for the three months ended September 30, 2005 were approximately $956,000 representing an approximate $80,000 (9%) increase in operating expenses from the three months ended September 30, 2004. The increase in expenses resulted from an increase in sales and marketing expenses and an increase in stock-based compensation due to the adoption of SFAS 123 (R) as discussed above partially offset by a decrease in technical operations support expenses, a decrease in general and administrative expenses, and a decrease in depreciation and amortization expenses.

Technical operations and support expenses during the three months ended September 30, 2005 decreased approximately $12,000 (4%) from the three months ended September 30, 2004. The decrease is primarily due to expenses incurred for outsourced technology services for technical consultants (to provide management, systems administration, and programming services and to move the production data center to an offsite, hosted facility), and a decrease in personnel expenses in the current period.

Sales and marketing expenses increased by approximately $2,000 (2%) for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. The increase is the result of increases in personnel and related expenses over the same period in the prior year.

General and administrative expenses for the three months ended September 30, 2005 were approximately $315,000 (2%) less than these expenses during the three months ended September 30, 2004. The decrease resulted primarily from a decrease in general and administrative personnel and related expenses, partially offset by an increase in rent expense as a result of an increase in leased office space.

Stock-based compensation was approximately $117,000 during the three months ended September 30, 2005 and was related to the adoption of the SFAS 123 (R), as discussed above.

Depreciation and amortization expense for the three months ended September 30, 2005 was approximately $20,000 (24%) lower than the expense during the same period in the prior year. The decrease was due primarily to the disposal of assets related to the office move and the move of our data center to an offsite, hosted facility in the prior year.

Other expenses, net of other income, for the three months ended September 30, 2005 decreased approximately $10,000, or 30%, compared to the three months ended September 30, 2004 mainly due to a decrease in interest expenses related to the bank financing agreement, settlement of the note payable to our former landlord, and reduction in interest on capital leases.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

For the three months ended September 30, 2005, we had an operating profit of approximately $104,000 and a net profit of approximately $63,000. At September 30, 2005, we had working capital of approximately $1,076,000, compared to a working capital of approximately $812,000 at June 30, 2005. We had net stockholders' equity of approximately $586,000 and $406,000 at September 30, 2005 and June 30, 2005 respectively. The increase in stockholders' equity is due to net income and stock-based compensation for the three months ended September 30, 2005.

We had cash of approximately $1,404,000 at September 30, 2005, compared to $1,225,000 at June 30, 2005. For the three months ended September 30, 2005, operating activities generated approximately $352,000 in cash. Under the Accounts Receivable Purchase Agreement with Silicon Valley Bank, the company is required to maintain a $300,000 minimum balance of cash in the bank at all times.

We made capital expenditures of approximately $19,000 during the three months ended September 30, 2005, primarily for computer and communications equipment for new staff and product development. Financing activities resulted in payments of approximately $155,000 made on capital leases and repayment of the Line of Credit for Accounts Receivable Purchase Agreement with Silicon Valley Bank (the "Financing Agreement").

The Company's future contractual obligations and commitments as of September 30, 2005 are as follows:

                                                     AMOUNTS DUE BY PERIOD
                                    --------------------------------------------------------
                                                2006               2007                2008
                                    --------------------------------------------------------
Operating Leases                       $     151,683      $      97,872      $            -

Capital Leases                                15,164              6,834                   -

Note Payable, Affiliate                            -                  -             856,954
                                    --------------------------------------------------------
   Total                               $     166,847      $     104,706      $      856,954
                                    ========================================================

Currently we are dependent on our cash reserves and accounts receivable financing through the bank to fund operations. We recorded a net profit for the quarter ended September 30, 2005 but our revenue base has been declining. Assuming no immediate increase in revenue or an infusion of capital, the Company is at risk of being unable to generate sufficient liquidity to meet its obligations. The Company utilized and continues to utilize its Financing Agreement to meet its liquidity needs. Further corporate consolidation or market deterioration affecting our customers could impair our ability to generate such revenues. No assurance may be given that we will be able to maintain the revenue base or the profitable operations that may be necessary to achieve our liquidity needs.

EBITDA, as defined below, was approximately $327,000 for the three months ended September 30, 2005 compared to EBITDA of approximately $311,000 for the three months ended September 30, 2004. The increase in EBITDA during the three months ended September 30, 2005 compared to the three-month period in the prior year is the net result of increased revenues and operating expenses, and reduced cost of revenues. The table below shows the reconciliation from net income to EBITDA.

                                                        Three Months
                                                     Ended September 30,
                                                  2005              2004
                                             --------------------------------
Reconciliation to EBITDA:
   Net Income                                  $       63        $       96
   Stock Based Compensation                           117                 -
   Depreciation and Amortization                      106               180
   Interest/Other Expenses                             25                35
   Income Taxes                                        16                 -
                                             --------------------------------
   EBITDA                                      $      327        $      311


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

Item 3.

            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        None.

Item 4.

        CONTROLS AND PROCEDURES

        The Company's Chief Executive Officer and Controller have concluded, based on their evaluation within 90 days prior to the filing date of this report, that the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) or 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes that have materially affected, or are reasonably likely to materially affect the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the foregoing evaluation.

Part II.  Other Information

 Item 1.  Legal Proceedings

        On April 15, 2004, the Company's former Chairman/CEO and President, who both resigned on February 5, 2004, filed a demand for arbitration against the Company related to the terms of their employment agreements. The demand alleged a breach of the employment agreements and requested payment of approximately $129,000 to the former employees. The Company denies the allegations and intends to vigorously defend this action. Based upon events to date in the arbitration, the Company has accrued $80,000 in expenses.

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

                                                COMTEX NEWS NETWORK, INC.
                                                      (Registrant)

November 14, 2005                               By: /S/ C.W. GILLULY
                                                    ----------------------------
                                                C.W. Gilluly, Ed.D.
                                                Chairman and Interim
                                                Chief Executive Officer
                                                (Principal Executive Officer)

                                                By: /S/ HILDA KWENA
                                                    ----------------------------
                                                Hilda Kwena
                                                Treasurer & Controller
                                                (Principal Financial and
                                                Accounting Officer)