Form 10-Q
period 2005-12-31
COMTEX NEWS NETWORK INC
filed 2006-02-14
CIK 352988

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

  X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----   Exchange Act of 1934

For the quarterly period ended December 31, 2005 or

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

                                 Former address:
                          4900 Seminary Road, Suite 800
                           Alexandria, Virginia 22311

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No
                                      ---   ---

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large
Accelerated Filer Yes     No     Accelerated Filer Yes     No
                      ---   ---                        ---   ---
Non-Accelerated Filer Yes     No X
                          ---   ---

Indicate by check mark whether the registrant is a Shell Company (as defined in
Rule 12b-2 of the Exchange Act). Yes     No X
                                     ---   ---

As of February 12, 2006 13,700,247 shares of the Common Stock of the registrant, par value $0.01 per share, were outstanding.

                            COMTEX NEWS NETWORK, INC.
                                TABLE OF CONTENTS


Part I  Financial Information:                                          PAGE NO.
                                                                        --------

        Item 1.  Financial Statements

                 Balance Sheets                                               2
                   as of December 31, 2005 (unaudited)
                   and June 30, 2005

                 Statements of Operations                                     3
                   for the Three and Six Months Ended
                   December 31, 2005 and 2004 (unaudited)

                 Statements of Cash Flows                                     4
                   for the six Months Ended
                   December 31, 2005 and 2004 (unaudited)

                   Notes to Financial Statements                              5

        Item 2.  Management's Discussion and Analysis                         9
                   of Financial Condition and Results
                   of Operations

        Item 3.  Quantitative and Qualitative Disclosures about Market Risk   15

        Item 4.  Controls and Procedures                                      15

Part II Other Information:

        Item 1.  Legal Proceedings                                            16
        Item 1A. Risk Factors                                                 16
        Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds  16
        Item 3.  Defaults Upon Senior Securities                              16
        Item 4.  Submission of Matters to a Vote of Security Holders          16
        Item 5.  Other Information                                            16
        Item 6.  Exhibits                                                     16


SIGNATURES                                                                    18

                                         Comtex News Network, Inc.
                                               Balance Sheets


                                                                           December 31,       June 30,
                                                                               2005             2005
                                                                        ----------------  ----------------
ASSETS                                                                     (Unaudited)
 CURRENT ASSETS
  Cash                                                                   $    1,502,450    $    1,225,323
  Accounts Receivable, Net of Allowance of $180,758                           1,001,595           751,433
  Prepaid Expenses and Other Current Assets                                      40,981           223,789
                                                                        ----------------  ----------------

     TOTAL CURRENT ASSETS                                                     2,545,026         2,200,544

  PROPERTY AND EQUIPMENT, NET                                                   265,487           425,008

  DEPOSITS AND OTHER ASSETS                                                      49,657            54,657

                                                                        ----------------  ----------------
TOTAL ASSETS                                                             $    2,860,170    $    2,680,209
                                                                        ================  ================

LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
 Accounts Payable and Other Accrued Expenses                             $    1,092,248    $    1,072,780
 Accrued Payroll Expense                                                        131,460           131,605
 Amount due under Bank Financing Agreement                                            -           151,713
 Deferred Revenue                                                                15,758            15,829
 Capital Lease Obligations, Current                                              15,553            16,722
                                                                        ----------------  ----------------
    TOTAL CURRENT LIABILITIES                                                 1,255,019         1,388,649

 LONG-TERM LIABILITIES:
  Capital Lease Obligations, Long Term                                                0             6,633
  Long-Term Note Payable - Affiliate                                            856,954           856,954
  Deferred Rent                                                                  15,529            21,785
                                                                        ----------------  ----------------

     TOTAL LONG-TERM LIABILITIES                                                872,483           885,372
                                                                        ----------------  ----------------

TOTAL LIABILITIES                                                             2,127,502         2,274,021

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

  Common Stock, $0.01 Par Value - 25,000,000 Shares Authorized;
  13,700,247 and 13,600,247 Shares issued and outstanding, respectively         137,002           136,002
  Additional Paid-In Capital                                                 12,758,673        12,311,898
  Accumulated Deficit                                                       (12,163,007)      (12,041,712)
                                                                        ----------------  ----------------
      Total Stockholders' Equity                                                732,668           406,188

                                                                        ----------------  ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $    2,860,170    $    2,680,209
                                                                        ================  ================


    The accompanying "Notes to Financial Statements" are an integral part of these financial statements

                                                     2

                                              Comtex News Network, Inc
                                              Statements of Operations
                                                     (Unaudited)


                                                             Three months ended            Six months ended
                                                                 December 31,                 December 31,
                                                       ----------------------------- ------------------------------
                                                            2005           2004          2005             2004
                                                       ----------------------------- ------------------------------
Revenues                                                $  1,932,612   $  2,085,578   $  3,929,043    $  4,072,927

Cost of Revenues
   (including depreciation and amortization expense
   of approximately $37,000, $99,000, $82,000 and
   $199,000)                                                 938,407        967,016      1,874,834       1,946,798
                                                       ----------------------------- ------------------------------
     Gross Profit                                            994,204      1,118,562      2,054,209       2,126,129

Operating Expenses:
 Technical Operations & Support                              314,404        337,935        634,519         669,675
 Sales & Marketing                                           157,552        173,701        301,114         314,871
 General & Administrative                                    324,801        369,454        639,802         691,830
 Stock-based Compensation (a)                                321,053                       437,775
 Depreciation & Amortization                                  38,112         78,291         98,951         158,840
                                                       ----------------------------- ------------------------------
   Total Operating Expenses                                1,155,922        959,381      2,112,161       1,835,216

   Operating Income (Loss)/ Income                          (161,717)       159,181        (57,952)        290,913

Other expense, net
 Interest Expense                                            (22,460)       (41,219)       (47,443)        (76,458)
 Interest Income                                                   -          1,485              -           1,270
                                                       ----------------------------- ------------------------------
   Other Expense, net                                        (22,460)       (39,734)       (47,443)        (75,188)

Income (Loss ) Before Income Taxes                          (184,177)       119,447       (105,395)        215,725

Income Taxes                                                       -              -         15,900               -
                                                       ----------------------------- ------------------------------
Net (Loss) / Income                                     $   (184,177)  $    119,447   $   (121,295)   $    215,725
                                                       ============================= ==============================

Basic Earnings (Loss) Per Common Share                  $      (0.01)  $       0.01   $      (0.01)   $       0.02
                                                       ============================= ==============================

Weighted Average Number of Common Share                   13,700,247     13,600,247     13,650,247      13,599,542
                                                       ============================= ==============================

Diluted Earnings (Loss ) Per Common Share               $      (0.01)  $       0.01   $      (0.01)   $       0.01
                                                       ============================= ==============================

Weighted Average Number of Shares Assuming Dilution       13,700,247     14,645,388     13,650,247      14,644,683
                                                       ============================= ==============================

(a) Stock-based compensation costs are allocated in operating expense categories as follows: For the three months ended December 31, 2005- Technical Operations & Support - $22,223; Sales & Marketing - $16,756; General &
Administrative - $282,074. For the six months ended December 31, 2005 - Technical Operations & Support - $30,361;
Sales & Marketing - $22,419; General & Administrative - $384,995

         The accompanying "Notes to Financial Statements" are an integral part of these financial statements

                                                         3

                                      Comtex News Network, Inc.
                                      Statements of Cash Flows
                                             (Unaudited)

                                                                              Six Months Ended
                                                                                 December 31,
                                                                         ---------------------------
                                                                              2005         2004
                                                                         ------------- -------------
Cash Flows from Operating Activities:
 Net (Loss) Income                                                        $  (121,295)  $   215,725
Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
  Depreciation and Amortization                                               180,698       357,631
  Bad Debt Expense                                                                  -        15,000
  Stock Based Compensation                                                    437,775             -
  Changes in Assets and Liabilities:
     Accounts Receivable                                                     (250,162)      138,890
     Prepaid Expenses and Other Current Assets                                182,807           755
     Deposits and Other Assets                                                  5,000             -
     Accounts Payable and Accrued Expenses                                     19,468      (158,713)
     Accrued Payroll Expense                                                     (145)       43,244
     Deferred Revenue                                                             (71)      (71,223)
     Deferred Rent                                                             (6,256)       (1,105)
                                                                         ------------- -------------
  Net Cash provided by Operating Activities                                   447,819       540,204

Cash Flows used in Investing Activity-
 Purchases of Property and Equipment                                          (21,177)      (34,762)
                                                                         ------------- -------------

Cash Flows from Financing Activities:
  Repayments - Capital Lease Obligations                                       (7,802)      (22,850)
  Repayments on Bank Financing Agreement                                     (151,713)     (133,671)
  Proceeds from Exercise of Stock Options                                      10,000             -
                                                                         ------------- -------------
  Net Cash used in Financing Activities                                      (149,515)     (156,521)


Net Increase in Cash                                                          277,127       348,921

Cash at Beginning of Period                                                 1,225,323       461,419
                                                                         ------------- -------------

Cash at End of Period                                                     $ 1,502,450   $   810,340
                                                                         ============= =============


                                                                         ------------- -------------
Supplemental Disclosure of Cash Flow Information:                             2005         2004
                                                                         ------------- -------------
  Cash paid for income taxes                                                   15,900             -
  Cash paid for interest expense                                               47,443        76,458


 The accompanying "Notes to Financial Statements" are an integral part of these financial statements

                                                 4

                            COMTEX NEWS NETWORK, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                December 31, 2005

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

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net income and net income per share would have been adjusted to the pro forma amounts indicated below:

                                                          Three months ended       Six months ended
                                                             December 31,            December 31,
                                                         ---------------------   ---------------------
                                                                 2004                    2004
                                                         ---------------------   ---------------------
Net Income, as reported                                    $         119,447       $         215,725
Deduct: Total stock-based employee compensation
expense determined under fair-value-based method for
all awards, net of related tax effects                                     -                  82,919
                                                         ---------------------   ---------------------
Pro Forma Net Income                                                 119,447                 132,806
                                                         =====================   =====================

Basic Income Per Share, as reported                        $            0.01       $            0.02
                                                         =====================   =====================
Diluted Income Per Share, as reported                      $            0.01       $            0.01
                                                         =====================   =====================
Basic Income Per Share, pro forma                          $            0.01       $            0.01
                                                         =====================   =====================
Diluted Income Per Share, pro forma                        $            0.01       $            0.01
                                                         =====================   =====================

The per share weighted-average fair value of stock options granted for the three and six month periods ended December 31, 2004 was $0.23 and $0.17 respectively, on the grant date with the following weighted average assumptions:

                                    Three months ended       Six months ended
                                       December 31,             December 31,
                                   ---------------------   ---------------------
                                           2004                    2004
                                   ---------------------   ---------------------

Expected dividend yield                       0                      0
Risk-free interest rate                 4.12% - 4.48%          4.12% - 4.48%
Expected life (in years)                     10                     10
                                   =====================   =====================
Volatility                                  1.5                    1.5
                                   =====================   =====================

The company has one stock-based employee compensation plan, which is described more fully below. Prior to July 1, 2005, the company accounted for this plan under the recognition and measurement provisions of APB Opinion 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations, as permitted by FASB Statement No.123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Effective July 1, 2005, the company adopted the fair value recognition provisions of FASB Statement No. 123(R), SHARE-BASED PAYMENT, using the modified-prospective transition method. Under this method, compensation cost recognized for the six months ended December 31, 2005 includes: (a) compensation costs for all share based payments granted prior to, but not yet vested as of July 1, 2005, based on grant-date fair value estimated in accordance with the original provisions of statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of 123(R). Results for prior periods have not been restated. As a result of adopting Statement 123(R) on July 1, 2005, the company's income before income taxes and net income for the three and six month periods ended December 31, 2005 were approximately $321,000 and $438,000 lower than if it had continued to account for share-based compensation under Opinion
25. Basic and diluted earnings per share would have been $0.01 had the company not adopted SFAS 123R compared to $(0.01) for basic and diluted earning per share with the adoption. There would have been no effect on cash flow from operations and cash flow from financing activities for the three and six month periods ended December 31, 2005, if the company had not adopted statement 123(R).

Stock Option Plan
Stock options are typically granted to employees with an exercise price equal to the market price of the company's stock at the date of grant. Stock options are issued in accordance with a vesting schedule and, generally vest over one to three years, and have a term of 10 years. Compensation expense for stock options is recognized over the requisite service period for each separately vesting portion of the stock option award.

                                                                                   Weighted
                                                                                    Average
                                                                   Weighted        Remaining           Aggregate
                                                   Number of       Average        Contractual          Intrinsic
                                                    Options     Exercise Price       Term                Value
                                                  ------------  --------------  -----------------  ------------------
Outstanding at June 30, 2005                         1,332,929          $0.25
  Granted                                            1,668,000          $0.34
  Exercised                                          (100,000)          $0.10
  Forfeited                                           (10,330)          $0.82
                                                  ------------
Outstanding at December 31, 2005                    2,890,599           $0.31               6.3      $      385,690
                                                  ============  ==============  =================  ==================

Vested or Expected to Vest                          2,807,199           $0.31               6.3      $      379,852
                                                  ============  ==============  =================  ==================

Exercisable or Convertible at December 31, 2005     2,048,465           $0.31               6.3      $      288,466
                                                  ============  ==============  =================  ==================

As of December 31, 2005, 2,048,465 stock option grants had vested. Of this total, 964,765 were granted prior to July 1, 2005, and 1,083,700 were granted subsequent to July 1, 2005. In the six months ended December 31, 2005, 100,000 options were exercised. The intrinsic value of these options was $3000, during the six months ended December 31, 2005.

The fair value of stock options issued in the six-month period ending December 31, 2005 was estimated to be $0.47, using a Black-Scholes-option pricing model. The model considers assumptions related to exercise price, expected volatility, risk-free interest rate, and the weighted average expected term of the stock option grants. Expected volatility assumptions utilized in the model were based on historical volatility of the company's stock price over the expected term. The risk-free rate is derived from the U.S. Treasury yield. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. No options were granted in three-month period ended December 31, 2005. The fair values of options granted in the first quarter of fiscal 2006 were estimated at the date of grant with the following assumptions:

            Risk-free interest rate                           4.2%
            Expected Volatility Factor                        169%
            Expected life (in years)                           6.2
            Exercise Price                           $        0.34
            Expected Dividend                                   0
                                                -------------------
            Fair Value of each option                $        0.47
                                                ===================

As of December 31, 2005, the company had one share-based plan, which is described above. The plan expired as of October 12, 2005. The compensation cost charged against income for this plan was approximately $438,000. This number includes (a) approximately $28,000 of cost from compensation costs for all share based payments granted prior to, but not yet vested as of July 1, 2005, based on grant-date fair value estimated in accordance with the original provisions of statement 123, and (b) $410,000 compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of 123(R), net of 5% discount for post vesting forfeitures based on an overall low turnover. No income tax benefits are recognized in the income statement for share-based arrangements due to the utilization of federal and state net operating loss carryforwards.

As of December 31, 2005, the total compensation cost related to non-vested awards not yet recognized is approximately $484,000. The weighted-average period over which this cost is expected to be recognized is 4 months.

Total compensation cost classified as marketing expense pertains to options granted to employees in the marketing department. In contrast, no performance was required and no consideration was received for the instrument.

Income (loss) per share is presented in accordance with the provisions of SFAS No. 128, "Earnings Per Share" ("EPS"). Basic EPS excludes dilution for potentially dilutive securities and is computed by dividing Income (losses) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Diluted net income (loss) per common share for the three and six month periods ended December 31, 2005 and 2004 do not include the effects of options to purchase approximately .9 million and 1.2 million as the inclusion of these options would have been anti-dilutive due to the options' exercise prices being greater than the average market price of the Company's common shares during the respective periods.

2.      INCOME TAXES

There is no provision for income taxes for the six months ended December 31, 2004 due to the utilization of federal and state net operating loss carryforwards. The provision for income tax for the six months ended December 31, 2005 is due to the alternative minimum tax.

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

On April 15, 2004, the Company's former Chairman/CEO and President, who both resigned on February 5, 2004, filed a demand for arbitration against the Company related to the terms of their employment agreements. The demand alleged a breach of the employment agreements and requested payment of approximately $129,000 to the former employees. The company denies the allegations and intends to vigorously defend this action. Based upon events to date in the arbitration, the company has accrued approximately $80,000 in expenses as of December 31, 2005.

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

Also in December 2003, the Company entered into an Accounts Receivable Purchase Agreement with the Bank (the "Financing Agreement"), which provides for a revolving line of credit of up to $1 million collateralized by the Company's accounts receivable. As of December 27, 2004, the Company entered into the Second Amendment to the Accounts Receivable Purchase Agreement, dated as of December 18, 2003, by and between the Bank and the Company. Under this Amended Agreement, the applicable rates were lowered, certain covenants were amended and the term was extended through the end of calendar year 2005. As of December 31, 2005, the company entered into the Third Amendment to the Accounts Receivable Purchase Agreement, dated December 15, 2005. Under this amended agreement, the applicable rates were lowered, the financial covenants amended to include no restriction on cash and the term was extended through the end of calendar year 2006. As of December 31, 2005, the balance due to the Bank related to advances under the Financing Agreement was fully repaid.

On December 9, 2003, the Company executed an amendment to the Amended, Consolidated and Restated 10% Senior Subordinated Secured Note (the "Amended Note"), payable to Amasys Corporation ("Amasys"), an affiliated company, (said amendment the "Third Amendment") for the purpose of reducing the price at which the Amended Note may be converted into common stock of the Company. Pursuant to the Third Amendment, Amasys agreed to subordinate the Amended Note to both the Company's note payable to its former landlord and to the Financing Agreement. In consideration for these subordination agreements, the Company agreed to reduce the conversion price stipulated in the Amended Note from the previously-stated conversion price of $1.20 per share to $0.75 per share, and to increase this conversion price by $0.05 every one hundred and eighty (180) days thereafter. At the date of the transaction the conversion price of the Amended Note was in excess of the stock price. As of December 31, 2005, the Amended Note had a principal balance of $856,954 and the conversion rate was $0.95. The outstanding principal balance of the Amended Note is due in July 2008.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2005, TO THE THREE MONTHS ENDED DECEMBER 31, 2004

During the three months ended December 31, 2005, we reported an operating loss of approximately $162,000, compared to net income of approximately $159,000 during the three months ended December 31, 2004. We reported net loss of approximately $184,000 during the three months ended December 31, 2005, compared to a net income of approximately $119,000 for the three months ended December 31, 2004. As discussed below, the decline in operating and net income is due primarily to decreased gross profit margins and increased operating expenses, primarily stock based compensation due to the adoption of SFAS 123 (R).

Revenues consist primarily of royalty revenues and fees from the licensing of content products to information distributors. During the three months ended December 31, 2005, total revenues were approximately $1,933,000 or approximately $153,000 (7%) less than the total revenues for the three months ended December 31, 2004. The decrease is due to a loss of clients as a result of business consolidations, primarily in the Internet and personal investor markets partially offset by growth in database customer revenue.

Our cost of revenues consists primarily of content license fees and royalties to information providers, depreciation and amortization expense on our production software, and data communication costs for the delivery of our products to customers. The cost of revenues for the three months ended December 31, 2005 was approximately $938,000 or approximately $29,000 (3%) less than the cost of revenues for the three months ended December 31, 2004. The decrease in cost is due to a reduction in content fixed fees of approximately $34,000, a decrease of approximately $62,000 in depreciation and amortization expense, and a decrease of approximately $1,000 in data transmission costs which was offset by an increase in content royalties of approximately $68,000.

Gross profit for the three months ended December 31, 2005 was approximately $994,000 or approximately $124,000 (11%) less than the gross profit for the same period in the prior year. The gross profit as a percentage of revenue declined for the three months ended December 31, 2005 to approximately 51% from approximately 54% for the three months ended December 31, 2004. The decline is due to a decrease in revenues and a net increase in content royalty costs, which was offset by a decrease in data transmission costs as discussed above.

Total operating expenses for the three months ended December 31, 2005 were approximately $1,156,000 representing an approximate $197,000 (20%) increase in operating expenses from the three months ended December 31, 2004. The increase in expenses resulted from an increase in stock-based compensation due to the adoption of SFAS 123 (R) as discussed above partially offset by a decrease in technical operations support expenses, sales and marketing expenses, general and administrative expenses, and depreciation and amortization expenses.

Technical operations and support expenses during the three months ended December 31, 2005 decreased approximately $24,000 (7%) from the three months ended December 31, 2004. The decrease is primarily due to expenses incurred for outsourced technology services for technical consultants (to provide management, systems administration, and programming services and to move the production data center to an offsite, hosted facility), and was partially offset by increases in collocation and personnel expenses in the current period.

Sales and marketing expenses decreased by approximately $16,000 (9%) for the three months ended December 31, 2005 compared to the three months ended December 31, 2004. The decrease is the result of decreases in personnel and related commission expenses over the same period in the prior year.

General and administrative expenses for the three months ended December 31, 2005 were approximately $45,000 (12%) less than these expenses during the three months ended December 31, 2004. The decrease resulted primarily from a decrease in general and administrative and related expenses, partially offset by an increase in rent expense as a result of an increase in leased office space, and an increase in public accounting fees of approximately $8,000. Additional decreases resulted primarily from a decrease in professional and consulting fees of approximately $22,000 and a decrease in business license fees of approximately $10,000 as result of the tax exempt categorization by the City of Alexandria.

Stock-based compensation was approximately $321,000 during the three months ended December 31, 2005 and was related to the adoption of the SFAS 123 (R), as discussed above.

Depreciation and amortization expense for the three months ended December 31, 2005 was approximately $40,000 (51%) lower than the expense during the same period in the prior year. The decrease was due primarily to the disposal of assets related to the office move and the expenses associated with the move of our data center to an offsite, hosted facility in the prior year.

Other expense, net of other income, for the three months ended December 31, 2005 decreased approximately $17,000, or 43%, compared to the three months ended December 31, 2004. This decrease was mainly due to a decrease in interest expenses related to the bank financing agreement, settlement of the note payable to our former landlord, and reduction in interest on capital leases.

COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 2005, TO THE SIX MONTHS ENDED DECEMBER 31, 2004

During the six months ended December 31, 2005, we reported an operating loss of approximately $58,000, compared to operating income of approximately $291,000 during the six months ended December 31, 2004. We reported a net loss of approximately $121,000 during the six months ended December 31, 2005, compared to net income of approximately $216,000 for the six months ended December 31, 2004. As discussed below, the decline in operating and net income is due primarily to decreased gross profit margins and increased operating expenses, primarily stock based compensation due to the adoption of SFAS 123 (R).

Revenues consist primarily of royalty revenues and fees from the licensing of content products to information distributors. During the six months ended December 31, 2005, total revenues were approximately $3,929,000 or approximately $144,000 (4%) less than the total revenues for the six months ended December 31, 2004. The decrease in revenues is primarily due to a loss of clients as a result of business consolidations, primarily in the Internet and personal investor markets, as well as reductions in our distributor clients' royalty costs due to a decline in their revenues.

Our cost of revenues consists primarily of content license fees and royalties to information providers, depreciation and amortization expense on our production software, and data communication costs for the delivery of our products to customers. The cost of revenues for the six months ended December 31, 2005 was approximately $1,875,000 or approximately $72,000 (3%) less than the cost of revenues for the six months ended December 31, 2004. The decrease in cost is due to a reduction in content fixed fees of approximately $57,000, a decrease of approximately $117,000 in depreciation and amortization expense, and a decrease of approximately $5,000 in data transmission costs which was offset by an increase in content royalties of approximately $107,000.

Gross profit for the six months ended December 31, 2005 was approximately $2,054,000 or approximately $72,000 (3%) less than the gross profit for the same period in the prior year. The gross profit as a percentage of revenue for the six months ended December 31, 2005 was unchanged at approximately 52% as was for the six months ended December 31, 2004.

Total operating expenses for the six months ended December 31, 2005 were approximately $2,112,000 representing an approximate $277,000 (15%) increase in operating expenses from the six months ended December 31, 2004. The increase in expenses resulted from an increase in stock-based compensation due to the adoption of SFAS 123 (R) as discussed above partially offset by a decrease in technical operations support expenses, sales and marketing expenses, general and administrative expenses, and depreciation and amortization expenses.

Technical operations and support expenses during the six months ended December 31, 2005 decreased approximately $35,000 (5%) from the six months ended December 31, 2004. The decrease is primarily due to expenses incurred for outsourced technology services for technical consultants (to provide management, systems administration, and programming services and to move the production data center to an offsite, hosted facility), and was partially offset by increases in collocation and personnel expenses in the current period.


Sales and marketing expenses decreased by approximately $14,000 (4%) for the six months ended December 31, 2005 compared to the six months ended December 31, 2004. The decrease is the result of decreases in personnel and related commission expenses over the same period in the prior year.

General and administrative expenses for the six months ended December 31, 2005 were approximately $52,000 (8%) less than these expenses during the six months ended December 31, 2004. The decrease resulted primarily from a decrease in general and administrative and related expenses, partially offset by an increase in rent expense as a result of an increase in leased office space, an increase in personnel and recruiting expenses due to the appointment of the President and Chief Operation Officer, and an increase in public accounting fees of approximately $12,000. Additional decreases resulted primarily from a decrease in consulting fees of approximately $8,000; a decrease in professional and consulting fees of approximately $30,000; a decrease in board of director fees of approximately $7,000 due to a decrease in the number of meetings in the current period and business license fees as result of the tax exempt categorization by the City of Alexandria.

Stock-based compensation was approximately $437,000 during the six months ended December 31, 2005 and was related to the adoption of the SFAS 123 (R), as discussed above.

Depreciation and amortization expense for the six months ended December 31, 2005 was approximately $60,000 (38%) lower than the expense during the same period in the prior year. The decrease was due primarily to the disposal of assets related to the office move and the expenses associated with the move of our data center to an offsite, hosted facility in the prior year.

Other expense, net of other income, for the six months ended December 31, 2005 decreased approximately $27,000, or 38%, compared to the six months ended December 31, 2004. This decrease was mainly due to a decrease in interest expenses related to the bank financing agreement, settlement of the note payable to our former landlord, and reduction in interest on capital leases.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

For the six months ended December 31, 2005, we had an operating loss of approximately $58,000 and a net loss of approximately $121,000. At December 31, 2005, we had working capital of approximately $1,290,000, compared to a working capital of approximately $812,000 at June 30, 2005. We had net stockholders' equity of approximately $733,000 and $406,000 at December 31, 2005 and June 30, 2005 respectively. The increase in stockholders' equity is primarily due the recording of stock-based compensation for the six months ended December 31, 2005.

We had cash of approximately $1,502,000 at December 31, 2005, compared to $1,225,000 at June 30, 2005. For the six months ended December 31, 2005, operating activities generated approximately $448,000 in cash.

We made capital expenditures of approximately $21,000 during the six months ended December 31, 2005, primarily for computer and communications equipment for new staff and product development. Financing activities resulted in payments of approximately $150,000 made on capital leases and repayment of the Line of Credit for Accounts Receivable Purchase Agreement with Silicon Valley Bank (the "Financing Agreement"), and $10,000 in proceeds from exercise of stock options.

The Company's future contractual obligations and commitments as of December 31, 2005 are as follows:

                                                     AMOUNTS DUE BY PERIOD
                                    --------------------------------------------------------
                                                2006               2007                2008
                                    --------------------------------------------------------
Operating Leases                       $     101,453      $      97,872      $            -

Capital Leases                                10,109              6,834                   -

Note Payable, Affiliate                            -                  -             856,954
                                    --------------------------------------------------------
   Total                               $     111,562      $     104,706      $      856,954
                                    ========================================================

Currently we are dependent on our cash reserves to fund operations and the accounts receivable financing through the bank available. We recorded a net loss for the quarter ended December 31, 2005 and our revenue base has been declining. Assuming no immediate increase in revenue or an infusion of capital, the Company is at risk of being unable to generate sufficient liquidity to meet its obligations. The Company utilized and will utilize its Financing Agreement, should the need arise, to meet its liquidity needs. Further corporate consolidation or market deterioration affecting our customers could impair our ability to generate such revenues. No assurance may be given that we will be able to maintain the revenue base or the profitable operations that may be necessary to achieve our liquidity needs.

EBITDA, as defined below, was approximately $561,000 for the six months ended December 31, 2005 compared to EBITDA of approximately $648,000 for the six months ended December 31, 2004. The decrease in EBITDA during the six months ended December 31, 2005 compared to the six-month period in the prior year is the net result of decreased revenues and reduced cost of revenues, partially offset by an increase in stock based compensation due to the adoption of SFAS 123 (R). The table below shows the reconciliation from net (loss) income to EBITDA;

                                                        Three Months
                                                     Ended December 31,
                                                  2005              2004
                                             --------------------------------
Reconciliation to EBITDA:
   Net (loss) Income                           $     (121)       $      216
   Stock Based Compensation                           438                 -
   Depreciation and Amortization                      181               357
   Interest/Other Expenses                             47                75
   Income Taxes                                        16                 -
                                            -----------------------------------
   EBITDA                                      $      561        $      648

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

Item 4.

        CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Controller have concluded, based on their evaluation within 90 days prior to the filing date of this report, that the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) or 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of the foregoing evaluation.

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

Item 1A. Risk Factors

There have been no material changes from the "Risk Factors" in our form 10-K for the fiscal year ended June 30, 2005, filed with the SEC, on September 28, 2005.

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

                                                COMTEX NEWS NETWORK, INC.
                                                      (Registrant)


February 14, 2006                               By: /S/ C.W. GILLULY
                                                    ----------------------------
                                                C.W. Gilluly, Ed.D.
                                                Chairman and Interim
                                                Chief Executive Officer
                                                (Principal Executive Officer)

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