Form 10-Q
period 2006-03-31
COMTEX NEWS NETWORK INC
filed 2006-05-15
CIK 352988

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

 X       Quarterly report pursuant to Section 13 or 15(d) of the Securities
---      Exchange Act of 1934


For the quarterly period ended March 31, 2006 or

--- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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


--------------------------------------------------------------------------------
                                 Former address:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large Accelerated Filer Yes ___ No ___ Accelerated Filer Yes ___ No ___
Non-Accelerated Filer Yes X No

Indicate by check mark whether the registrant is a Shell Company (as defined in
Rule 12b-2 of the Exchange Act).     Yes           No   X
                                       ------         -----

As of May 15, 2006, 13,700,247 shares of the Common Stock of the registrant, par value $0.01 per share, were outstanding.

                            COMTEX NEWS NETWORK, INC.
                                TABLE OF CONTENTS

Part I  Financial Information:                                          PAGE NO.
                                                                        --------

        Item 1.  Condensed Financial Statements

                 Condensed Balance Sheets                                      2
                   as of March 31, 2006 (unaudited)
                   and June 30, 2005

                 Condensed Statements of Operations                            3
                   for the Three and Nine Months Ended
                   March 31, 2006 and 2005 (unaudited)

                 Condensed Statements of Cash Flows                            4
                   for the Nine Months Ended
                   March 31, 2006 and 2005 (unaudited)

                   Notes to Condensed Financial Statements                     5

        Item 2.  Management's Discussion and Analysis                          9
                   of Financial Condition and Results
                   of Operations

        Item 3.  Quantitative and Qualitative Disclosures about Market Risk   15

        Item 4.  Controls and Procedures                                      15

Part II Other Information:

        Item 1.  Legal Proceedings                                            16
        Item 1A. Risk Factors                                                 16
        Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds  16
        Item 3.  Defaults Upon Senior Securities                              16
        Item 4.  Submission of Matters to a Vote of Security Holders          16
        Item 5.  Other Information                                            16
        Item 6.  Exhibits                                                     16

SIGNATURES                                                                    18

                                         Comtex News Network, Inc.
                                         Condensed Balance Sheets


                                                                            March 31,        June 30,
                                                                              2006             2005
                                                                          ------------    ------------
ASSETS                                                                      (Unaudited)
 CURRENT ASSETS
 Cash                                                                     $  1,916,493    $  1,225,323
 Accounts Receivable, Net of Allowance of $180,758                             877,327         751,433
 Prepaid Expenses and Other Current Assets                                      46,630         223,788
                                                                          ------------    ------------

     TOTAL CURRENT ASSETS                                                    2,840,450       2,200,544

 PROPERTY AND EQUIPMENT, NET                                                   206,538         425,008

  DEPOSITS                                                                      49,657          54,657
                                                                          ------------    ------------
TOTAL ASSETS                                                              $  3,096,645    $  2,680,209
                                                                          ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
 Accounts Payable and Other Accrued Expenses                              $  1,105,034    $  1,072,780
 Accrued Payroll Expense                                                       172,107         131,605
 Amount due under Bank Financing Agreement                                        --           151,713
 Deferred Revenue                                                               13,003          15,829
 Capital Lease Obligations, Current                                             11,202          16,722
                                                                          ------------    ------------

    TOTAL CURRENT LIABILITIES                                                1,301,346       1,388,649

 LONG-TERM LIABILITIES:
  Capital Lease Obligations, Long Term                                            --             6,633
  Long-Term Note Payable - Affiliate                                           856,954         856,954
  Deferred Rent                                                                 11,855          21,785
                                                                          ------------    ------------

     TOTAL LONG-TERM LIABILITIES                                               868,809         885,372
                                                                          ------------    ------------

TOTAL LIABILITIES                                                            2,170,155       2,274,021

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

  Common Stock, $0.01 Par Value - 25,000,000 Shares Authorized;
  13,700,247 and 13,600,247 Shares issued and outstanding, respectively        137,002         136,002
  Additional Paid-In Capital                                                13,077,763      12,311,898
                                                                           (12,288,275)    (12,041,712)
                                                                          ------------    ------------
      Total Stockholders' Equity                                               926,490         406,188
                                                                          ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $  3,096,645    $  2,680,209
                                                                          ============    ============

    The accompanying "Notes to Financial Statements" are an integral part of these financial statements

                            Comtex News Network, Inc
                       Condensed Statements of Operations
                                   (Unaudited)


                                                                    Three months ended             Nine months ended
                                                                       March 31,                        March 31,
                                                              ------------------------------------------------------------
                                                                   2006            2005            2006            2005
                                                              ------------    ------------    ------------    ------------
Revenues                                                      $  1,966,772    $ 1,927,293 $      5,895,815    $  6,000,220

Cost of Revenues
   (including depreciation and amortization expense
   of approximately $28,000, $70,000, $110,000 and
   $269,000)                                                       902,204         917,585       2,777,038       2,864,383
                                                              ------------    ------------    ------------    ------------
     Gross Profit                                                1,064,568       1,009,708       3,118,777       3,135,837

Operating Expenses:
 Technical Operations & Support (Inclusive of
       stock-based  compensation of $7,626, $0, $18,703,
       $0, respectively)                                           309,183         367,298         974,063       1,036,974

 Sales & Marketing (Inclusive of stock-based
       compensation of $ 30,438, $ 0, $ 72,141, $ 0
       respectively)                                               197,696         220,853         521,229         535,724

 General & Administrative (Inclusive of stock-based
       compensation of $ 281,026, $ 0, $ 666,021,
       $0, respectively)                                           633,377         235,754       1,658,174         927,583

 Depreciation & Amortization                                        32,460          77,173         131,411         236,013
                                                              ------------    ------------    ------------    ------------
   Total Operating Expenses                                      1,172,716       3,284,877         901,078       2,736,294

   Operating (Loss) Income                                        (108,148)        108,630        (166,100)        399,543

Other expense, net
 Interest Expense                                                  (22,235)        (26,885)        (69,678)       (103,343)
 Interest and Other Income                                           5,415             286           5,415           1,556
                                                              ------------    ------------    ------------    ------------
   Other Expense, net                                              (16,820)        (26,599)        (64,264)       (101,787)

(Loss) Income Before Income Taxes                                 (124,968)         82,031        (230,363)        297,756

Income Taxes
                                                                       300            --            16,200              --
                                                              ------------    ------------    ------------    ------------
Net (Loss) Income                                             $   (125,268)   $     82,031    $   (246,563)   $    297,756
                                                              ============    ============    ============    ============

Basic (Loss) Earnings Per Common Share                        $      (0.01)   $       0.01    $      (0.02)   $       0.02
                                                              ============    ============    ============    ============

Weighted Average Number of Common Share                         13,700,247      13,600,247      13,633,094      13,599,777
                                                              ============    ============    ============    ============

Diluted (Loss) Earnings Per Common Share
                                                              $      (0.01)   $       0.01    $      (0.02)   $       0.02
                                                              ============    ============    ============    ============

Weighted Average Number of Shares Assuming Dilution             13,700,247      14,745,616      13,633,094      14,735,605
                                                              ============    ============    ============    ============

    The accompanying "Notes to Financial Statements" are an integral part of these financial statements

                            Comtex News Network, Inc.
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                             Nine Months Ended
                                                                  March 31,
                                                         --------------------------
                                                             2006           2005
                                                         -----------    -----------
Cash Flows from Operating Activities:
  Net(Loss)Income                                       $   (246,563)  $    297,756
Adjustments to reconcile net (loss) income to
  net cash provided by operating activities:

  Depreciation and Amortization                              241,258        505,038
  Bad Debt Expense
                                                                --           15,000

  Stock Based Compensation                                   756,865           --
  Changes in Assets and Liabilities:
     Accounts Receivable                                    (125,894)         6,443
     Prepaid Expenses and Other Current Assets               177,158        (20,014)
     Deposits                                                  5,000        (23,740)
     Accounts Payable and Accrued Expenses                    32,254        (31,525)
     Accrued Payroll Expense                                  40,502            747
     Deferred Revenue                                         (2,826)       (86,265)
     Deferred Rent                                            (9,930)        (2,332)
                                                         -----------    -----------
  Net Cash provided by Operating Activities                  867,824        661,108

Cash Flows from Investing Activities:
  Decrease in Restricted Cash                                   --          360,000
  Purchases of Property and Equipment                        (22,788)       (39,884)
                                                         -----------    -----------
 Net Cash provided by (used in) Investing Activities
                                                             (22,788)       320,116

Cash Flows from Financing Activities:
  Repayments - Capital Lease Obligations                     (12,153)       (31,283)

  Repayment of Note Payable                                                (360,000)
  Repayments on Bank Financing Agreement                    (151,713)      (130,985)

  Issuance of Stock under Employee Stock Purchase Plan                          240
  Proceeds from Exercise of Stock Options                     10,000           --
                                                         -----------    -----------
  Net Cash used in Financing Activities                     (153,866)      (522,028)

Net Increase in Cash                                         691,170        459,196

Cash at Beginning of Period                                1,225,323        461,419
                                                         -----------    -----------

Cash at End of Period                                    $ 1,916,493    $   920,615
                                                         ===========    ===========

Supplemental Disclosure of Cash Flow Information:
  Cash paid for income taxes                             $    16,200           --
 Cash paid for interest expense                          $    69,678    $   103,343


    The accompanying "Notes to Financial Statements" are an integral part of these financial statements

                            COMTEX NEWS NETWORK, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2006

1. BASIS OF PRESENTATION

The accompanying condensed interim financial statements of Comtex News Network, Inc. (the "Company" or "Comtex") are unaudited, but in the opinion of management reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results for such periods. In November of 2004, the Company sold its inactive wholly owned subsidiary nFactory Comtex, S.L. for an immaterial amount. The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet at June 30, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2005 ("2005 Form 10-K"), filed with the Securities and Exchange Commission on September 28, 2005.

On December 16, 2004, the FASB issued SFAS No. 123(R), SHARE-BASED PAYMENT. SFAS No. 123(R) which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 and generally requires that such transactions be accounted for using a fair-value-based method. Comtex adopted this standard on its effective date, July 1, 2005.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123(R), the Company's net income and net income per share would have been adjusted to the pro forma amounts indicated below:

                                                           Three months ended   Nine months ended
                                                               March 31,            March 31,
                                                              -----------          -----------
                                                                  2005                 2005
                                                              -----------          -----------
Net Income, as reported                                       $    82,031          $   297,756

Deduct:  Total stock-based employee compensation
expense determined under fair-value-based method for
all awards, net of related tax effects                             38,810              121,729
                                                              -----------          -----------
Pro Forma Net Income                                               43,221              176,027
                                                              ===========          ===========

Basic Income Per Share, as reported                           $      0.01          $      0.02
                                                              ===========          ===========
Diluted Income Per Share, as reported                         $      0.01          $      0.02
                                                              ===========          ===========
Basic Income Per Share, pro forma                             $      0.00          $      0.01
                                                                                   ===========
Diluted Income Per Share, pro forma                           $      0.00          $      0.01
                                                              ===========          ===========

The per share weighted-average fair value of stock options granted for the three and nine month periods ended March 31, 2005 was $0.18 and $0.19 respectively, on the grant date with the following weighted average assumptions:

                                              Three months ended      Nine months ended
                                                   March 31,              March 31,
                                                   ---------              ---------
                                                      2005                  2005
                                                   ---------              ---------
Expected dividend yield                                  0                     0
Risk-free interest rate                                4.0%              4.00% - 4.48%
Expected life (in years)                                10                    10
                                                    ======               ============
Volatility                                             1.5                   1.5
                                                    ======               ============

The Company has one stock-based employee compensation plan, which is described more fully below. Prior to July 1, 2005, the Company accounted for this plan under the recognition and measurement provisions of APB Opinion 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations, as permitted by FASB Statement No.123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Effective July 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), SHARE-BASED PAYMENT, using the modified-prospective transition method. Under this method, compensation cost recognized for the three and nine months ended March 31, 2006 includes: (a) compensation costs for all share based payments granted prior to, but not yet vested as of July 1, 2005, based on grant-date fair value estimated in accordance with the original provisions of statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of 123(R). Results for prior periods have not been restated. As a result of adopting Statement 123(R) on July 1, 2005, the Company's income before income taxes and net income for the three and nine month periods ended March 31, 2006 were $319,090 and $756,865 lower than if it had continued to account for share-based compensation under APB Opinion 25. Basic and diluted earnings per share, would have been $0.01 for the quarter and $0.04 for the nine months ended March 31, 2006, had the Company not adopted SFAS 123(R) compared to $(0.01) and $(0.02) for the three and nine months ended March 31, 2006, respectively, for basic and diluted earning per share with the adoption. There would have been no effect on cash flow from operations and cash flow from financing activities for the three and nine month periods ended March 31, 2006, if the Company had not adopted statement 123(R).

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

                                                                                  Weighted Average
                                                                  Weighted            Remaining            Aggregate
                                                Number of          Average           Contractual           Intrinsic
                                                 Options       Exercise Price           Term                 Value
                                               ------------  -------------------- ------------------   ------------------
Outstanding at June 30, 2005                     1,332,929           $0.25
  Granted                                        1,668,000           $0.34
  Exercised                                       (100,000)          $0.10
  Forfeited                                        (14,490)          $0.31
Outstanding at March 31, 2006                    2,886,439           $0.31                  8.8             $   29,008
                                                ==========           =====                =====             ==========
Vested or Expected to Vest                       2,813,459           $0.30                  8.8             $   29,008
                                                ==========           =====                =====             ==========
Exercisable at March 31, 2006                    2,600,039           $0.47                  8.5             $   16,635
                                                ==========           =====                =====             ==========

As of March 31, 2006, 2,429,489 stock option grants had vested. Of this total, 817,789 were granted prior to July 1, 2005, and 1,611,700 were granted subsequent to July 1, 2005. In the nine months ended March 31, 2006, 100,000 options were exercised. The intrinsic value of these options was $3,000 during the nine months ended March 31, 2006.

A summary of the status of the Company's nonvested shares as of March 31, 2006, and changes during the nine-month period ended March 31, 2006, is presented as follows:

              NONVESTED SHARES                        SHARES       WEIGHTED AVERAGE GRANT DATE FAIR VALUE
         -----------------------------              ----------     --------------------------------------
          Nonvested at June 30, 2005                   448,304                   $.17
          Granted                                    1,668,000                    .47
          Vested                                    (1,815,414)                   .44
          Forfeited                                    (14,490)                   .41
                                                    ----------                   ----
          Nonvested at March 31, 2006                  286,400                   $.19
                                                    ==========                   ====

The fair value of stock options issued in the nine-month period ending March 31, 2006 was estimated to be $0.47, using a Black-Scholes-option pricing model. The model considers assumptions related to exercise price, expected volatility, risk-free interest rate, and the weighted average expected term of the stock option grants. Expected volatility assumptions utilized in the model were based on historical volatility of the Company's stock price over the expected term. The risk-free rate is derived from the U.S. Treasury yield. The expected term of options represents the period of time that options granted are expected to be outstanding. No options were granted in the three-month period ended March 31, 2006. The fair values of options granted in the first quarter of fiscal 2006 were estimated at the date of grant with the following assumptions:

          Risk-free interest rate                                 4.2%
          Expected Volatility Factor                              169%
          Expected life (in years)                                6.2
          Exercise Price                                      $  0.34
          Expected Dividend                                         0
                                                              -------
          Fair Value of each option                           $  0.47
                                                              =======

As of March 31, 2006, the Company had one share-based plan, which is described above. This plan expired as of October 12, 2005. The compensation cost charged against income for this plan was $756,865 for the nine months ended March 31, 2006. This number includes (a) $39,563 of cost from compensation costs for all share based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of statement 123, and (b) $717,302 of compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of 123(R), net of 5% discount for post vesting forfeitures based on an overall low turnover. No income tax benefits are recognized in the income statement for share-based arrangements due to the utilization of federal and state net operating loss carryforwards.

Stock-based Compensation costs are allocated in operating expense categories as follows:

                                               For the Three      For the Nine
                                               Months ended       Months Ended
                                               March 31, 2006     March 31, 2006
                                               --------------     --------------
Technical Operations & Support                   $  7,626           $ 18,703
Sales & Marketing                                  30,438             72,141
General & Administrative                          281,026            666,021
                                                 --------           --------
    Total Stock-based Compensation costs         $319,090           $756,865
                                                 ========           ========

As of March 31, 2006, the total compensation cost related to non-vested awards not yet recognized is $61,898. The period over which this cost will be recognized is 17 months.

Income (loss) per share is presented in accordance with the provisions of SFAS No. 128, "Earnings Per Share" ("EPS"). Basic EPS excludes dilution for potentially dilutive securities and is computed by dividing income (losses) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Diluted EPS is equal to basic EPS for the three and nine month periods ended March 31, 2006 since all potentially dilutive securities are anti-dilutive. Diluted net income (loss) per common share for the three and nine month periods ended March 31, 2006 and 2005 do not include the effects of options to purchase of approximately 2.9 million and approximately .9 million shares of common stock related to the note payable to AMASYS, on an "as if" converted basis, since their inclusion would have an anti-dilutive effect. Diluted net income per common share for the three and nine month periods ended March 31, 2005 do not include the effects of options to purchase approximately ..3 million and .8 million, respectively as the inclusion of these options would have been anti-dilutive due to the options' exercise prices being greater than the average market price of the Company's common shares during the respective periods.

2. INCOME TAXES

There is no provision for income taxes for the nine months ended March 31, 2006 due to the utilization of federal and state net operating loss carryforwards. The provision for income tax for the nine months ended March 31, 2006 is due to the alternative minimum tax.

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

On April 15, 2004, the Company's former Chairman/CEO and President, who both resigned on February 5, 2004, filed a demand for arbitration against the Company related to the terms of their employment agreements. The demand alleged a breach of the employment agreements and requested payment of approximately $129,000 to the former employees. The Company denies the allegations and intends to vigorously defend this action. Based upon events to date in the arbitration, the Company has accrued approximately $80,000 in expenses as of March 31, 2006.
The Company is also involved in routine legal proceedings occurring in the ordinary course of business, which in the aggregate are believed by management to be immaterial to our financial condition.


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

Also in December 2003, the Company entered into an Accounts Receivable Purchase Agreement with the Bank (the "Financing Agreement"), which provides for a revolving line of credit of up to $1 million collateralized by the Company's accounts receivable. As of December 27, 2004, the Company entered into the Second Amendment to the Accounts Receivable Purchase Agreement, dated as of December 18, 2003, by and between the Bank and the Company. Under this Amended Agreement, the applicable rates were lowered, certain covenants were amended and the term was extended through the end of calendar year 2005. As of March 31, 2006, the Company entered into the Third Amendment to the Accounts Receivable Purchase Agreement, dated December 15, 2005. Under this amended agreement, the applicable rates were lowered, the financial covenants amended to include no restriction on cash and the term was extended through the end of calendar year 2006. As of March 31, 2006, the balance due to the Bank related to advances under the Financing Agreement was fully repaid.

On December 9, 2003, the Company executed an amendment to the Amended, Consolidated and Restated 10% Senior Subordinated Secured Note (the "Amended Note"), payable to AMASYS Corporation ("AMASYS"), an affiliated Company, (said amendment the "Third Amendment") for the purpose of reducing the price at which the Amended Note may be converted into common stock of the Company. Pursuant to the Third Amendment, Amasys agreed to subordinate the Amended Note to both the Company's note payable to its former landlord and to the Financing Agreement. In consideration for these subordination agreements, the Company agreed to reduce the conversion price stipulated in the Amended Note from the previously-stated conversion price of $1.20 per share to $0.75 per share, and to increase this conversion price by $0.05 every one hundred and eighty (180) days thereafter. At the date of the transaction the conversion price of the Amended Note was in excess of the stock price. As of March 31, 2006, the Amended Note had a principal balance of $856,954 and the conversion rate was $0.95. The outstanding principal balance of the Amended Note is due in July 2008.


Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2006, TO THE THREE MONTHS ENDED MARCH 31, 2005
--------------------------------------------------------------------------------

During the three months ended March 31, 2006, we reported a net loss of $125,268 compared to net income of $82,031 during the three months ended March 31, 2005. As discussed below, the decline in operating and net income is due primarily to increased operating expenses, primarily stock based compensation due to the adoption of SFAS 123(R).

Revenues consist primarily of royalty revenues and fees from the licensing of content products to information distributors. During the three months ended March 31, 2006, total revenues were $1,966,772 or approximately $39,000 (2%) more than the total revenues for the three months ended March 31, 2005. The increase is due to higher revenue from existing customers and from sales to new customers.

Our cost of revenues consists primarily of content license fees and royalties to information providers, depreciation and amortization expense on our production software, and data communication costs for the delivery of our products to customers. The cost of revenues for the three months ended March 31, 2006 was $902,204 or approximately $15,000 (2%) less than the cost of revenues for the three months ended March 31, 2005. The decrease in cost is primarily due to the renegotiation of fixed costs associated with certain content providers.

Gross profit for the three months ended March 31, 2006 was $1,064,568 or approximately $55,000 (5%) more than the gross profit for the same period in the prior year. The gross profit as a percentage of revenue increased for the three months ended March 31, 2006 to approximately 54% from approximately 52% for the three months ended March 31, 2005. The increase, as noted in the above paragraphs, is due to higher profit sales and the renegotiation of lower fixed costs.

Total operating expenses for the three months ended March 31, 2006 were $1,172,716 representing an approximate $272,000 (30%) increase in operating expenses from the three months ended March 31, 2005. The increase in expenses resulted primarily from an increase in stock-based compensation due to the adoption of SFAS 123(R) as discussed above partially offset by a decrease in technical operations support expenses, sales and marketing expenses, general and administrative expenses, and depreciation and amortization expenses.

Technical operations and support expenses during the three months ended March 31, 2006 decreased approximately $58,000 (16%) from the three months ended March 31, 2005. The decrease is primarily due to lower expenses incurred for outsourced technology services for technical consultants (to provide management, systems administration, and programming services and to move the production data center to an offsite, hosted facility), and was partially offset by increases in personnel expenses and Stock-based Compensation in the current period. Also, a concerted effort to reduce expenses related to technology has contributed to this reduction.

Sales and marketing expenses decreased by approximately $23,000 (10%) for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The decrease is the result of decreases in personnel and related commission expenses over the same period in the prior year.

General and administrative expenses for the three months ended March 31, 2006 were reported at $633,377, approximately $398,000 higher than G&A expenses for the comparable quarter of the prior year. Of this increase, approximately $281,000 represents stock-based compensation charges versus no such charges for the prior year third quarter. The increase also resulted from an increase in rent expense as a result of an increase in leased office space and an increase in public accounting fees, partially offset by decreases in human resources and related expenses, a decrease in professional and consulting fees, and a decrease in business license fees as the result of the tax-exempt categorization by the City of Alexandria.

Depreciation and amortization expense for the three months ended March 31, 2006 was approximately $45,000 (58%) lower than the expense during the same period in the prior year. The decrease was due primarily to the disposal of assets in prior years and the continued use of fully depreciated assets.

Other expense, net of other income, for the three months ended March 31, 2006 decreased approximately $10,000, or 37%, compared to the three months ended March 31, 2005. This decrease was mainly due to a decrease in interest expenses related to the bank financing agreement, and a reduction in interest on capital leases.

COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 2006, TO THE NINE MONTHS ENDED MARCH 31, 2005

We reported a net loss of $246,563 for the nine months ended March 31, 2006, compared to net income of $297,756 for the nine months ended March 31, 2005. As discussed below, the decline in net income is due primarily to increased operating expenses and increased stock based compensation due to the adoption of SFAS 123(R).

Revenues consist primarily of royalty revenues and fees from the licensing of content products to information distributors. During the nine months ended March 31, 2006, total revenues were $5,895,815 or approximately $104,000 (2%) less than the total revenues for the nine months ended March 31, 2005. The decrease in revenues is primarily due to a loss of clients as a result of business consolidations, primarily in the Internet and personal investor markets, as well as reductions in our distributor clients' royalty payments to us, due to a decline in their revenues. This reduction has been partially offset by sales to new customers.

Our cost of revenues consists primarily of content license fees and royalties to information providers, depreciation and amortization expense on our production software, and data communication costs for the delivery of our products to customers. The cost of revenues for the nine months ended March 31, 2006 was $2,777,038 or approximately $87,000 (3%) less than the cost of revenues for the nine months ended March 31, 2005. The decrease in cost is due to a reduction in content fixed fees of approximately $97,000, a decrease of approximately $159,000 in depreciation and amortization expense, and a decrease of approximately $6,000 in data transmission costs, which was offset by an increase in content royalties of approximately $175,000.

Gross profit for the nine months ended March 31, 2006 was $3,118,777 or approximately $17,000 (0.5%) less than the gross profit for the same period in the prior year. The gross profit as a percentage of revenue for the nine months ended March 31, 2006 was virtually unchanged at approximately 52%.

Total operating expenses for the nine months ended March 31, 2006 were $3,284,877 representing an approximate $549,000 (20%) increase in operating expenses from the nine months ended March 31, 2005. The increase in expenses resulted from an increase in stock-based compensation due to the adoption of SFAS 123(R) as discussed above, higher sales and marketing expenses, and higher general and administrative expenses. These increases were partially offset by a decrease in technical operations support expenses, and depreciation and amortization expenses.

Technical operations and support expenses during the nine months ended March 31, 2006 decreased approximately $63,000 (6%) from the nine months ended March 31, 2005. The decrease is primarily due to a reduction in expenses incurred for outsourced technology services for technical consultants (to provide management, systems administration, and programming services and to move the production data center to an offsite, hosted facility), and was partially offset by increases in co-location, personnel expenses and Stock-based Compensation in the current period. Also, a concerted effort to reduce expenses has contributed to this reduction.

Sales and marketing expenses decreased by approximately $14,000 (3%) for the nine months ended March 31, 2006 compared to the nine months ended March 31, 2005. This decrease is primarily related to, a reduction in personnel and commission expenses offset by the increase in Stock-based Compensation

General and administrative expenses for the nine months ended March 31, 2006 were approximately $731,000 more than G&A expenses during the nine months ended March 31, 2005, approximately $666,000 of which were attributable to stock-based compensation charges. The increase also resulted from higher personnel and recruiting expenses for executive officers, an increase in public accounting fees of approximately $16,000 and an increase of approximately $25,000 in T&E. Partially offsetting decreases include lower board of directors' fees of approximately $6,000 due to a decrease in the number of meetings in the current period and business license fees as a result of the tax-exempt categorization by the City of Alexandria.

Depreciation and amortization expense for the nine months ended March 31, 2006 was approximately $105,000 (44%) lower than the expense during the same period in the prior year. The decrease was due primarily to the disposal of assets in prior years and the continued use of fully depreciated assets.

Other expense, net of other income, for the nine months ended March 31, 2006 decreased approximately $38,000, or 37%, compared to the nine months ended March 31, 2005. This decrease was mainly due to a decrease in interest expenses related to the bank financing agreement, and a reduction in interest on capital leases.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------

For the nine months ended March 31, 2006, we had an operating loss of $166,100 and a net loss of $246,563. At March 31, 2006, we had working capital of $1,539,104, compared to working capital of $811,895 at June 30, 2005. We had net stockholders' equity of $926,490 and $406,188 at March 31, 2006 and June 30, 2005 respectively. The increase in stockholders' equity is due to the recording of stock-based compensation and from a net loss for the nine months ended March 31, 2006.

We had cash of $1,916,493 at March 31, 2006, compared to $1,225,323 at June 30, 2005. For the nine months ended March 31, 2006, operating activities generated $867,824 in cash.

We made capital expenditures of $22,788 during the nine months ended March 31, 2006, primarily for computer and communications equipment for new staff and product development. Financing activities resulted in payments of approximately $164,000 made on capital leases and repayment of the Line of Credit for Accounts Receivable Purchase Agreement with Silicon Valley Bank (the "Financing Agreement"), and $10,000 in proceeds from exercise of stock options.


The Company's future contractual obligations and commitments as of March 31, 2006 are as follows:

                                                      AMOUNTS DUE BY PERIOD
                                      ------------------------------------------------------
                                        2006                   2007                   2008
                                      --------               --------               --------
Operating Leases                      $ 50,726               $ 97,872               $   --

Capital Leases                           5,055                  6,834                   --

Note Payable, Affiliate                   --                     --                  856,954
                                      --------               --------               --------
   Total                              $ 55,781               $104,706               $856,954
                                      ========               ========               ========


Currently we are dependent on our cash reserves to fund operations. We have the option available to use accounts receivable financing through the bank. We recorded a net loss for the quarter ended March 31, 2006, and our revenue base declined. Assuming a continuing erosion of revenue without an infusion of capital, the Company is at risk of being unable to generate sufficient liquidity to meet its obligations. The Company utilized and will utilize its Financing Agreement, should the need arise, to meet its liquidity needs. Further corporate consolidation or market deterioration affecting our customers could impair our ability to generate such revenues. No assurance may be given that we will be able to maintain the revenue base or the profitable operations that may be necessary to achieve our liquidity needs.

EBITDA, excluding the effects of stock based compensation, as defined below, was approximately $832,000 for the nine months ended March 31, 2006 compared to EBITDA, excluding the effects of stock based compensation, of approximately $905,000 for the nine months ended March 31, 2005. The decrease in EBITDA, excluding the effects of stock based compensation, during the nine months ended March 31, 2006 compared to the nine-month period in the prior year is the net result of decreased revenues and reduced cost of revenues, partially offset by an increase in stock based compensation due to the adoption of SFAS 123(R). The table below shows the reconciliation from net income to EBITDA, excluding the effects of stock based compensation;

                                                              Nine Months
                                                            Ended March 31,
                                                       2006                 2005
                                                      -----                -----
Reconciliation to EBITDA:
   Net (Loss) Income                                  $(247)               $ 298
   Stock Based Compensation                             757                   --
   Depreciation and Amortization                        242                  505
   Interest/Other Expenses                               64                  102
   Income Taxes                                          16                   --
                                                      -----                -----
   EBITDA                                             $ 832                $ 905


EBITDA, excluding the effects of stock based compensation, consists of earnings before Stock Based Compensation, interest expense, interest and other income, income taxes, depreciation and amortization. EBITDA, excluding the effects of stock, based compensation, does not represent funds available for management's discretionary use and is not intended to represent cash flow from operations. EBITDA, excluding the effects of stock based compensation, should also not be construed as a substitute for operating income or a better measure of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles. EBITDA, excluding the effects of stock based compensation, excludes components that are significant in understanding and assessing our results of operations and cash flows. In addition, EBITDA, excluding the effects of stock based compensation, is not a term defined by U.S. generally accepted accounting principles, and as a result, our measure of EBITDA, excluding the effects of stock based compensation, might not be comparable to similarly titled measures used by other companies.

However, we believe that EBITDA, excluding the effects of stock based compensation is relevant and useful information, which is often reported and widely used by analysts, investors and other interested parties in our industry. Accordingly, we are disclosing this information to permit a more comprehensive analysis of our operating performance, as an additional meaningful measure of performance and liquidity, and to provide additional information with respect to our ability to meet future debt service, capital expenditure and working capital requirements. See the financial statements and notes thereto contained elsewhere in this report for more detailed information.


Item 3.

        QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
        ---------------------------------------------------------

We are exposed to various market risks, including changes in foreign currency exchange rates. However, our exposure to currency exchange rate fluctuations ceased with the shutdown of our foreign subsidiary. We do not engage in hedging activities.


Item 4.

        CONTROLS AND PROCEDURES
        -----------------------

The Company's Chief Executive and Principal Accounting Officer has concluded, based on his evaluation within 90 days prior to the filing date of this report, that the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) or 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of the foregoing evaluation.

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


Item 5. Other Information

        None.

Item 6. Exhibits

        31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        31.2 Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        32.2 Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            COMTEX NEWS NETWORK, INC.
                                  (Registrant)

May 15, 2006                   By: /S/   C.W. GILLULY
                                   ------------------
                                   C.W. Gilluly, Ed.D.
                                   Chairman and Interim
                                   Chief Executive Officer
                                   (Principal Executive Officer)
                                   (Principal Financial and Accounting Officer)