Form 10-K
period 2006-06-30
COMTEX NEWS NETWORK INC
filed 2006-09-28
CIK 352988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

FORM 10-K
(Mark One)

☒    Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2006; or

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

Common Stock, par value $0.01 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes  ☐     No    ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

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
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  ☐   No  ☒

As of December 31, 2005, the aggregate market value of the common stock held by non-affiliates of the Registrant (based upon the last reported sale price of the common stock as reported by the National Association of Securities Dealers Inc. through its Electronic OTC Bulletin Board) was approximately $3,836,000.

As of September 26, 2006, 13,700,247 shares of the Common Stock of the Registrant were outstanding.

Documents incorporated by reference - None.

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

Item 1.  Business

Overview

Comtex News Network, Inc. (“Comtex” or the “Company”) is a leading wholesaler of real-time news and related content for major financial and business information distributors. With a specialization in the financial news and content marketplace, Comtex receives, enhances, combines, filters and distributes news and content received from more than 10,000 national and international news bureaus, agencies and publications. The resulting news and content products - with embedded stock tickers, key words, standardized metadata, uniform formatting, and custom filters - are all designed to meet the exacting standards required by investment professionals. Comtex has offices in Alexandria, Virginia and New York, New York.

Market Positioning

Comtex was one of the market originators of electronic real-time news. Prior to the predominance of the Internet, our client focus was on financial information services, corporate enterprise solution vendors, and online consumer services. With the growth of the Internet, we expanded our client base to include consumer and individual investor sites. A vital element of our growth was the distinctive value we added to real-time, public company news by adding stock ticker symbols and filtering the news into specific categories.

The demand for news and content distribution paralleled the tremendous growth of the Internet during the late 1990’s. Similarly, the subsequent collapse of Internet-related businesses resulted in business consolidations and failures, the decline of individual investor websites, and the erosion of royalties from corporate solution providers. Given these market conditions, it became increasingly important for Comtex to clearly define our role and value to our customers and publisher-partners. We have a strong reputation of adding value to the publishers’ products that we license to distributors and providing our publisher-partners with incremental revenue and exposure to new markets.

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

Comtex has three categories of customers:

•    Co-Brands - Distributors who host financial and business oriented websites on behalf of large financial institutions and major corporations. Distributors electronically query Comtex computers every few seconds to retrieve and use Comtex news content to service their co-brand partners.
•    Databases - These clients have enormous repositories of information (news, market research, etc); their end-users log on to these systems, conduct complex searches, and are charged for usage. The database accounts also electronically query Comtex computers every few seconds to download Comtex data into their databases.
•    Per Seat/Enterprise Applications - These clients market to professional investors - either individuals (high net worth traders) or institutions (both buy side and sell side). Real-time news and information are paramount, so these clients typically use dedicated technology methods to electronically push Comtex data to customers’ computer systems on a continual basis.

Product Lines

The three main product lines produced and distributed by Comtex are:

(1)
CustomWires® - subject-specific newswires compiled from national and international news bureaus, agencies and publications. Presented in a variety of subject combinations, including energy, finance, international and public company information, CustomWires® enable distributors to receive news relevant to their target markets;

(2)	Comtex TopNews - editorially selected top news stories of the day. A broad range of news story options, including financial markets, vertical markets, general market and world news; and

(3)	Publisher Full Feeds - delivery from a specific publisher that provides distributors with the complete content offering from that publisher.

The following descriptions detail our core CustomWires® offerings:

Wall Street
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

Comtex’s United States based publisher/suppliers include:

•	Access Intelligence, LLC
•	Associated Press
•	Briefing.com
•	Business Wire
•	Christian Science Monitor
•	Dow Jones Commodity News Service
•	EDGAR Online
•	The Fly on the Wall
•	Knobias.com
•	McClatchy-Tribune Business News
•	Midnight Trader
•	PR Newswire
•	Thomson Financial/Nelsons Broker Summaries
•	United Press International
•	Vickers Stock Research Corporation
•	Wall Street Horizon

International publisher/suppliers include:

•	ABIX / Lexis Nexis
•	AllAfrica, Inc.
•	Asia Pulse
•	BBC World Monitoring
•	Business Information Systems
•	Datamonitor
•	EFE News Service
•	Global Information Network
•	Sinocast
•	Xinhua News Agency

Distributors

Contract terms with our distributors generally range from one to three years. Two customers (one of which is comprised of a series of subsidiaries under the control of a parent company) respectively accounted for approximately 28.7% and 11.5% of our annual revenues during fiscal year 2006. Comtex’s distributor/customer base includes:

▪	Bloomberg
▪	Comstock
▪	Dialog
▪	Dow Jones MarketWatch
▪	Factiva
▪	Global Tech Solutions
▪	Lexis Nexis

▪	NewsEdge
▪	Northern Light
▪	Smartmoney.com
▪	Sungard
▪	Thomson Financial
▪	Track Data
▪	Zacks Investment Research

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

Technology infrastructure investments in fiscal 2006 included additional hardware and software development, both of which have continued to improve the reliability of our systems.

As available technology is developed, we continue to evaluate and adopt new approaches to improve reliability, decrease costs and deliver increasingly complex products using simpler methodologies.

Product Development

In March 2005, Comtex introduced a new product, Comtex SmarTrend® Alert (“CSTA®”), an automated pattern recognition system that generates approximately 100 intraday alerts each day, providing investors with a unique tool for evaluating equities and giving Comtex distributors an exclusive new product offering.

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

In the third quarter of fiscal 2006, the Company introduced a consumer version of CSTA, sold as “CSTADirect”, a new web application through which all investors now have direct access to Comtex SmarTrend Alerts and related news stories via monthly subscription. The Company plans to sell CSTADirect primarily via the Company’s new website, www.cstadirect.com.

Product development activities include quality assurance, content product enhancements and the development of proprietary news products. For the fiscal years ended June 30, 2006, 2005 and 2004 our product development costs were approximately $193,000, $231,000, $215,000, respectively. Expenses related to the design and development of our content processing systems are not included in these costs.

Competition

Our competition includes integrators and distributors of news and related content, national and international electronic news and information services, and traditional content providers seeking direct relationships with distributors. We differentiate ourselves from our competition by the specific content we offer; the integrated products we create; technology delivery solutions; and other “one stop shop” advantages.

Employees

At June 30, 2006, we had approximately 25 full-time employees. The employees are not members of a union and we believe employee relations are generally good.

Available Information

We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy any document we file at the SEC’s public reference room at 100 F Street, NE, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. Our SEC filings are also available to the public from the SEC's website at http://www.sec.gov, or via the Investor Relations page maintained at the Comtex website, http://www.comtex.com.

Item 1A.  Risk Factors

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

An investment in our common stock involves a high degree of risk. The following risk factors should be considered carefully in evaluating Comtex News Network, Inc. and our business. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. Our financial condition, operating results and the trading price of our common stock could be materially adversely affected due to any of these risks, in which case you could lose all or part of your investment. In assessing these risks, you should also refer to the other information in this and our other public filings, including our financial statements and notes thereto.

We Are Dependent On Cash Reserves and a Bank Financing Agreement

Currently we are generating positive cash flows from operations as we did for the year ended June 30, 2006 but our revenue base has been declining. Our ability to meet our liquidity needs on a long-term basis depends on our ability to generate sufficient revenues and cash to cover our current obligations and to pay down our long-term obligations. No assurance may be given that we will be able to maintain the revenue base or the size of profitable operations that may be necessary to achieve our long-term liquidity needs.

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

If We Are Unable To Maintain Our Reputation and Expand Our Name Recognition, We May Have Difficulty Attracting New Business and Retaining Current Customers and Employees

We believe that establishing and maintaining a good reputation and name recognition are critical for attracting and retaining customers and employees. If our reputation is damaged or if potential customers are not familiar with us, we may be unable to attract new, or retain existing customers and employees. Promotion and enhancement of our name will depend largely on our success in continuing to provide effective services. If customers do not perceive our services to be effective or of high quality, our brand name and reputation will suffer.

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

Our Dependence On Key Personnel

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

Our Common Stock Price Is Volatile, Fluctuates Significantly and Trades on a Sporadic Basis

The trading price of our Common Stock has been, and probably will continue to be, subject to wide fluctuations and limited trading volume. The shares are traded on the OTCBB. The stock is not followed by any security analysts and has a limited and unpredictable number of market makers. During fiscal year 2006, the closing prices of our Common Stock ranged from $0.17 to $0.95. In addition to the foregoing, the stock price may also fluctuate in response to a number of events and factors, such as the following:

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

Our Executive Officers, Directors And 5% Or Greater Stockholders Significantly Influence All Matters Requiring Stockholder Vote

Our executive officers and directors, in the aggregate, beneficially own approximately 32% of our outstanding common stock. As a result, our executive officers and directors are able to significantly influence the outcome of all matters requiring approval by our stockholders, including the election of directors and approval of significant transactions. This concentration of ownership could delay, deter or prevent a change of control and could adversely affect the price that investors are willing to pay in the future for shares of our common stock.

We Have No Intention To Pay Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings for funding growth and, therefore, do not expect to pay any cash dividends in the foreseeable future.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We own no real estate. We lease office space at 625 N. Washington Street in Alexandria, Virginia. We currently lease approximately 4,000 square feet at a monthly expense of approximately $8,700, with said agreement expiring in September 2008. In addition, we sub-lease approximately 2,273 rentable square feet of space in New York, New York at a cost of approximately $9,100 per month, which lease will expire in June 2009. We also rent a corporate apartment in Old Town Alexandria under a month-to-month lease.

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

On December 9, 2003, the Company and Plaza I-A executed a settlement agreement terminating the lease and the above lawsuit was dismissed on or about December 17, 2003. Pursuant to the terms of the settlement agreement, the Company paid rent and legal fees of approximately $147,000 and entered into a four-year note payable to Plaza I-A for $360,000. Settlement expense with Plaza I-A for the fiscal year ended June 30, 2004 includes the $360,000 expense for the four-year note, approximately $143,000 in commissions and legal fees, as well as an expense related to the forfeiture of the Company’s security deposit in the face amount of approximately $62,000, partially offset by the recovery of deferred rent expense of approximately $87,000. In January 2005, the note was repaid and the certificate-of-deposit-backed standby letter of credit was released.

On April 15, 2004, each of the Company’s former Chairman/CEO and President, who both resigned on February 5, 2004, filed separate demands for arbitration against the Company related to the terms of their employment agreements. The demands allege breaches of the employment agreements and request payment of approximately $129,000 to the former employees. On August 8, 2006, an arbitrator denied the former President’s claim, awarding only a bonus, vacation pay and certain previously granted options, none of which was in dispute. The former President and Comtex have both disputed certain small parts of the arbitrator’s award so therefore it has not yet been paid. The Company continues to deny the former CEO’s allegations and continues to vigorously defend this action.

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

The range of high and low bid quotations for the Common Stock, as reported on the OTCBB, for each quarterly period during fiscal years 2005 and 2006 is shown below:

Fiscal Year Ended June 30, 2005	High	Low

First Quarter
(7/1 to 9/30/04)	0.20	0.11

Second Quarter
(10/1 to 12/31/04)	0.22	0.12

Third Quarter
(1/1 to 3/31/05)	0.33	0.16

Fourth Quarter
(4/1 to 6/30/05)	0.22	0.14

Fiscal Year Ended June 30, 2006	High	Low

First Quarter
(7/1 to 9/30/05)	0.60	0.20

Second Quarter
(10/1 to 12/31/05)	0.68	0.33

Third Quarter
(1/1 to 3/31/06)	0.44	0.17

Fourth Quarter
(4/1 to 6/30/06)	1.16	0.17

The approximate number of holders of record of our Common Stock as of September 26, 2006 was 547

We have never declared or paid a cash dividend on our Com-mon Stock and do not anticipate the declaration or payment of cash dividends to shareholders in the foreseeable future.

Item 6.  Selected Financial Data

The following table sets forth selected financial data for each of our last five fiscal years.

	Fiscal Year Ended June 30,
	(amounts in thousands except per share data)
	2006	2005	2004	2003	2002
Total Revenues	$7,677	$7,970	$8,165	$9,268	$12,248
Operating (Loss) Income	$(364)	$826	$(1,085)	$(1,211)	$(1,277)
Net (Loss) Income	$(458)	$729	$(1,212)	$(1,337)	$(1,361)

Basic Net (Loss) Earnings Per Share	$(0.03)	$0.05	$(0.09)	$(0.10)	$(0.12)
Shares Used in Per Share Calculation, Basic	13,675	13,600	13,564	13,184	11,349
Diluted Net (Loss) Earnings Per Share	$(0.03)	$0.05	$(0.09)	$(0.10)	$(0.12)
Shares Used in Per Share Calculation, Diluted	13,675	14,678	13,564	13,184	11,349

Balance Sheet Data at Year End:
Total Assets	$2,969	$2,680	$2,671	$3,473	$5,600
Long-term Note and Lease Obligations	$857	$864	$1,180	$880	$948

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Restructuring Activities
In July 2003, the Company commenced negotiations with its former landlord, Plaza I-A Associates (“Plaza I-A”) regarding the proposed termination of the lease obligation at 4900 Seminary Road, Alexandria, Virginia. On December 9, 2003, the Company and Plaza I-A executed a settlement agreement terminating the lease. Pursuant to the terms of the settlement agreement, the Company paid rent and legal fees of approximately $147,000 and entered into a four-year note payable to Plaza I-A for $360,000, which was secured by a $360,000 certificate-of-deposit-backed standby letter of credit. Settlement expense with Plaza I-A for the year ended June 30, 2004 included the $360,000 expense for the four-year note, approximately $143,000 in commissions and legal fees, as well as an expense related to the forfeiture of the Company’s security deposit in the face amount of approximately $62,000, partially offset by the recovery of deferred rent expense of approximately $87,000. In January 2005, the note was repaid and the certificate-of-deposit-backed standby letter of credit was released.

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

RESULTS OF OPERATIONS

Comparison of the Fiscal Year ended June 30, 2006 to the Fiscal Year ended June 30, 2005

Revenues consisted primarily of royalty revenues and fees from the licensing of content products to information distributors. During the year ended June 30, 2006, our total revenues were approximately $7,676,500, a decrease of approximately $294,000, or 3.7%, from total revenues of approximately $7,970,000 for the year ended June 30, 2005. The decline in revenues was the direct result of consolidation among customers, primarily in the Internet and personal investor markets.

Two of the Company’s customers (one of which is comprised of a series of subsidiaries under the control of a parent company) respectively accounted for approximately 28.7% and 11.5% of revenue for the fiscal year ended June 30, 2006 and two of the Company’s customers individually accounted for approximately 25.0% and 11.1% of revenues for the fiscal year ended June 30, 2005. The Company maintains reserves on accounts receivable and to date credit losses have not exceeded management’s expectations.

Our cost of revenues consisted primarily of content licensing fees and royalties to content providers, depreciation expense on our production software, and data communication costs for the delivery of our products to customers. The cost of revenues for the year ended June 30, 2006 was approximately $3,675,000, a decrease of approximately $100,000, or 2.6%, from the cost of revenues for the year ended June 30, 2005. The decrease in cost was due to a decrease in capitalized software expense depreciation of approximately $189,000, partially offset by an increase in content royalties of approximately $86,000.

The gross profit for the year ended June 30, 2006 was approximately $4,001,000, a decrease of approximately $194,000, or 4.6%, from the prior year. The gross margin percentage decreased slightly for the year ended June 30, 2006, to approximately 52% from approximately 53% in the prior year. The decline was based on the decrease in revenues which was greater than the decrease in cost of revenues discussed above.

Total operating expenses for the year ended June 30, 2006 were approximately $4,365,000, representing an approximate $996,000, or, 30%, increase in operating expenses from the year ended June 30, 2005. This increase in expenses resulted primarily from approximately $772,000 non-cash stock-based compensation expense stemming from the adoption of SFAS 123R. Additionally, there were significant increases in general and administrative expenses, partially offset by a decrease in depreciation and other operating expenses.

Technical operations and support expenses during the year ended June 30, 2006 decreased approximately $132,000, or 10%, from these expenses during the year ended June 30, 2005. This decrease resulted from a decrease in computer maintenance personnel and related expenses, compared to the prior year.

Sales and marketing expenses decreased by approximately $43,000, or 5% for year ended June 30, 2006 compared to the prior year. The decrease was the result of decreases in sales and marketing personnel and related expenses, compared to the prior year.

General and administrative expenses for the year ended June 30, 2006 increased approximately $1,325,000, or 138%, compared to the prior year. Approximately 50% of the increase in expense was due to a $677,500 non-cash stock-based compensation expense stemming from the adoption of SFAS 123R. Additionally, the increase was due to a $125,000 increase in legal fees in connection with the arbitration involving the former President and CEO of Comtex, an increase in rent expense of $45,000, and the collection of a $170,000 refund from the city of Alexandria, which offset the expense in the fiscal year ended June 30, 2005. Additionally, executive and finance pay increased by approximately $232,000 over the previous fiscal year.

During the past fiscal year, the Company recorded total stock-based compensation of approximately $772,000 in connection with the granting of stock options. The expensing of stock options was not previously recorded by the Company but under SFAS 123R, the Company records compensation expense using the Black-Scholes model of computing option values. For the year ended June 30, 2005, the Company did not record any stock based compensation expense.

Depreciation and amortization expense for the year ended June 30, 2006 was approximately $153,000, or 50% lower than the expense during the prior year. The decrease was due to the continued implementation of the Company’s policy to no longer invest in significant new software acquisitions.

Interest expense for the year ended June 30, 2006 decreased approximately $15,000, or 16%, due to minimal use of the bank financing agreement (entered during December 2003) and a reduction in the number of outstanding capital leases. In addition, the company recognized approximately $10,000 in interest income in fiscal year ended June 30, 2006, a decrease of approximately $21,000 from approximately $31,000 in interest income in fiscal year ended June 30, 2005.

Comparison of the Fiscal Year ended June 30, 2005 to the Fiscal Year ended June 30, 2004

Revenues consisted primarily of royalty revenues and fees from the licensing of content products to information distributors. During the year ended June 30, 2005, our total revenues were approximately $7,970,000, a decrease of approximately $194,000, or 2%, from total revenues of approximately $8,165,000 for the year ended June 30, 2004. The decline in revenues was the direct result of consolidation among customers, primarily in the Internet and personal investor markets. Two of the Company’s customers individually accounted for approximately 25.0% and 11.1% of revenues for the fiscal years ended June 30, 2005 and one customer accounted for approximately 13.3% of revenues for the fiscal year ended June 30, 2004. The Company maintains reserves on accounts receivable and, to date, credit losses have not exceeded management’s expectations.

Our cost of revenues consists primarily of content licensing fees and royalties to content providers, depreciation expense on our production software, and data communication costs for the delivery of our products to customers. The cost of revenues for the year ended June 30, 2005 was approximately $3,775,000, an increase of approximately $167,000, or 5%, from the cost of revenues for the year ended June 30, 2004. The increase in cost was due to an increase in content royalties of approximately $294,000, based on increased database revenues for the period less negotiated reductions in license fees to information providers; a decrease of approximately $80,000 in depreciation and amortization expense after implementation of company policy to no longer invest in significant new software acquisitions, a decrease of approximately $92,000 in data communication costs to receive and distribute content; partially offset by an increase of approximately $45,000 in expenses related to an offsite, hosted data facility.

The gross profit for the year ended June 30, 2005 was approximately $4,195,000, a decrease of approximately $362,000, or 8%, from the prior year. The gross margin percentage decreased for the year ended June 30, 2005, to approximately 53% from approximately 56% in the prior year. The decline was based on the decrease in revenues and an increase in content royalties as discussed above.

Total operating expenses for the year ended June 30, 2005 were approximately $3,369,000, representing an approximate $2,273,000, or 40% decrease in operating expenses from the year ended June 30, 2004. This decrease in expenses resulted primarily from decreases in technical and operations support expenses, general and administrative expenses, and depreciation and amortization expenses. Additionally, there were no expenses related to the settlement with a former landlord, nor stock-based compensation in the current period. These decreases were partially offset by increased sales and marketing expenses.

Technical operations and support expenses during the year ended June 30, 2005 decreased approximately $678,000, or 34%, from these expenses in the year ended June 30, 2004. This decrease resulted from a restructuring of technical operations.

Sales and marketing expenses increased by approximately $234,000, or 40% for year ended June 30, 2005 compared to the prior year. The increase was the result of increases in sales and marketing personnel and related expenses, compared to the prior year.

General and administrative expenses for the year ended June 30, 2005 decreased approximately $822,000, or 46%, compared to the prior year. The decrease in expenses was due to decreases in general and administrative personnel and related expenses, as well as a decrease in rent expense as a result of a reduction in leased office space. In addition, the company accrued a $151,000 refund receivable from the city of Alexandria, VA in connection with prior periods’ business license fees.

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

Depreciation and amortization expense for the year ended June 30, 2005 was approximately $306,000, or 34% lower than the expense during the prior year period. The decrease was due to the disposal of assets related to the office move and the move of our data center to an offsite, hosted facility in 2004. Additionally, the Company implemented a new policy in fiscal year 2005 to no longer invest in significant new software acquisitions.

Net interest expense for the year ended June 30, 2005 decreased approximately $21,000, or 18%, from the prior year due to decreased use of the bank financing agreement entered into during December 2003 and a reduction in the number of outstanding capital leases. In addition, the Company accrued approximately $29,000 in interest income related to a business license tax refund.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

For the year ended June 30, 2006, we reported an operating loss of approximately $364,000 and a net loss of approximately $458,000. This net loss was a result of the Company adopting SFAS 123R and recording non-cash stock-based compensation expense of approximately $772,000. At June 30, 2006, we had working capital of approximately $1,374,000, compared with working capital of approximately $812,000 at June 30, 2005. The approximate $562,000 increase was primarily due to the Company generating net income had it not recorded the non-cash stock-based compensation expense of approximately $772,000. We had net stockholders’ equity of approximately $731,000 at June 30, 2006, compared to approximately $406,000 at June 30, 2005. The increase in stockholders’ equity was due to the net income before recognition of non-cash stock-based compensation expense.

We had cash of approximately $1,882,000 at June 30, 2006, compared to approximately $1,225,000 at June 30, 2005. For the year ended June 30, 2006, operating activities generated approximately $850,000 in cash.

We made capital expenditures of approximately $35,000 during the year ended June 30, 2006, primarily for computer equipment. Financing activities resulted in payments of approximately $158,000, made on capital leases and repayment of the Line of Credit for Accounts Receivable Purchase Agreement with our bank partially offset by $10,000 in proceeds from exercise of stock options.

The Company’s future contractual obligations and commitments as of June 30, 2006 were as follows:

	Contractual Obligations

	2007	2008	2009	Total
Operating Leases	$207,729	$214,892	$135,681	$558,302
Capital Leases	6,834	-	-	6,834
Note Payable, Affiliate	-		856,954	856,954
Total	$214,563	$214,892	$992,635	$1,422,090

Currently we are dependent on our cash reserves to fund operations. We have the option available to use accounts receivable financing through the bank. We recorded a net loss for the year ended June 30, 2006, and our revenue base declined. Assuming a continuing erosion of revenue without an infusion of capital, the Company is at risk of being unable to generate sufficient liquidity to meet its obligations. The Company utilized and will utilize its Financing Agreement, should the need arise, to meet its liquidity needs. Further corporate consolidation or market deterioration affecting our customers could impair our ability to generate such revenues. No assurance may be given that we will be able to maintain the revenue base or the profitable operations that may be necessary to achieve our liquidity needs.

EBITDA, excluding the effects of stock-based compensation, as defined below, was approximately $690,000 for the year ended June 30, 2006 compared to approximately $1,450,000 for the year ended June 30, 2005, and a negative EBITDA of approximately $(153,000) for the year ended June 30, 2004. The decrease for the current year is the result of an increase in operating expenses, the receipt of the $151,000 accrued refund receivable from the City of Alexandria, VA in fiscal year 2005, and a reversal of the $58,000 business license tax accrual as discussed above.

The table below shows the reconciliation between net income (loss) and EBITDA:

	Fiscal Year Ended June 30,
	2006	2005	2004
	(in thousands)
Reconciliation to EBITDA:
Net Income/(Loss)	$(458)	$729	$(1,212)
Stock-based compensation	772	-	68
Depreciation and Amortization	282	624	864
Interest/Other Expense	78	97	127
Income Taxes	16	-	-
EBITDA	$690	$1,450	$(153)

EBITDA consists of earnings before stock-based compensation, interest expense, interest and other income, income taxes, depreciation and amortization. EBITDA does not represent funds available for management's discretionary use and is not intended to represent cash flow from operations. EBITDA should also not be construed as a substitute for operating income or a better measure of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles. EBITDA excludes components that are significant in understanding and assessing our results of operations and cash flows. In addition, EBITDA, excluding the effects of stock-based compensation, is not a term defined by U.S. generally accepted accounting principles, and as a result, our measure of EBITDA might not be comparable to similarly titled measures used by other companies.

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

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk.
Our exposure to currency exchange rate fluctuations ceased with the shutdown of our foreign subsidiary during fiscal year 2004. The impact of currency exchange rate movements in fiscal year 2004 was not material. We do not engage in hedging activities.

Item 8.	Financial Statements and Supplementary Data

The information required by this item is set forth under Item 15, which is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Under the supervision and with the participation of management, including our interim Chief Executive Officer and Corporate Controller, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) at the end of the period covered by this report. Based upon that evaluation, the interim Chief Executive Officer and Corporate Controller concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There has been no change in the Company's internal control over financial reporting during the Company’s fiscal year 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

None.

PART III

ITEM 10.     Directors and Executive Officers of the Registrant

The Board of Directors of Comtex News Network, Inc. (“Comtex” or the “Company”) consists of five persons and is divided into three classes, with one class of directors elected each year. Directors of the Company are generally elected to serve for a three-year term and until their respective successors shall have been elected and shall qualify.

The business experience for the past five years of each of Comtex’s directors and executive officers is as follows:

C.W. GILLULY, Ed.D., 60, has served as a director of the Company since 1992. He served as President from June 1992 until September 1997, as Chairman of the Board from June 1992 until December 2002 and from February 2004 until the present, as Vice-Chairman from December 2002 through June 2003 and as interim Chief Executive Officer from February 2004 until the present. Dr. Gilluly has served as Chairman of the Board and President of AMASYS and its predecessor, Infotechnology, Inc., since June 1992. Dr. Gilluly also served as a director of Analex Corporation until March 2003, an engineering services firm primarily involved with homeland security and bio-defense, and has been a director of Mobile Nation, Inc., a development stage company, since October 2003.

WILLIAM J. HOWARD, 59, has served as a director of the Company since January 2003. Mr. Howard has extensive experience in journalism and is currently President of Discovery Tours LLC, a firm providing the tourism industry with documentaries on historical communities in the mid-Atlantic and southern United States. Mr. Howard has also participated in real estate development and the restoration of historical sites. In Maryland, he has received Governor’s Citations from three different governors for his community service work, particularly in Talbot County.

ROBERT J. LYNCH, JR., 73, has served as a director of the Company since January 2003. Mr. Lynch has been President of American & Foreign Enterprises, Inc. (“AFE”), an investment firm, for more than 20 years. Among its many enterprises, AFE is partnered with Hochtief, A.G., Germany’s largest engineering/construction group. AFE has worked with international investment banks such as Goldman Sachs & Co., BV Bank of Munich and Citibank. Mr. Lynch has been a director of many public companies in various industries, including AMASYS, Dames & Moore (environmental/geotechnical engineering), Data Broadcasting Corporation (real-time financial market data) and Turner Construction Company.

ERIK HENDRICKS, 62, has served as a director of the Company since 1991. Since 1979 he has served as the Executive Director and Chief Operating Officer of the Pennsylvania Society for the Prevention of Cruelty to Animals, a non-profit humane society.

PIETER VANBENNEKOM, 61, has served as a director of the Company since February 2004. Mr. VanBennekom has extensive experience in the news, information and publishing industries and has worked with Progressive Business Publications, Inc. (“PBP”) a diversified business information services publishing company, since 1994. He joined PBP as Senior Editor, became Group Publisher in 1996 and was promoted to Editorial Director, in 1998. Prior to joining PBP, Mr. VanBennekom worked with the worldwide wire service United Press International (“UPI”) for more than 20 years, where his final position was President and CEO.

Executive Officers

The following table contains information as of June 30, 2006 as to the executive officers of the Company who are not also directors of the Company:

Name	Age	Office Held With Company

Chip Brian	35	President & Chief Operating Officer

Kathy Ballard	55	Vice President, Content

Richard D. Henderson	40	Controller & Treasurer

Keith Kaplan	39	Vice President, Marketing & Product Development

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

Ms. Ballard’s career includes more than twenty years in various research and management positions in the information industry. She has been with Comtex since 1999, where she served as Director, Product Operations/Client Services until assuming her present position in 2004. Previously, she worked with LEXIS/NEXIS for more than twelve years, held positions in the education arena and worked with the New York Times Information Service.

Mr. Henderson is a certified public accountant who has held senior accounting and management consulting positions. Comtex hired Mr. Henderson in June 2006. Most recently, he was a Senior Business Analyst with American Systems Corporation, Chantilly, Virginia, and, prior to that, a certified public accountant in private practice. Mr. Henderson is also the Company’s Principal Accounting Officer.

Mr. Kaplan was named to his current position in September 2005, having joined the Company as the Director of Product Development the Summer of 2004. He previously served in management roles at Reuters, Multex and BuzzCompany.com, where he was involved in the launch of several products including Reuters Knowledge, TheMarkets.com and BuzzPower. Previously, Kaplan held marketing positions at enterprise resource planning software organizations MAI Systems and SE Technologies.

There are no family relationships among the directors or executive officers of the Company.

Meetings of the Board of Directors

The Board of Directors held a total of four meetings during the Company’s fiscal year ended June 30, 2006. Each director attended in person or telephonically at least 80% of the meetings held.

Committees of the Board of Directors

The Audit Committee

The Audit Committee, which held four meetings during fiscal year 2006, is comprised of Messrs. Lynch, Howard and VanBennekom. The Audit Committee selects and engages our independent registered public accounting firm, reviews and evaluates our audit and control functions, reviews the results and scope of the audit and other services provided by our independent auditors, and performs such other duties as may from time to time be determined by the Board of Directors. The Board of Directors has determined that Mr. Lynch is an "audit committee financial expert" as defined in Item 401(h) of Regulation S-K. Each of Mr. Lynch, Mr. Howard and Mr. VanBennekom is an "independent director" as defined in Rule 4200 of the Marketplace Rules of the National Association of Securities Dealers, Inc.

Report of the Audit Committee of the Board of Directors

The Audit Committee has issued a report that states as follows:

We have reviewed and discussed with management the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2006;

We have discussed with the registered public accounting firm the matters required to be discussed by Statement on Auditing Standards No. 61; and

We have received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1, “Independence Discussions with Audit Committees,” and have discussed with the registered public accounting firm their independence.

Based on the review and discussions referred to above, we recommend to the Board of Directors that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

Submitted by the Audit Committee
Robert J. Lynch, Jr., Chairman
William J. Howard
Pieter VanBennekom

The Compensation Committee

The Compensation Committee of the Board of Directors, which held no meetings during fiscal year 2006, is comprised of Messrs. Howard, Hendricks and Lynch. The Compensation Committee evaluates management’s recommendations and makes its own recommendations to the Board of Directors concerning the compensation of the Company’s executive officers. It is also responsible for the formulation of the Company’s executive compensation policy and the research, analysis and subsequent recommendation regarding the administration of the Company’s 1995 Stock Option Plan, which expired in October 2005, and the 2003 Stock Incentive Plan. (Also see section below including the “Report of the Compensation Committee of the Board of Directors.”)

The Executive Committee

The Executive Committee of the Board of Directors, which held no meetings during fiscal year 2006, is comprised of Messrs. VanBennekom, Hendricks and Lynch. The Executive Committee is chartered to act in place of the full Board between Board meetings, if actions are required, and to fulfill the function of reviewing any initial merger and acquisition and/or partnering proposals.

The Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee of the Board of Directors, which held no meetings during fiscal year 2006, is comprised of Messrs. Hendricks, Howard and VanBennekom. The Nominating and Corporate Governance Committee meets in order to evaluate and nominate candidates for membership in the Board of Directors and to serve as officers of the Company.

Independent Directors

The Board of Directors has determined that all of its Directors are “independent” as defined in the NASDAQ corporate governance listing standards except for Director Gilluly due to his position as an employee of Comtex.

Attendance at Annual Meetings of Stockholders

The Company does not have a policy regarding director attendance at annual meetings of stockholders.

Ownership Reports by Officers and Directors

The Common Stock of the Company is registered with the SEC pursuant to Section 12(g) of the Securities Exchange Act of 1934 (the “Exchange Act”). The officers and directors of the Company and beneficial owners of greater than 10% of the Company’s Common Stock are required to file reports on Forms 3, 4 and 5 with the SEC disclosing beneficial ownership and changes in beneficial ownership of the Common Stock. SEC rules require disclosure in the Company’s Proxy Statement or Annual Report on Form 10-K of the failure of an officer, director or 10% beneficial owner of the Company’s Common Stock to file a Form 3, 4, or 5 on a timely basis. Based on the Company’s review of such ownership reports, the Company believes that no officer, director or 10% beneficial owner of the Company failed to file such ownership reports on a timely basis for the fiscal year ended June 30, 2006 with the exception of Mr. Henderson, who, due to an administrative error, filed an untimely Form 3.

Code of Ethics

The Company has adopted a Code of Ethics (the “Code”) that is applicable to the officers, directors and employees of the Company, including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Amendments to and waivers from the Code will also be disclosed on the Company’s website.

ITEM 11.      Executive Compensation

Summary Compensation Table

The following table sets forth information concerning all compensation paid or accrued by the Company to its Chief Executive Officer and the other executive officer and highly compensated employee of the Company who earned total salary and bonus in excess of $100,000 during the fiscal year ended June 30, 2006 (collectively, the “Named Executive Officers”):

		Annual Compensation(4)			Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compensation	Shares Underlying Options	All Other Compensation (5)

C.W. Gilluly (1)	2006	$6,000	$72,500	$53,000	360,000	—
Chairman and	2005	27,808	—	—	—	—
Interim Chief Executive Officer	2004	923	—	—	10,000	—
Chip Brian (2)	2006	$164,269	$41,218	—	750,000	$1,080
President and	2005	168,996	13,291	—	750,000	28,628
Chief Operating Officer	2004	26,654	—	—	—	—
Rick McNulty (3)	2006	$80,000	—	—	5,000	$100,415
Director of Sales	2005	71,538	—	—	3,000	97,612
	2004	71,538	—	—	—	36,803

______________

(1)	Mr. Gilluly was appointed interim Chief Executive Officer in February 2004.
(2)	Mr. Brian was appointed Vice President, Operations in April 2004 and was appointed President and Chief Operating Officer in May 2005.
(3)	Mr. McNulty was appointed Sales Manager in June of 2004, Business Development Manager in January of 2005 and became Director of Sales in January of 2006.
(4)
In the fiscal years ended June 30, 2006, 2005, and 2004, there were no perquisites exceeding the lesser of $50,000 or 10% of the individuals’ total salary and bonus for the above referenced years. All “Other Annual Compensation” consists of income earned in a stock option exercise on October 1, 2005.

(5)	All amounts in this column are sales commissions.

Stock Option Grants

The following table provides details regarding all stock options granted to the Named Executive Officers during the fiscal year ended June 30, 2006:

Option Grants in Fiscal Year 2006

Name	Number of Shares Underlying Options Granted	% of Total Options Granted in Fiscal Year	Exercise Price	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
					5%	10%
C.W. Gilluly	360,000	21.6%	$0.34	09/26/2015	$76,977	$195,074
Chip Brian	750,000	45.0%	$0.34	09/26/2015	$160,368	$406,404
Rick McNulty	5,000	0.3%	$0.34	09/26/2015	$1,069	$2,709

______________
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

Options Exercised and Year-End Option Values

The following table sets forth certain information regarding the value of exercised and unexercised options held by the Named Executive Officers as of June 30, 2006.

Fiscal Year-End Option Values

Name	Shares Acquired upon Exercise of Options	Value Realized From Exercise Of Options (1)	Number of Shares Underlying Unexercised Options at June 30, 2006		Value of Unexercised In-the-Money Options at June 30, 2006(2)
			Exercisable	Unexercisable	Exercisable	Unexercisable
C.W. Gilluly	100,000	$53,000	370,000	—	$ 189,900	—
Chip Brian	—	—	1,375,000	125,000	$ 817,500	$ 85,000
Rick McNulty	—	—	3,580	4,420	$ 1,984	$ 2,336

(1)	Represents the difference between the exercise price and the market value price on the date of exercise.
(2)
Represents the difference between the exercise price of the outstanding options and the closing bid price of the common stock on June 30, 2006, which was $0.85 per share. Options that have an exercise price greater than the fiscal year-end market value are not included in the value calculation.

Stock Option Plan

In October 1995, the Board of Directors approved the Comtex News Network, Inc. 1995 Stock Option Plan, which was approved by stockholders in December 1995. In July 2003, the Board of Directors approved the Comtex News Network, Inc. 2003 Incentive Stock Plan, which was approved by stockholders in October 2003. The Plans provide for the issuance of incentive stock options within the meaning of Section 422 of the Internal Revenue Code and non-qualified stock options and stock awards in order to recruit and retain key employees, consultants and directors. The 1995 Plan has expired and the Company currently has no plan to renew it or replace it with a new stock option plan.

Compensation of Directors

During fiscal year 2006, the Company’s directors were reimbursed for travel expenses in connection with attendance at Board of Directors’ meetings. Non-employee directors of the Company also received a fee of $1,000 for each Board of Directors’ meeting attended. Employee directors did not receive additional compensation for Board of Directors’ meeting attendance. The Company’s non-employee directors also received $500 for each committee meeting attended during fiscal year 2006, unless such meeting occurred on the same day as a Board meeting, in which case no additional compensation was paid.

Agreements with Executives

Comtex has entered into letter agreements with Chip Brian regarding his employment with the Company. These letter agreements provide for an annual base salary (currently $170,000) and the grant of 250,000 stock options, which vested in equal quarterly installments over a two year period beginning on July 1, 2005. Mr. Brian also receives a 25% bonus, paid quarterly. Prior to becoming President, during fiscal year 2005, Mr. Brian had assumed additional responsibilities including management of Sales and Marketing for the Company after serving as Vice President, Operations since April 2004 and received an additional grant of 250,000 options, 100,000 of which vested immediately and the remainder of which vested equally over three quarters beginning on

April 1, 2005. Mr. Brian received an additional grant of 250,000 options on May 20, 2005, vesting in quarterly installments of 31,250 shares, starting on July 1, 2005. Mr. Brian also received 750,000 options on September 26, 2005, with 250,000 options vesting immediately and the remainder vesting in quarterly installments of 250,000 shares, starting on December 26, 2005. Mr. Brian is an employee at will. In the event his employment is involuntarily terminated (other than for cause) or he resigns for refusal to perform unlawful accounting or business practices, his stock options will become fully vested and the Company will provide him with a prorated severance payment of up to six months salary, depending on the length of his employment with Comtex.

Report of the Compensation Committee of the Board of Directors

General. The Company believes its compensation policies are designed to provide competitive levels of compensation that integrate with the Company’s annual and long-term quantitative and qualitative performance factors. The compensation policies reward above-average corporate performance, recognize individual initiative and achievements and assist the Company in attracting and retaining qualified executives.

The Company establishes compensation, including compensation for the Chief Executive and Operating Officers, based on both objective and subjective criteria. Objective criteria include actual versus target annual operating budget performance and actual versus target revenue growth, either as to the Company as a whole, or as to the officer’s particular operating unit. Subjective performance criteria encompass evaluation of each officer’s initiative and contribution to overall corporate performance, the officer’s managerial ability, and the officer’s performance in any special projects that the officer may have undertaken. The Company also endorses the position that stock ownership by management and stock-based performance compensation arrangements are beneficial in aligning managements’ and stockholders’ interests in the enhancement of stockholder value and therefore uses its Stock Option and Stock Purchase Plans to recruit and retain senior management. In light of recent accounting changes regarding stock options, however, the Company is evaluating its use of such compensation components.

Compliance with Internal Revenue Code Section 162(M)

Section 162(m) of the Internal Revenue Code disallows a tax deduction to publicly held companies for compensation paid to certain of their executive officers, to the extent that compensation, whether payable in cash or stock, exceeds $1 million per covered officer in any fiscal year. The limitation applies only to compensation that is not considered to be performance-based. Non-performance-based compensation paid to our executive officers for the 2006 fiscal year did not exceed the $1 million limit per officer, and the Compensation Committee does not anticipate that any non-performance-based compensation payable to the executive officers for the 2007 fiscal year will exceed that limit. Because it is unlikely that the actual compensation payable to any of our executive officers in the foreseeable future will approach the $1 million limit, the Compensation Committee has decided at this time not to take any action to limit or restructure the elements of cash compensation payable to the executive officers. The Compensation Committee shall reconsider this decision should the individual cash compensation of any executive officer ever approach the $1 million level.

Submitted by the Compensation Committee
William J. Howard, Chairman
Erik Hendricks
Robert J. Lynch, Jr.

Compensation Committee Interlocks and Insider Participation

General. Dr. Gilluly serves as a Director and interim Chief Executive Officer of the Company. Dr. Gilluly also serves as Chairman and Chief Executive Officer of AMASYS, which beneficially owned approximately 22% of the Company’s Common Stock until September 26, 2006. (See “Beneficial Ownership of Common Stock.”) Mr. Lynch also serves as a director of AMASYS. AMASYS no longer holds any shares of the Company’s stock.

Note Payable to AMASYS

On December 9, 2003, AMASYS and Comtex executed an amendment to the Amended, Consolidated and Restated 10% Senior Subordinated Secured Note (the “Amended Note”), payable to AMASYS (said amendment the “Third Amendment”) for the purpose of reducing the price at which the Amended Note may be converted into common stock of the Company. Pursuant to the Third Amendment, AMASYS agreed to subordinate the Amended Note to both the Company’s note payable to its former landlord and to the Accounts Receivable Purchase Agreement. In consideration for these subordination agreements, the Company agreed to reduce the conversion price stipulated in the Amended Note from the previously-stated conversion price of $1.20 per share to $0.75 per share, and to increase this conversion price by $0.05 every one hundred and eighty (180) days thereafter. At the date of the transaction the conversion price of the Amended Note was in excess of the stock price. As of June 30, 2006, the Amended Note had a principal balance of $856,954. Interest paid to AMASYS totaled approximately $86,000 for each of the fiscal years ended June 30, 2006, 2005 and 2004.

This Amended Note bears interest at a rate of 10% on the principal balance of approximately $857,000 at June 30, 2006 and 2005. The Amended Note is collateralized by a continuing interest in all receivables, all products of such receivables and the proceeds thereof, all purchase orders, and all patents and technology now or hereafter held or received by Comtex. The Amended Note is subordinated to Comtex’s Accounts Receivable Purchase Agreement with a third party financial institution. The outstanding principal balance of the Amended Note is due in July 2008.

According to a Form 8-K filed by AMASYS Corporation on September 27, 2006, AMASYS executed an agreement on September 26, 2006 to redeem from the holders of its Preferred Stock (including Tepco Ltd), pro rata to their respective ownership interests, 55,209 shares of AMASYS Series A Preferred Stock (the “Series A”) in exchange for: (a) AMASYS’ entire interest in the outstanding Amended Note of Comtex in the amount of $856,954; and (b) 2,153,437 shares of Comtex common stock. Therefore, as of September 26, 2006 AMASYS no longer holds the Comtex Note and does not own any shares of Comtex common stock.

Stock Performance Graph

The graph below depicts the Company’s stock price as an index assuming $100 invested on July 1, 2001 along with the composite prices of companies listed in the NASDAQ Stock Market (U.S. Companies) Index and a composite of peer group companies in the Internet Information Providers Index. The NASDAQ Stock Market Index and Internet Information Providers Index were prepared by Hemscott, Inc., a source believed to be reliable, although the Company is not responsible for any errors or omissions in such information.

The Internet Information Providers Index includes the following companies: A.D.A.M Inc., Aptimus Inc., Baidu.Com Inc., Bankrate Inc., CDC Corporation, CNET Networks Inc., Edgar Online Inc., Expedia Inc., Google Inc., Infospace Incorporated, Insure.Com Inc., Internet Gold-Golden Knot Inc., Looksmart Ltd., Miva Inc., Move Inc., Netease.Com Inc., Rediff.Com India Ltd, Sabre Holdings Corp., Sohu.Com Inc., TheStreet.Com Inc., Travelzoo Inc., Tucows Inc., US Dataworks Inc., Verticalnet Inc., Website Pros Inc. and Yahoo! Inc.

The comparisons are required by regulations of the Securities and Exchange Commission and are not intended to forecast or to be indicative of the possible future performance of the Company’s Common Stock.

	FISCAL YEAR ENDING
	2001	2002	2003	2004	2005	2006
COMTEX NEWS NETWORK, INC.	100.00	40.00	33.33	26.67	18.67	113.33
HEMSCOTT INTERNET INFO. PROVIDERS INDEX	100.00	53.70	118.48	240.13	223.01	277.09
NASDAQ MARKET INDEX	100.00	67.83	75.43	95.93	95.82	101.99

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

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Persons and groups who beneficially own in excess of 5% of the common stock are required to file certain reports with the Securities and Exchange Commission (the “SEC”) regarding such ownership. Based on these reports, the following table sets forth, as of September 27, 2006, the shares of common stock beneficially owned by persons who beneficially own more than 5% of the Company’s outstanding shares of common stock.

Beneficial Ownership of Common Stock

The following table sets forth information as of September 27, 2006 regarding the beneficial ownership of shares of the Company’s common stock, par value $.01 per share (the “Common Stock”), of (i) each person known to the Company to be the beneficial owner, within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company named in the Summary Compensation Table (see “Executive Compensation”) and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, the address of each named beneficial owner is c/o Comtex News Network, Inc., 625 N. Washington Street, Suite 301, Alexandria, Virginia 22314. Except to the extent indicated in the footnotes, each of the beneficial owners named below has sole voting and investment power with respect to the shares of Common Stock listed.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class
Tepco Ltd. The Continental Building 25 Church Street Hamilton HM 12, Bermuda	2,966,764 (2)	20.4%

C.W. Gilluly, Ed.D., Chairman and Interim Chief Executive Officer	2,537,506 (3)	18.0%

Erik Hendricks, Director	91,600 (4)	*

William J. Howard, Director	26,600 (5)	*

Robert J. Lynch, Jr., Director	26,600 (5)	*

Pieter VanBennekom, Director	16,600 (6)	*

Chip Brian, President	1,406,250 (7)	9.3%

Rick McNulty, Director of Sales	4,600 (8)	*

All Directors and executive officers as a group (10 Persons)	4,391,296 (9)	27.6%

___________________
* Less than 1%.

(1)	Beneficial ownership is direct unless otherwise indicated.
(2)
Includes 856,954 shares that may be acquired upon the conversion of a Convertible Note held by Tepco Ltd. The principal balance of $856,954 as of June 30, 2006 is convertible at $1.00 per share, which increases by $0.05 every 180 days from December 9, 2003. (See “Note Payable to AMASYS.”)

(3)
Includes 370,000 shares of Common Stock that may be acquired upon the exercise of vested options granted under the Comtex News Network, Inc. 1995 Stock Option Plan and the 2003 Stock Option Plan, and 2,167,506 shares of Common Stock held jointly by Dr. Gilluly and his spouse.

(4)	Includes 76,600 shares of Common Stock that may be acquired upon the exercise of vested options granted under the Comtex News Network, Inc. 1995 Stock Option Plan.
(5)	Includes 26,600 shares of Common Stock that may be acquired upon the exercise of vested options granted under the Comtex News Network, Inc. 1995 Stock Option Plan.
(6)	Includes 16,600 shares of Common Stock that may be acquired upon the exercise of vested options granted under the Comtex News Network, Inc. 1995 Stock Option Plan
(7)	Includes 1,406,250 shares of Common Stock that may be acquired upon the exercise of vested options granted under the Comtex News Network, Inc. 1995 Stock Option Plan.
(8)	Includes 4,600 shares of Common Stock that may be acquired upon the exercise of vested options granted under the Comtex News Network, Inc. 1995 Stock Option Plan.
(9)	Includes 2,200,710 shares of Common Stock that may be acquired upon the exercise of vested options granted under the Comtex News Network, Inc. 1995 Stock Option Plan and the 2003 Stock Option Plan.

According to a Form 8-K filed by AMASYS Corporation on September 27, 2006, AMASYS executed an agreement on September 26, 2006 to redeem from the holders of its Preferred Stock, pro rata to their respective ownership interests, 55,209 shares of AMASYS Series A Preferred Stock (the “Series A”) in exchange for: (a) AMASYS’ entire interest in the outstanding Amended Note of Comtex in the amount of $856,954; and (b) 2,153,437 shares of Comtex common stock. Therefore, as of September 26, 2006 AMASYS no longer holds the Comtex Note and does not own any shares of Comtex common stock.

Set forth below is certain information as of June 30, 2006 regarding equity compensation plans for directors and executive officers of the Company that have been approved by stockholders.

Equity compensation plans approved by stockholders	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of securities remaining available for issuance under plan
1995 Stock Option Plan	2,962,249	$0.30	15,473
2003 Stock Option Plan	350,0000-	$0.28	750,000

ITEM 13.          Certain Relationships and Related Transactions

Certain relationships and related transactions involving directors of the Company and certain other entities are described in “Executive Compensation - Compensation Committee Interlocks and Insider Participation.”

ITEM 14.          Principal Accountant Fees and Services

The Company’s Audit Committee is responsible for appointment of the Company’s independent registered public accounting firm. During the year ended June 30, 2004 the Company engaged Goldstein Golub Kessler LLP and ceased using Ernst & Young LLP to conduct its annual audit and quarterly reviews of the financial statements and to provide services in connection with the SEC proxy statement filing. Additionally, the Company engaged the services of Envision Business Solutions LLC to perform its tax compliance work for the years ended June 30, 2006 and 2005.

The following table sets forth the aggregate fees billed to the Company by its principal accountants for the fiscal years ended June 30, 2006 and 2005.

	Fiscal Year Ended June 30,
	2006	2005

Audit Fees	$93,333	$71,352
Tax Fees	5,574	13,769

Total Fees	$98,907	$85,121

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	1. Financial Statements

Report of Independent Registered Public
Accounting Firm
	(Goldstein Golub Kessler LLP)	F-1

Consolidated Balance Sheets at June 30,
	2006 and 2005	F-2

Consolidated Statements of Operations
for the fiscal years ended June 30,
	2006, 2005, and 2004	F-3

Consolidated Statements of Stockholders'
Equity (Deficiency) for the fiscal years
	ended June 30, 2006, 2005 and 2004	F-4

Consolidated Statements of Cash Flows
for the fiscal years ended June 30,
	2006, 2005 and 2004	F-5

	Notes to Consolidated Financial Statements	F-6

2. Financial Statement Schedules

The schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted

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

10.12	Separation Agreement and Release with Charles W. Terry, effective April 24, 2003 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q dated May 15, 2003).

10.13	Employment Agreement with Raymond P. Capece, effective April 25, 2003 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q dated May 15, 2003).

10.14	Employment Agreement with Stephen W. Ellis effective July 1, 2003 (incorporated by reference to the Company’s Form 8-K dated August 18, 2003).

10.15	Employment Agreement with Laurence F. Schwartz effective July 1, 2003 (incorporated by reference to the Company’s Form 8-K dated August 18, 2003).

10.16	Comtex News Network, Inc. 2003 Incentive Stock Plan (incorporated by reference to the Company’s Form 8-K dated August 18, 2003).

10.17	Separation Agreement and Release with Raymond P. Capece dated July 22, 2003*.

10.18	Separation Agreement and Release with C.W. Gilluly dated June 12, 2003*.

10.19
Third Amendment to the AMASYS Amended, Consolidated and Restated 10% Senior Subordinated Secured Note (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

14	Code of Ethics available at corporate headquarters.

21	Subsidiaries of the Registrant (incorporated by reference to the Company’s Quarterly Report on Form 10-Q dated December 31, 2001).

23.1	Consent of Independent Registered Public Accounting Firm (Goldstein Golub Kessler LLP)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________
* previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there-unto duly authorized.

Date: September 28, 2006

COMTEX NEWS NETWORK, INC.

By: /s/ C.W. Gilluly	By: /s/ Richard D. Henderson
C.W. Gilluly	Richard D. Henderson
Chairman & Interim Chief Executive	Corporate Controller & Treasurer
Officer	(Principal Financial and
(Principal Executive Officer)	Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DIRECTORS:

Signature	Title	Date

/s/ C.W. Gilluly	Chairman & Interim	September 28, 2006
	C.W. Gilluly, Ed.D.	CEO

/s/ Erik Hendricks	Director	September 28, 2006
Erik Hendricks

/s/ William J. Howard	Director	September 28, 2006
William J. Howard

/s/ Robert J. Lynch, Jr.	Director	September 28, 2006
Robert J. Lynch, Jr.

/s/ Pieter VanBennekom	Director	September 28, 2006
Pieter VanBennekom

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Comtex News Network, Inc.

We have audited the accompanying consolidated balance sheets of Comtex News Network, Inc. as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended June 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Comtex News Network, Inc. as of June 30, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2006, in conformity with United States generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standard Board’s Statement of Financial Accounting Standard No. 123R, “Share-Based Payment,” and changed its method for accounting for share-based payments as of July 1, 2005.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

August 25, 2006
Except for the last paragraph of Note 1 as to which the date is September 26, 2006

COMTEX NEWS NETWORK, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,
	2006	2005
ASSETS
CURRENT ASSETS
Cash	$1,881,739	$1,225,323
Accounts Receivable, Net of Allowance of $79,396 and $180,758 at June 30, 2006 and 2005, respectively	843,644	751,433
Prepaid Expenses and Other Current Assets	27,982	223,789

TOTAL CURRENT ASSETS	2,753,365	2,200,544

PROPERTY AND EQUIPMENT, NET	178,377	425,008

DEPOSITS	36,922	54,657

DEFERRED INCOME TAX ASSET, NET OF VALUATION
ALLOWANCE OF $2,130,318 and $1,887,517, RESPECTIVELY	-	-

TOTAL ASSETS	$2,968,664	$2,680,209

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts Payable and Other Accrued Expenses	$1,160,924	$1,072,780
Accrued Payroll Expenses	197,356	131,605
Amount due under Bank Financing Agreement	-	151,713
Deferred Revenue	14,214	15,829
Capital Lease Obligations, Current	6,633	16,722

TOTAL CURRENT LIABILITIES	1,379,127	1,388,649

LONG-TERM LIABILITIES:
Capital Lease Obligations, Long-Term	-	6,633
Long-Term Note Payable - Affiliate	856,954	856,954
Deferred Rent	2,014	21,785

TOTAL LONG-TERM LIABILITIES	858,968	885,372

TOTAL LIABILITIES	2,238,095	2,274,021

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common Stock, $0.01 Par Value - Shares Authorized: 25,000,000; Shares issued and outstanding: 13,700,247 and 13,600,247 at June 30, 2006 and 2005, respectively	137,002	136,002
Additional Paid-In Capital	13,093,386	12,311,898
Accumulated Deficit	(12,499,819)	(12,041,712)

Total Stockholders' Equity	730,569	406,188

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,968,664	$2,680,209

The accompanying “Notes to Consolidated Financial Statements” are an integral part of these financial statements.

COMTEX NEWS NETWORK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	June 30,
	2006	2005	2004

Revenues	$7,676,524	$7,970,492	$8,164,756

Cost of Revenues (including depreciation and amortization expense of approximately $129,000, $318,000 and $398,000 for the fiscal years ended June 30, 2006, 2005 and 2004, respectively)	3,675,371	3,775,132	3,607,741

Gross Profit	4,001,153	4,195,360	4,557,015

Operating Expenses
Technical Operations and Support (inclusive of stock-based compensation of $53,520, $0, and $30,857, respectively)	1,157,574	1,289,967	1,999,323
Sales and Marketing (inclusive of stock-based compensation of $41,579, $0, and $9,091, respectively)	771,010	814,365	589,062
General and Administrative (inclusive of stock-based compensation of $677,389, $0, and $27,916, respectively)	2,283,524	958,334	1,808,740
Settlement with Former Landlord	-	-	478,477
Loss on Disposal of Assets Related to Lease Termination	-	-	300,410
Depreciation and Amortization	152,750	306,271	465,963
Total Operating Expenses	4,364,858	3,368,937	5,641,975

Operating (Loss)/Income	(363,705)	826,423	(1,084,960)

Other Expense, net
Interest Expense, net	(81,807)	(97,277)	(118,645)
Other Income (Expense)	3,605		(8,257)

Other Expense net	(78,202)	(97,277)	(126,902)

(Loss) Income Before Provision for Taxes	(441,907)	729,146	(1,211,862)

Provision for Taxes	16,200	560	425

Net (Loss) Income	$(458,107)	$728,586	$(1,212,287)

Basic (Loss) Earnings Per Common Share	$(0.03)	$0.05	$(0.09)

Weighted Average Number of Common Shares Outstanding	13,675,247	13,599,894	13,564,234

Diluted (Loss) Earnings Per Common Share	$(0.03)	$0.05	$(0.09)

Weighted Average Number of Shares Assuming Dilution	13,675,247	14,677,650	13,564,234

The accompanying “Notes to Consolidated Financial Statements” are an integral part of these financial statements.

COMTEX NEWS NETWORK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

	Common Shares Outstanding
	Number of	Par	Additional	Accumulated	Stockholders'
	Shares	Value	Paid-In Capital	Deficit	Equity (Deficiency)

Balance at June 30, 2003	13,245,170	$132,452	$12,211,181	$(11,558,011)	$785,622

Exercise of Stock Options	337,733	3,377	30,397	-	33,774
Issuance of Stock - ESPP	15,933	159	2,230	-	2,389
Stock-based compensation	-	-	67,864	-	67,864
Net Loss	-	-	-	(1,212,287)	(1,212,287)

Balance at June 30, 2004	13,598,836	$135,988	$12,311,672	$(12,770,298)	$(322,638)

Issuance of Stock - ESPP	1,411	14	226	-	240

Net Income	-	-	-	728,586	728,586

Balance at June 30, 2005	13,600,247	$136,002	$12,311,898	$(12,041,712)	$406,188

Exercise of Stock Options	100,000	1,000	9,000	-	10,000

Stock-based compensation	-	-	772,488	-	772,488
Net Loss	-	-	-	(458,107)	(458,017)

Balance at June 30, 2006	13,700,247	$137,002	$13,093,386	$(12,499,819)	$730,569

The accompanying “Notes to Consolidated Financial Statements” are an integral part of these financial statements.

COMTEX NEWS NETWORK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	June 30,
	2006	2005	2004
Cash Flows from Operating Activities:
Net (Loss) Income	$(458,107)	$728,586	$(1,212,287)
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and Amortization	281,955	623,798	863,546
Bad Debt Expense	-	15,000	49,934
Stock-Based Compensation	772,488	-	67,864
Loss on Disposal of Assets		-	309,129
Settlement with Former Landlord		-	360,000
Changes in Assets and Liabilities:
Accounts Receivable	(92,211)	40,646	(77,877)
Prepaid Expenses and Other Current Assets	195,806	(185,391)	48,390
Deposits and Other Assets	17,735	(26,040)	46,371
Accounts Payable and Other Accrued Expenses	88,144	(187,889)	178,998
Accrued Payroll Expenses	65,751	(11,090)	(321,004)
Deferred Revenue	(1,615)	(84,468)	(27,337)
Deferred Rent	(19,771)	10,495	(66,063)

Net Cash Provided By Operating Activities	850,175	923,647	219,664

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(35,324)	(73,186)	(90,174)
Decrease/(Increase) in Restricted Cash		360,000	(360,000)
Proceeds from Disposal of Assets		-	53,580

Net Cash Provided by (Used in) Investing Activities	(35,324)	286,814	(396,594)

Cash Flows from Financing Activities:
Repayments of Capital Lease Obligations	(16,722)	(36,599)	(64,706)
Repayments of Note Payable		(360,000)	-
Net (Repayments) Proceeds from Bank Financing Agreement	(151,713)	(50,198)	201,911
Issuance of Stock under Employee Stock Purchase Plan		240	2,389
Proceeds from Exercise of Stock Options	10,000	-	33,774

Net Cash Provided By (Used in) Financing Activities	(158,435)	(446,557)	173,368

Net Increase (Decrease) in Cash	656,416	763,904	(3,562)

Cash at Beginning of Year	1,225,323	461,419	464,981

Cash at End of Year	$1,881,739	$1,225,323	$461,419

The accompanying “Notes to Consolidated Financial Statements” are an integral part of these financial statements.

COMTEX NEWS NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

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

AMASYS Corporation, ("AMASYS") (the successor corporation to Infotechnology, Inc., "Infotech"), a Delaware corporation, legally or beneficially controls 3,010,391 (approximately 22%) of the issued and outstanding shares of the Company. As of June 30, 2006, C.W. Gilluly, Ed.D., the Chairman of the Board of Directors of both the Company and AMASYS, and his spouse, (the "Gillulys") legally or beneficially control 2,537,506 (approximately 18%) of the issued and outstanding shares of the Company.

According to a Form 8-K filed by AMASYS Corporation on September 27, 2006, AMASYS executed an agreement on September 26, 2006 to redeem from the holders of its Preferred Stock, pro rata to their respective ownership interests, 55,209 shares of AMASYS Series A Preferred Stock (the “Series A”) in exchange for: (a) AMASYS’ entire interest in the outstanding Amended Note of Comtex in the amount of $856,954; and (b) 2,153,437 shares of Comtex common stock. Therefore, as of September 26, 2006 AMASYS no longer holds the Comtex Note and does not own any shares of Comtex common stock.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Comtex News Network, Inc. and its wholly owned subsidiary nFactory Comtex, S.L. (“nFactory”). All significant intercompany transactions have been eliminated in consolidation. nFactory is no longer active. The transaction had no material affect on the financial condition of the Company for the fiscal years ended June 30, 2006, 2005 and 2004.

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

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin (SAB) 104, Revenue Recognition in Financial Statements. Information services revenues are recognized as services are rendered based on contractual terms such as usage, fixed fee, percentage of distributor revenues or other pricing models. The Company defers start-up fee revenues and recognizes revenue over the initial term of contracts for content services. Amounts received in advance are deferred and recognized over the service period.

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

Research and Development

The Company conducts ongoing research and development in the areas of product enhancement and quality assurance. Such costs are expensed as incurred. Product development costs for the fiscal years ended June 30, 2006, 2005, and 2004 were approximately $193,000, $231,000, and $215,000, respectively, and are included in technical operations and support in the consolidated statement of operations.

Advertising

The Company engages in advertising and promotional activities to promote its products and services. Advertising costs are expensed as incurred. Advertising costs were approximately $4,000, $11,000, and $23,000 for the fiscal years ended June 30, 2006, 2005, and 2004, respectively.

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

Restructuring Activities

Restructuring activities are accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 specifies that a liability for a cost associated with an exit or disposal activity is incurred when the definition of a liability in Concepts Statement 6, Elements of Financial Statements, is met. The Company applied SFAS 146 in accounting for the termination of its former leasehold (see Note 7).

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

Stock-based Compensation

Prior to fiscal year ended June 30, 2006, the Company accounted for stock-based employee compensation under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations and provided the required pro forma disclosures under Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”). On December 16, 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 and generally requires that such transactions be accounted for using a fair-value-based method. Comtex adopted this standard on its effective date, July 1, 2005.

The Company accounts for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments based on the fair value of the equity instruments issued, in accordance with the Emerging Issues Task Force (EITF) Issue 96-18, Accounting for Equity Instruments That Are Issued To Other Than Employees For Acquiring, or in Conjunction With Selling Goods or Services.

Risks and Uncertainties

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable. The Company periodically performs credit evaluations of its customers’ financial condition and generally does not require collateral on accounts receivable. For the fiscal years ended June 30, 2006 and 2005, two of the Company’s customers accounted for approximately 40.1% and 36.1% of gross revenues, respectively. For the fiscal year ended June 30, 2004, one of the Company’s customers accounted for approximately 13.3% of gross revenues. The Company maintains reserves on accounts receivable and to date credit losses have not exceeded management’s expectations.

Earnings (Loss) per Common Share

Basic earnings per share ("EPS") is presented in accordance with the provisions of SFAS No. 128, Earnings per Share. Basic EPS excludes dilution for potentially dilutive securities and is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted resulting in the issuance of common stock. For the years ended June 30, 2006 and 2004, diluted EPS is equal to basic EPS since all potentially dilutive securities are anti-dilutive for each of the periods presented. Diluted net loss per common share for the years ended June 30, 2006 and 2004 does not include the effects of options to purchase approximately 3.3 million and 0.8 million shares of common stock, respectively, nor does it include approximately 0.9 million and 1.1 million shares of potential common stock in 2006 and 2004, respectively, related to the note payable to AMASYS, on an “as if” converted basis, as the effect of their inclusion is anti-dilutive during each period. Diluted earnings per common share for the year ended June 30, 2005 reflected the weighted average effects of options to purchase approximately 0.6 million shares of common stock and 1.0 million shares of potential common stock related to the convertible note payable to AMASYS, on an “as if” converted basis.

Fair Value of Financial Instruments

Accounts receivable, accounts payable and other accrued expenses and other current assets and liabilities are carried at amounts which reasonably approximate their fair values because of the relatively short maturity of those instruments. It is not practical to estimate the fair value of the Company’s Long-term Note Payable to Affiliate due to its unique nature. The fair value of the Company’s other long-term debt approximated its financial statement carrying amount based on interest rates for similar borrowings.

Recent Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for the Company’s fiscal year beginning July 1, 2007. We are currently reviewing this new standard to determine its effects, if any, on our results of operations or financial position.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“Statement 154”), which replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Statement 154 applies to all voluntary changes in accounting principles and applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Statement 154 requires retroactive application to prior period financial statements for a change in accounting principle in the absence of specific transition guidance provided by new accounting pronouncements. Previously, a change in accounting principle was recognized by including the change in the net income in the period of change. Statement 154 is effective for fiscal years ending after December 15, 2005. We implemented the provisions of Statement 154 in the first quarter of fiscal 2006, and it did not have a material impact on our financial position, results of operations or cash flows.

3.	RELATED PARTY TRANSACTIONS

Note Payable to AMASYS

On December 9, 2003, the Company executed an amendment to the Amended, Consolidated and Restated 10% Senior Subordinated Secured Note (the “Amended Note”), payable to AMASYS (said amendment the “Third Amendment”) for the purpose of reducing the price at which the Amended Note may be converted into common stock of the Company. Pursuant to the Third Amendment, AMASYS agreed to subordinate the Amended Note to both the Company’s note payable to its former landlord and to the Financing Agreement. In consideration for these subordination agreements, the Company agreed to reduce the conversion price stipulated in the Amended Note from the previously-stated conversion price of $1.20 per share to $0.75 per share, and to increase this conversion price by $0.05 every one hundred and eighty (180) days thereafter. At the date of the transaction the conversion price of the Amended Note was in excess of the stock price. As of June 30, 2006, the conversion rate was $1.00. The Amended Note bears interest at a rate of 10% on the principal balance of approximately $857,000 at June 30, 2006 and 2005. The Amended Note is collateralized by a continuing interest in all receivables, all products of such receivables and the proceeds thereof, all purchase orders, and all patents and technology now or hereafter held or received by the Company. The Amended Note is subordinated to the Accounts Receivable Purchase Agreement (see Note 5). The outstanding principal balance of the Amended Note is due in July 2008.

Interest paid to AMASYS totaled approximately $86,000 for each of the fiscal years ended June 30, 2006, 2005 and 2004.

Subsequent to the date of the balance sheet, AMASYS transferred the note to a third party (see Note 1).

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30:

	2006	2005
Computer Equipment	$1,285,762	$1,250,763
Furniture and Fixtures	52,967	52,967
Purchased Software and Software Development	2,524,244	2,524,244
Other Equipment	8,464	8,139
	3,871,437	3,836,113
Less Accumulated Depreciation and Amortization	(3,693,060)	(3,411,105)
Property and Equipment, Net	$178,377	$425,008

5.	AMOUNT DUE UNDER BANK FINANCING AGREEMENT

In December 2003, the Company entered into an Accounts Receivable Purchase Agreement with a Bank (the “Financing Agreement”), which provides for a revolving line of credit of up to $1 million collateralized by the Company’s accounts receivable. At June 30, 2006 no money was due to the Bank for advances under the Financing Agreement and as of June 30, 2005, approximately $152,000 was due under the Financing Agreement.

6.	CAPITAL LEASE OBLIGATIONS

In October 2003, the Company entered into a three-year capital lease agreement with Fidelity Capital to purchase a telephone system and related software in the amount of $44,552. The lease requires monthly installments of $1,685 and expires in October 2006. In May 2002, the Company entered into a $50,000 three-year capital lease agreement with Compaq Financial Services to purchase software and related maintenance. The lease called for monthly installments of $1,755 and expired in April 2005. In September 2002, the Company obtained a two-year financing agreement for $76,000 to purchase software and related maintenance with HP Financial Services that expired August 2004. The lease called for monthly installments of $3,634. The leased software is capitalized using the interest rates appropriate at the inception of the lease. Interest expense related to capital leases totaled approximately $3,500, $8,600, and $14,000 for the fiscal years ended June 30, 2006, 2005, and 2004, respectively.

Assets held under capital leases are reported as property and equipment as follows:

	June 30,
	2006	2005
Purchased software	$166,039	$166,039
Accumulated depreciation	161,088	142,016

Future minimum lease payments under the capital lease obligation at June 30, 2006 are $6,833, inclusive of interest of $200, payable in fiscal year ended June 30, 2007.

7.	SETTLEMENT AGREEMENT

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

Interest expense on the above note amounted to approximately $8,000 and $10,000 for the years ended June 30, 2005 and 2004, respectively.

8.	INCOME TAXES

Income taxes included in the statements of operations consist principally of alternative minimum tax, state income taxes and local franchise taxes. The tax provision for continuing operations differ from the amounts computed using the statutory federal income tax rate as follows:

	Fiscal Year Ended June 30,
	2006	2005	2004
Provision at statutory federal income tax rate	34.0%	34.0%	34.0%
Provision - state income tax	4.0	4.0	4.0
Permanent Items	1.2	--	--
Other Adjustments	(5.1)	--	--
Change in valuation allowance	(31.2)	(38.0)	(38.0)
Effective income tax rate	2.9%	0%	0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes.

Significant components of the deferred tax assets and liabilities were as follows:

	As of June 30,
	2006	2005
Deferred tax assets:
Amortization	7,694	12,509
Depreciation	199,299	120,483
Net operating loss carryforwards	1,497,178	1,601,504
Allowance for bad debts	30,170	68,688
Options to executives	293,545	29,124
Accruals	97,366	49,659
AMT credit carryforwards	5,066	5,550

Total deferred tax assets	2,130,318	1,887,517
Less: Valuation allowance	(2,130,318)	(1,887,517)

Net deferred tax asset	$-	$-

The Company has a net operating loss (NOL) carryforward available to offset future taxable income of approximately $3,940,000 as of June 30, 2006. The net change in valuation allowance during 2006 was an increase of approximately $243,000. The NOL expires in the years 2021 through 2024. Utilization of these net operating losses may be subject to limitations in the event of significant changes in stock ownership of the Company.

In assessing the realizability of its net deferred tax assets, management considers whether it is more likely than not that some portion or all of the net deferred tax assets are realizable. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of June 30, 2006, the Company provided a full valuation allowance of approximately $2,130,000 against its net deferred tax assets.

9.	STOCK OPTION PLANS

The Company’s 2003 Incentive Stock Plan (the “2003 Plan”) and 1995 Stock Option Plan (the "1995 Plan") provide for both incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options to purchase shares by key employees, consultants and directors of the Company. The 1995 Plan expired on October 12, 2005 and the Company will no longer grant options under its provisions. At this time, the company has not replaced the 1995 Plan and does not intend to do so. The exercise price of an incentive stock option is required to be at least equal to 100% of the fair market value of the Company’s common stock on the date of grant (110% of the fair market value in the case of options granted to employees who are 10% shareholders). The exercise price of a non-qualified stock option is required to be not less than the par value, nor greater than the fair market value, of a share of the Company’s common stock on the date of the grant. The term of an incentive or non-qualified stock option may not exceed ten years (five years in the case of an incentive stock option granted to a 10% stockholder), and generally vest within three years of issuance.

Effective July 1, 2005, we adopted Statement 123R, which requires the measurement and recognition of compensation expense for all stock-based payments made to our employees, including employee stock option, performance share, performance unit, restricted stock and restricted unit awards based on estimated fair value. We previously applied the provisions of Accounting Principles Board Opinion, or APB, No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations and provided the required pro forma disclosures under Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”).

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123(R), the Company’s net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below:

	Fiscal Year Ended June 30,
	2005	2004
Net Income (Loss), as reported	$728,586	$(1,212,287)
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	128,121	292,072
Pro Forma Net Income (Loss)	$600,465	$(1,504,359)

Basic and Diluted Income (Loss) Per Share, as reported	$0.05	$(0.09)

Basic and Diluted Income (Loss) Per Share, pro forma	$0.04	$(0.11)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Fiscal Year Ended June 30,
	2005	2004
Risk free rate of interest	4.00% to 4.48%	3.56% to 4.71%
Expected dividend yield	0%	0%
Expected life in years	10	10
Expected Volatility	1.50	1.50

We adopted Statement 123R using the modified prospective transition method beginning in fiscal 2006. Under this method, compensation cost recognized for the fiscal year ended June 30, 2006 includes: (a) compensation costs for all share based payments granted prior to, but not yet vested as of July 1, 2005, based on grant-date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of 123(R). Results for prior periods have not been restated. As a result of adopting Statement 123(R) on July 1, 2005, the Company’s income before income taxes and net income for the fiscal year ended June 30, 2006 was $772,488 lower than if it had continued to account for share-based compensation under APB Opinion 25. Basic earnings per share would have been $0.02 for the fiscal year ended June 30, 2006, had the Company not adopted SFAS 123(R) compared to $(0.03) for basic loss per share with the adoption. There would have been no effect on cash flow from operations and cash flow from financing activities for the year if the Company had not adopted Statement 123(R).

Information with respect to stock options under the 2003 and 1995 Plans is as follows:

	2006		2005		2004
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	1,332,929	$0.25	853,851	$0.36	2,872,858	$0.43
Granted	1,668,000	0.34	1,119,000	0.16	2,003,000	0.25
Reinstated	450,000	0.26
Exercised	(100,000)	0.10	-		(337,733)	0.10
Expired/ Forfeited	(38,680)	0.47	(639,922)	0.25	(3,684,274)	0.40
Outstanding at end of year	3,312,249	0.30	1,332,929	0.25	853,851	0.36
Options exercisable at end of year	3,122,429	0.30	884,955	0.29	600,524	0.41
Weighted average fair value of options granted		$0.47		$0.16		$0.25

The reinstated stock options reflect stock options previously written off by the Company and were rewarded to a former executive in settlement of a litigation proceeding in the year ended June 30, 2006 (see Note 7). These stock options have fully vested before fiscal year 2006 and, therefore, had no effect on the net loss for the year ended June 30, 2006.

The following table summarizes information about the stock options outstanding at June 30, 2006:

Outstanding				Exercisable
Exercise Price	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Number of Shares	Weighted- Average Exercise Price
$ 0.10-0.63	3,273,249	$ 0.27	8.3	3,083,429	$ 0.28
$ 1.50-1.81	19,500	$ 1.65	3.8	19,500	$ 1.65
$ 2.05-4.88	19,500	$ 3.04	3.9	19,500	$ 3.04
	3,312,249			3,122,429

As of June 30, 2006, 3,122,429 stock option grants had vested. Of this total, 1,514,629 were granted prior to July 1, 2005, and 1,607,800 were granted subsequent to July 1, 2005. In the fiscal year ended June 30, 2006, 100,000 options were exercised with an intrinsic value of approximately $3,000.

The weighted average remaining contractual term for stock options that were outstanding as of June 30, 2006 was approximately 8.2 years. The weighted average remaining contractual term for stock options that were exercisable as of June 30, 2006 was approximately 8.3 years. The intrinsic value for stock options outstanding and exercisable as of June 30, 2006 was approximately $195,000 and $189,000, respectively.

A summary of the status of the Company’s nonvested shares as of June 30, 2006, and changes during fiscal 2006, is presented as follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2005	448,304	$.17
Granted	1,668,000.47
Vested	(1,887,804)	.42
Forfeited	(38,680)	.47
Nonvested at June 30, 2006	189,820	$.23

The fair value of stock options issued in fiscal 2006 was estimated to be $0.47, using a Black-Scholes-option pricing model. The model considers assumptions related to exercise price, expected volatility, risk-free interest rate, and the weighted average expected term of the stock option grants. Expected volatility assumptions utilized in the model were based on historical volatility of the Company’s stock price over the expected term. The risk-free rate is derived from the U.S. Treasury yield. The expected term of options represents the period of time that options granted are expected to be outstanding. A total of 1,668,000 options were granted in fiscal 2006. The fair values of options granted in the fiscal 2006 were estimated at the date of grant with the following assumptions:

Risk-free interest rate	4.2%
Expected Volatility Factor	169%
Expected life (in years)	6.2
Exercise Price	$0.34
Expected Dividend	0
Fair Value of each option	$0.47

As of June 30, 2006, the Company had one share-based plan, which is described above. The 1995 plan expired as of October 12, 2005. The compensation cost charged against income for this plan was $772,488 for the fiscal 2006. This number includes (a) $49,716 of cost from compensation costs for all share based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of Statement 123, and (b) $722,772 of compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of 123(R), net of 5% discount for post vesting forfeitures based on an overall low turnover. No income tax benefits are recognized in the income statement for share-based arrangements due to the utilization of federal and state net operating loss carryforwards.

Stock-based compensation costs are allocated in operating expense categories as follows:

For the Year Ended
June 30, 2006
Technical Operations & Support	$53,520
Sales & Marketing	41,579
General & Administrative	677,389
Total Stock-based Compensation costs	$772,488

As of June 30, 2006, the total compensation cost related to non-vested awards not yet recognized is $47,425. The period over which this cost will be recognized is 14 months.

10.	EMPLOYEE STOCK PURCHASE PLAN

In December 1997, stockholders approved the 1997 Employee Stock Purchase Plan. The Company has 600,000 shares reserved for issuance under the Plan as of June 30, 2006. The purpose of the Plan is to secure for the Company and its stockholders the benefits of the incentive inherent in the ownership of Common Stock by present and future employees of the Company. The Plan is intended to comply with the terms of Section 423 of the Internal Revenue Code of 1986, as amended, and Rule 16b-3 of the Securities Exchange Act of 1934. Under the terms of the Plan individual employees may pay up to $10,000 per calendar year for the purchase of the Company’s common shares at 85% of the determined market price.

11.	SUPPLEMENTARY INFORMATION

Interest

The Company made payments for interest of approximately $91,000, $128,000, and $121,000 for the fiscal years ended June 30, 2006, 2005 and 2004, respectively.

Income Taxes

The Company made payments for income taxes of approximately $17,100; $560 and $425 for the fiscal years ended June 30, 2006, 2005 and 2004, respectively.

Allowance for Doubtful Accounts

The following table summarizes activity in the allowance for doubtful accounts:

	Fiscal Year Ended June 30,
	2006	2005	2004
Beginning Balance	$180,758	$155,961	$140,500
Additions - charged to operating expenses	—	45,000	49,934
Write-Offs	(101,362)	(20,203)	(34,473)
Balance at End of Year	$79,396	$180,758	$155,961

Non-cash investing activity

During fiscal year 2004, the Company incurred a capital lease obligation in the amount of $44,552.

12.	COMMITMENTS AND CONTINGENCIES

The Company leases office space under non-cancelable operating leases that expire at various dates through June 2009. The leases require fixed escalations and payment of property taxes, insurance and maintenance costs.

The future minimum rental commitments under operating leases are as follows:

Fiscal year ending June 30,	Minimum Rental Commitments
2007	$207,729
2008	214,892
2009	135,681
$558,302

Rent expense, included in general and administrative expenses, under all operating leases totaled approximately $202,000, $160,000 and $737,000 for the fiscal years ended June 30, 2006, 2005, and 2004, respectively.

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

In May 2005, Comtex entered into a two-year employment agreement with one of its key executives. The agreement provides for a base salary of approximately $160,000 per annum and for an annual bonus, as defined in the agreement. For the second year of this contract, the base salary has been increased to $170,000. The term may be extended by the written agreement of the parties.

On April 15, 2004, each of the Company’s former Chairman/CEO and President, who both resigned on February 5, 2004, filed separate demands for arbitration against the Company related to the terms of their employment agreements. The demands alleged breaches of the employment agreements and requested payment of approximately $129,000 to the former employees. On August 8, 2006, an arbitrator denied the former President’s claim, awarding only a bonus, vacation pay and certain previously granted options, none of which was in dispute. Because both parties have requested additional clarification of certain portions of the settlement, the end result remains uncertain. The Company continues to deny the former CEO’s allegations and continues to vigorously defend this action. Based upon events to date in the arbitration, the Company has accrued approximately $80,000 in expenses as of June 30, 2006.

13.	401(K) PLAN

The Company has a 401(k) plan available to all full-time employees who meet a minimum service requirement. Employee contributions are voluntary and are determined on an individual basis with a maximum annual amount equal to the maximum amount allowable under federal tax regulations. All participants are fully vested in their contributions. The 401(k) plan provides for discretionary Company contributions. The Company did not make any contributions during the fiscal years ended June 30, 2006, 2005 and 2004.

14.	SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of selected quarterly results of operations for the years ended June 30, 2006 and 2005.

	Quarter Ended:
	September 30, 2005	December 31, 2005	March 31, 2006	June 30, 2006
Revenues	$1,966,431	$1,932,612	$1,966,772	$1,810,709
Gross Profit	1,060,004	994,204	1,064,568	882,377
Net Income (Loss)	62,882	(184,177)	(125,268)	(211,544)
Net Income (Loss) per share, basic	$0.01	$(0.01)	$(0.01)	$(0.02)
Shares used in per share calculation, basic	13,600,247	13,700,247	13,700,247	13,700,247
Net Income (Loss) per share, diluted	$0.01	$(0.01)	$(0.01)	$(0.02)
Shares used in per share calculation, diluted	14,784,325	13,700,247	13,700,247	13,700,247

	Quarter Ended:
	September 30, 2004	December 31, 2004	March 31, 2005	June 30, 2005
Revenues	$1,987,349	$2,085,578	$1,927,293	$1,970,272
Gross Profit	1,007,567	1,118,562	1,009,708	1,059,523
Net Income	96,278	119,447	82,031	430,830
Net Income per share, basic	0.01	$0.01	$0.01	$0.03
Shares used in per share calculation, basic	13,598,836	13,600,247	13,600,247	13,600,247
Net Income per share, diluted	$0.01	$0.01	$0.01	0.03
Shares used in per share calculation, diluted	14,706,989	14,645,388	14,745,616	14,646,572