Form 10QSB
period 2006-09-30
COMTEX NEWS NETWORK INC
filed 2006-11-14
CIK 352988

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

 X       Quarterly report pursuant to Section 13 or 15(d) of the Securities
-------  Exchange Act of 1934


For the quarterly period ended September 30, 2006 or

         Transition report pursuant to Section 13 or 15(d) of the Securities ------- Exchange Act of 1934

For the transition period from __________ to ___________

Commission file number    0-10541
                      -----------

                            COMTEX NEWS NETWORK, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

                     Delaware                     13-3055012
                     --------                     ----------
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


Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
         ----   ----

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act.) Yes     No X
                                    ----   ----

As of November 14, 2006, 13,702,247 shares of the Common Stock of the registrant, par value $0.01 per share, were outstanding.


Transitional small business disclosure format (check one):   Yes    No   X
                                                                ----   ----


                            COMTEX NEWS NETWORK, INC.
                                TABLE OF CONTENTS



Part I   Condensed Financial Information:                                      PAGE NO.
                                                                               --------
         Item 1.  Condensed Financial Statements

                  Condensed Balance Sheets                                       2
                  as of September 30, 2006 (unaudited)
                  and June 30, 2006

                  Condensed Statements of Income                                 3
                  for the Three Months Ended
                  September 30, 2006 and 2005 (unaudited)

                  Condensed Statements of Cash Flows                             4
                  for the Three Months Ended
                  September 30, 2006 and 2005 (unaudited)

                  Notes to Condensed Financial Statements                        5

         Item 2.  Management's Discussion and Analysis                           9
                  or Plan  of Operation


         Item 3.  Controls and Procedures                                       12

Part II  Other Information:

         Item 1.  Legal Proceedings                                             13
         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds   13
         Item 3.  Defaults Upon Senior Securities                               13
         Item 4.  Submission of Matters to a Vote of Security Holders           13
         Item 5.  Other Information                                             14
         Item 6.  Exhibits                                                      14


SIGNATURES                                                                      15



Part I   Condensed Financial Information
Item 1. Condensed Financial Statements
                                    Comtex News Network, Inc.
                                    Condensed Balance Sheets


                                                                September 30,         June 30,
                                                                    2006                2006
                                                                ------------       ------------
ASSETS                                                           (Unaudited)
 CURRENT ASSETS
  Cash                                                          $  1,725,977       $  1,881,739
  Accounts Receivable, Net of Allowance of $79,396
  at September 30, 2006 and June 30, 2006                            844,979            843,644
  Prepaid Expenses and Other Current Assets                           36,267             27,982
                                                                ------------       ------------

     TOTAL CURRENT ASSETS                                          2,607,223          2,753,365

 PROPERTY AND EQUIPMENT, NET                                         168,844            178,377

 DEPOSITS AND OTHER ASSETS                                            70,448             36,922

                                                                ------------       ------------
TOTAL ASSETS                                                    $  2,846,515       $  2,968,664
                                                                ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
 Accounts Payable and Other Accrued Expenses                    $    995,972       $  1,160,924
 Accrued Payroll Expense                                             171,793            197,356
 Deferred Revenue                                                     15,168             14,214
 Capital Lease Obligations, Current                                    1,810              6,633
                                                                ------------       ------------
    TOTAL CURRENT LIABILITIES                                      1,184,743          1,379,127

 LONG-TERM LIABILITIES:
  Long-Term Note Payable                                             856,954            856,954
  Deferred Rent                                                          288              2,014
                                                                ------------       ------------

     TOTAL LONG-TERM LIABILITIES                                     857,242            858,968
                                                                ------------       ------------

TOTAL LIABILITIES                                                  2,041,985          2,238,095

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

  Common Stock, $0.01 Par Value - 25,000,000 Shares Authorized;
  13,702,247 and 13,700,247 Shares issued and outstanding,
  as of September 30, 2006 and June 30, 2006, respectively           137,022            137,002
  Additional Paid-In Capital                                      13,105,834         13,093,386
  Accumulated Deficit                                            (12,438,326)       (12,499,819)
                                                                ------------       ------------
      Total Stockholders' Equity                                     804,530            730,569

                                                                ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $  2,846,515       $  2,968,664
                                                                ============       ============

 The accompanying "Notes to Financial Statements" are an integral part of these financial statements



                            Comtex News Network, Inc
                         Condensed Statements of Income
                                   (Unaudited)

                                                                  Three months ended
                                                                     September 30,
                                                         ----------------------------------
                                                              2006                 2005
                                                         ----------------------------------

Revenues                                                 $  1,750,975       $  1,996,431

Cost of Revenues
 (including depreciation and amortization expense
 of approximately $14,000 and $45,000, respectively)
                                                              762,288            936,427
                                                         ----------------------------------
     Gross Profit                                             988,687          1,060,004

Operating Expenses:
 Technical Operations and Support (Inclusive of
      stock-based compensation of $ 1,851 and
      $8,138, for the three months ended
      September 30, 2006 and 2005, respectively)              286,675            328,253
 Sales and Marketing (Inclusive of stock-based
      compensation of $ 2,327and $5,663, for the
      three months ended September 30, 2006
      and 2005, respectively)                                 178,057            149,225
 General and Administrative (Inclusive of
      stock-based compensation of $ 7,770 and
      $102,921, for the three months ended
      September 30, 2006 and 2005, respectively)              438,202            417,922
 Depreciation and Amortization                                 21,157             60,839
                                                         ----------------------------------
   Total Operating Expenses                                   924,091            956,239

   Operating Income                                            64,596            103,765

Other Income (Expense), net
 Interest Expense, net of interest income
   of $4,916 in 2006                                          (16,740)           (24,983)

 Other Income                                                  18,896                  -
                                                         ----------------------------------
   Other Income (Expense), net                                  2,156            (24,983)

Income Before Income Taxes                                     66,752             78,782

Income Taxes                                                    5,259             15,900
                                                         ----------------------------------
Net Income                                               $     61,493       $     62,882
                                                         ==================================

Basic Earnings Per Common Share                          $       0.00       $       0.01
                                                         ==================================

Weighted Average Number of Common Shares                   13,700,334         13,600,247
                                                         ==================================

Diluted Earnings Per Common Share                        $       0.00       $       0.01
                                                         ==================================

Weighted Average Number of Shares Assuming Dilution        14,862,450         14,784,325
                                                         ==================================

 The accompanying "Notes to Financial Statements" are an integral part of these financial statements


                            Comtex News Network, Inc.
                       Condensed Statements of Cash Flows
                                   (Unaudited)



                                                              Three Months Ended
                                                                 September 30,
                                                       ------------      ------------
                                                           2006               2005
                                                       ------------      ------------

Cash Flows from Operating Activities:
 Net Income                                            $    61,493       $    62,882
Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
  Depreciation and Amortization                             35,037           105,639
  Stock Based Compensation                                  11,948           116,722
  Changes in Assets and Liabilities:
     Accounts Receivable                                    (1,335)         (193,359)
     Prepaid Expenses and Other Current Assets              (8,285)          189,867
     Deposits & Other Assets                               (33,526)            5,000
     Accounts Payable and Accrued Expenses                (164,952)           51,703
     Accrued Payroll Expense                               (25,563)           15,931
     Deferred Revenue                                          954             1,183
     Deferred Rent                                          (1,726)           (3,078)
                                                       ------------      ------------

  Net Cash (Used in) Provided by Operating                (125,955)          352,490
Activities

Cash Flows used in Investing Activity -
  Purchases of Property and Equipment                      (25,504)          (18,519)
                                                       ------------      ------------

Cash Flows from Financing Activities:
  Repayments - Capital Lease Obligations                    (4,823)           (3,783)
  Repayments on Bank Financing Agreement                         -          (151,713)
  Proceeds from Exercise of Stock Options                      520                 -
                                                       ------------      ------------
  Net Cash (Used in) Financing Activities                   (4,303)         (155,496)

Net (Decrease) Increase in Cash                           (155,762)          178,475

Cash at Beginning of Period                              1,881,739         1,225,323
                                                       ------------      ------------


Cash at End of Period                                  $ 1,725,977       $ 1,403,798
                                                       ============      ============


Supplemental Disclosure of Cash Flow Information:
  Cash paid for income taxes                           $     2,359       $    15,900
  Cash paid for interest                               $    21,656       $    24,983


 The accompanying "Notes to Financial Statements" are an integral part of these financial statements

                            COMTEX NEWS NETWORK, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 2006

1.      Basis Of Presentation
        ---------------------

        The accompanying condensed interim financial statements of Comtex News Network, Inc. (the "Company" or "Comtex") are unaudited, but in the opinion of management reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet at June 30, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2006 ("2006 Form 10-K"), filed with the Securities and Exchange Commission on September 28, 2006.

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


The Company has two stock-based employee compensation plans, which are described more fully below. Prior to July 1, 2005, the Company accounted for these plans under the recognition and measurement provisions of APB Opinion 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations, as permitted by SFAS Statement No.123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Effective July 1, 2005, the Company adopted the fair value recognition provisions of SFAS Statement No. 123(R), SHARE-BASED PAYMENT, using the modified-prospective transition method. Under this method, compensation cost recognized for the three month periods ended September 30, 2006 and 2005 includes: (a) compensation costs for all share based payments granted prior to, but not yet vested as of July 1, 2005, based on grant-date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated. As a result of adopting Statement 123(R) on July 1, 2005, the Company's income before income taxes and net income for the three month periods ended September 30, 2006 and September 30, 2005 were approximately $12,000 and $117,000 lower, respectively, than if it had continued to account for share-based compensation under APB Opinion 25. There would have been no effect on basic and diluted earnings per share, cash flow from operations and cash flow from financing activities for the three month periods ended September 30, 2006 and September 30, 2005, if the Company had not adopted statement 123(R).

The Company did not issue any stock options during the three month period ended September 30, 2006.

Stock Option Plans
Stock options are typically granted to employees with an exercise price equal to the market price of the Company's stock at the date of grant. Stock options are issued in accordance with a vesting schedule, generally vest over one to three years, and have a term of 10 years. Compensation expense for stock options is recognized over the requisite service period for each separately vesting portion of the stock option award.

Information regarding the 1995 and 2003 Plans is summarized below.

                                                                   Weighted
                                               Number of           Average
                                               Options          Exercise Price
                                             ------------    -------------------
Outstanding at June 30, 2006                   3,312,249            $     0.30
  Granted                                              -                     -
  Exercised                                       (2,000)           $     0.26

  Forfeited                                      (33,650)           $     0.34
                                             ------------    -------------------
Outstanding at September 30, 2006              3,276,599            $     0.30
                                             ============    ===================

Exercisable at September 30, 2006              3,166,129            $     0.30
                                             ============    ===================

As of September 30, 2006, 3,166,129 stock option grants had vested. Of this total, 1,576,829 were granted prior to July 1, 2005, and 1,589,300 were granted subsequent to July 1, 2005. During the three months ended September 30, 2006, 2,000 options were exercised.


As of September 30, 2006, the Company had two share-based plans, the 1995 Plan and the 2003 Plan, which are described above. The 1995 Plan expired as of October 12, 2005 and the Company currently has no plan to renew it or replace it with a new stock option plan. The compensation cost charged against income for the 1995 Plan was $11,948 for the three months ended September 30, 2006. This number includes (a) $7,259 of cost from compensation costs for all share based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of Statement 123(R), and (b) $4,689 of compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R), net of 5% discount for post vesting forfeitures based on an overall low turnover. No income tax benefits are recognized in the income statement for share-based arrangements due to the utilization of federal and state net operating loss carryforwards.

Stock-based Compensation costs are allocated in operating expense categories as follows:

                                     For the Three Months ended
                                           September 30,
                                           -------------

                                          2006        2005
                                        --------    --------

 Technical Operations & Support         $  1,851    $  8,138
 Sales & Marketing                         2,327       5,663
 General & Administrative                  7,770     102,921
                                        --------    --------

Total Stock-Based Compensation Costs    $ 11,948    $116,722
                                        ========    ========

As of September 30, 2006, the total compensation cost related to non-vested options not yet recognized is $35,231. The period over which this cost will be recognized is 11 months.

Total compensation cost classified as marketing expense pertains to options granted to employees in the marketing department.

Income per share is presented in accordance with the provisions of SFAS No. 128, "Earnings Per Share" ("EPS"). Basic EPS excludes dilution for potentially dilutive securities and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Diluted EPS, equal to $0.00 and $0.01 for the three month periods ended September 30, 2006 and 2005, respectively do not include the effects of options to purchase approximately 0.8 million and 1.8 million shares as the inclusion of these options would have been anti-dilutive due to the options' exercise prices being greater than the average market price of the Company's common shares during the respective periods.

2.      Income Taxes
        ------------

There is no provision for regular income taxes for the three month periods ended September 30, 2006 and 2005 due to the utilization of federal and state net operating loss carryforwards. The provision for income tax for the three month periods ended September 30, 2006 and 2005 is due to the alternative minimum tax.

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


3.      Commitments and Contingencies
        -----------------------------


On April 15, 2004, the Company's former Chairman/CEO and President, who both resigned on February 5, 2004, filed a demand for arbitration against the Company related to the terms of their employment agreements. The demand alleged a breach of the employment agreements and requested payment of approximately $129,000 to the former employees. On August 8, 2006, an arbitrator denied the former President's claim, awarding only a bonus, vacation pay and certain previously granted options, none of which was in dispute. The Company continues to deny the allegations presented by the former Chairman/CEO and intends to vigorously defend this action. Based upon events to date in the arbitration, the Company has accrued a liability of approximately $61,000 at September 30, 2006.

The Company is also involved in routine legal proceedings occurring in the ordinary course of business, which in the aggregate are believed by management to be immaterial to our financial condition.


4.      Notes Payable
        -------------


In December 2003, the Company entered into an Accounts Receivable Purchase Agreement (the "Financing Agreement"), with the Silicon Valley Bank (the "Bank") which provides for a revolving line of credit of up to $1 million collateralized by the Company's accounts receivable. As of September 30, 2006, the balance due to the Bank related to advances under the Financing Agreement was fully repaid.

On December 9, 2003, the Company executed an amendment to the Amended, Consolidated and Restated 10% Senior Subordinated Secured Note (the "Amended Note"), payable to AMASYS Corporation ("AMASYS"), an affiliated Company, (said amendment the "Third Amendment") for the purpose of reducing the price at which the Amended Note may be converted into common stock of the Company. Pursuant to the Third Amendment, AMASYS agreed to subordinate the Amended Note to both the Company's note payable to its former landlord and to the Financing Agreement. In consideration for these subordination agreements, the Company agreed to reduce the conversion price stipulated in the Amended Note from the previously-stated conversion price of $1.20 per share to $0.75 per share, and to increase this conversion price by $0.05 every one hundred and eighty (180) days thereafter. At the date of the transaction the conversion price of the Amended Note was in excess of the stock price. As of September 25, 2006, the Amended Note had a principal balance of $856,954 and the conversion rate was $1.00. AMASYS executed an agreement on September 26, 2006 to redeem from the holders of its Preferred Stock, pro rata to their respective ownership interests, 55,209 shares of AMASYS Series A Preferred Stock in exchange for: (a) AMASYS' entire interest in the outstanding Amended Note of Comtex in the amount of $856,954; and (b) 2,153,437 shares of Comtex common stock. Therefore, as of September 26, 2006 AMASYS no longer holds the Comtex Note and does not own any shares of Comtex common stock.



Item 2.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
            ---------------------------------------------------------

The following discussion of our financial condition and results of operations should be read in conjunction with financial statements and the related notes included elsewhere in this Form 10-QSB and the consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended June 30, 2006 filed with the Securities and Exchange Commission on September 28, 2006. Historical results and percentage relationships among any amounts in the Condensed Financial Statements are not expected to be indicative of trends in operating results for any future period.

FORWARD-LOOKING STATEMENTS

This Form 10-QSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those contemplated in these forward-looking statements. In particular, the risks and uncertainties include those described in our annual report on Form 10-K, for the year ended June 30, 2006 and in other periodic Securities and Exchange Commission filings. These risks and uncertainties include, among other things, the consolidation of the Internet news market; competition within our markets; the financial stability of our customers; maintaining a secure and reliable news-delivery network; maintaining relationships with key content providers; attracting and retaining key personnel; the volatility of our Common Stock price; successful marketing of our services to current and new customers; and operating expense control.

Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise the information contained in this Form 10-QSB, whether as a result of new information, future events or circumstances or otherwise.


RESULTS OF OPERATIONS
---------------------

Comparison of the three months ended September 30, 2006, to the three months ended September 30, 2005

During the three months ended September 30, 2006, we reported net income of approximately $61,000 compared to net income of approximately $63,000 during the three months ended September 30, 2005. As discussed below, net income decreased slightly with an increase in other income and a decrease in income tax expense slightly offsetting a decline in operating income.

Revenues consist primarily of royalty revenues and fees from the licensing of content products to information distributors. During the three months ended September 30, 2006, total revenues were approximately $1,751,000 or approximately $245,000 (12%) less than the total revenues for the three months ended September 30, 2005. The decline in revenues was the direct result of consolidation among customers, primarily in the Internet and personal investor markets.

Our cost of revenues consists primarily of content license fees and royalties to information providers, depreciation expense on our production software, and data communication costs for the delivery of our products to customers. The cost of revenues for the three months ended September 30, 2006 was approximately $762,000 or approximately $174,000 (19%) less than the cost of revenues for the three months ended September 30, 2005. The decrease in cost was primarily due to a decrease in royalty revenue, renegotiation of fixed costs associated with certain content providers, and a decrease in software depreciation expense.

Gross profit for the three months ended September 30, 2006 was approximately $989,000 or approximately $71,000 (7%) less than the gross profit for the same period in the prior year. The gross profit as a percentage of revenue increased for the three months ended September 30, 2006 to approximately 56% from approximately 53% for the three months ended September 30, 2005. The increase, as noted in the above paragraphs, is due to the negotiation of lower fixed costs and the decreased software depreciation expense.

Total operating expenses for the three months ended September 30, 2006 were approximately $924,000 representing an approximate $32,000 (3.4%) decrease in operating expenses from the three months ended September 30, 2005. The decrease in expenses resulted primarily from a decrease in stock-based compensation and depreciation and amortization expenses partially offset by an increase in general and administrative expenses.

Technical operations and support expenses during the three months ended September 30, 2006 decreased approximately $42,000 (13%) from the three months ended September 30, 2005. The decrease is primarily due to a change in allocation of expenses between the technical operations and support category and the sales and marketing category, and a decrease in payroll expenses. Also, decreased expenses related to technology have contributed to this reduction.

Sales and marketing expenses increased by approximately $29,000 (19%) for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. The increase is due to the change in expense allocation between technical operations and support category and the sales and marketing category as described above, an increase in the use of consulting services, partially offset by a decrease in payroll expense resulting from decreases in personnel and related commission expenses over the same period in the prior year.

General and administrative expenses for the three months ended September 30, 2006 increased approximately $20,000 (5%) over G&A expenses for the comparable quarter of the prior year. The increase resulted primarily from an increase in professional fees, payroll expenses, rent and expenses associated with sales efforts by senior executives. These increases were partially offset by an approximate $95,000 decrease in stock-based compensation charges as compared to the prior year.

Depreciation and amortization expense for the three months ended September 30, 2006 decreased approximately $40,000 (65%) from the same period in the prior year. The decrease was due primarily to the disposal of assets in prior years and the continued efforts of management not to invest in major fixed asset acquisitions.

Other income, net of other expense, for the three months ended September 30, 2006 was approximately $2,000, compared to other expense, net of other income amount of approximately $25,000 the three months ended September 30, 2005. This change from the prior year was mainly due to a decrease in interest expense and recovery of previously recorded bad debts.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------

For the three months ended September 30, 2006, we had operating income of approximately $65,000 and net income of approximately $61,000. At September 30, 2006, we had working capital of approximately $1,422,000, compared to working capital of approximately $1,374,000 at June 30, 2006. We had net stockholders' equity of approximately $805,000 and $731,000 at September 30, 2006 and June 30, 2006 respectively. The increase in stockholders' equity is due primarily to the net income for the three months ended September 30, 2006 before recording stock-based compensation.

We had cash of approximately $1,726,000 at September 30, 2006, compared to approximately $1,882,000 at June 30, 2006. For the three months ended September 30, 2006, the Company used approximately $156,000 in cash.

We made capital expenditures of approximately $26,000 during the three months ended September 30, 2006, primarily for computer and communications equipment to replace outdated equipment. Financing activities resulted in payments of approximately $5,000 made on capital leases and approximately $500 of proceeds from the exercise of stock options.


The Company's future contractual obligations and commitments as of September 30, 2006 are as follows:

                                  AMOUNTS DUE BY PERIOD
                      -------------------------------------------
                         2007             2008            2009           TOTAL
                      ----------------------------------------------------------
Operating Leases      $  159,997      $  214,892      $  135,681      $  510,570
Capital Leases             1,779            --              --             1,779
Note Payable                --              --           856,954         856,954
                      ----------------------------------------------------------
   Total              $  161,776      $  214,892      $  992,635      $1,369,303
                      ==========================================================


Currently we are dependent on our cash reserves to fund operations. We have the option available to use accounts receivable financing through the Bank. Although we recorded a greater net income for the quarter ended September 30, 2006 than the prior year period, our revenue base declined compared to the first quarter of the prior fiscal year. Assuming a continuing erosion of revenue without an infusion of capital, the Company is at risk of being unable to generate sufficient liquidity to meet its obligations. The Company utilized and will utilize its Financing Agreement, should the need arise, to meet its liquidity needs. Further corporate consolidation or market deterioration affecting our customers could impair our ability to generate such revenues. No assurance may be given that we will be able to maintain the revenue base or the profitable operations that may be necessary to achieve our liquidity needs.

EBITDA, as defined below, was approximately $111,000 for the three months ended September 30, 2006 compared to EBITDA, of approximately $327,000 for the three months ended September 30, 2005. The decrease in EBITDA during the three months ended September 30, 2006 compared to the three-month period in the prior year is the net result of decreased revenues and stock based compensation, as well as increased operating expenses, partially offset by reduced cost of revenues.

The table below shows the reconciliation from net income to EBITDA (in thousands);

                                              Three Months
                                          Ended September 30,
                                          2006          2005
                                      --------------------------
Reconciliation to EBITDA:
 Net Income                              $  61          $  63

 Stock Based Compensation                   12            117

 Depreciation and Amortization              35            106

 Interest/Other (Income) Expense            (2)            25

 Income Taxes                                5             16
                                      --------------------------
 EBITDA                                  $ 111          $ 327


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



Item 3.
         CONTROLS AND PROCEDURES
         -----------------------

The Company's Chief Executive and Principal Accounting Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) or 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of the foregoing evaluation.


Part II.  Other Information


Item 1. Legal Proceedings

On April 15, 2004, the Company's former Chairman/CEO and President, who both resigned on February 5, 2004, filed a demand for arbitration against the Company related to the terms of their employment agreements. The demands alleged breaches of the employment agreements and requested payment of approximately $129,000 to the former employees. On August 8, 2006, an arbitrator denied the former President's claim, awarding only a bonus, vacation pay and certain previously granted options, none of which was in dispute. The Company continues to deny the allegations presented by the former Chairman/CEO and intends to vigorously defend this action. Based upon events to date in the arbitration, the Company has accrued approximately $61,000 in expenses.

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

                                    COMTEX NEWS NETWORK, INC.
                                    -------------------------
                                         (Registrant)

November 14, 2006                   By: /s/Chip Brian
                                        --------------------------
                                    Chip Brian
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


November 14, 2006                   By: /s/Richard D.Henderson
                                        ----------------------
                                    Richard D. Henderson, CPA.
                                    Treasurer & Controller
                                    (Principal Accounting Officer)