Form 10QSB
period 2006-12-31
COMTEX NEWS NETWORK INC
filed 2007-02-14
CIK 352988

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2006 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to ___________

Commission file number 0-10541
                      --------

                            COMTEX NEWS NETWORK, INC.
                            -------------------------
       (Exact name of small business issuer as specified in its charter)

                  Delaware                                   13-3055012
                  --------                                   ----------
        (State or other jurisdiction                      (I.R.S. Employer
     of incorporation or organization)                  Identification No.)

       625 North Washington Street, Suite 301, Alexandria, Virginia 22314
       ------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code: (703) 820-2000
                                                   ---------------

Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No [X]


As of February 2, 2007, 13,702,247 shares of the Common Stock of the registrant, par value $0.01 per share, were outstanding.

Transitional small business disclosure format (check one): Yes [ ] No [X]

                            COMTEX NEWS NETWORK, INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
Part I  Condensed Financial Information:

        Item 1. Condensed Financial Statements

                Condensed Balance Sheets                                    2
                as of December 31, 2006 (unaudited)
                and June 30, 2006

                Condensed Statements of Operations                          3
                for the Three and Six Months Ended
                December 31, 2006 and 2005 (unaudited)

                Condensed Statements of Cash Flows                          4
                for the Six Months Ended
                December 31, 2006 and 2005 (unaudited)

                Notes to Condensed Financial Statements                     5

        Item 2. Management's Discussion and Analysis                       10
                or Plan of Operation

        Item 3. Controls and Procedures                                    15

Part II Other Information:

        Item 1. Legal Proceedings                                          15
        Item 2. Unregistered Sales of Equity Securities and Use of
                Proceeds                                                   15
        Item 3. Defaults Upon Senior Securities                            15
        Item 4. Submission of Matters to a Vote of Security Holders        15
        Item 5. Other Information                                          15
        Item 6. Exhibits                                                   15

SIGNATURES                                                                 16

Part I Condensed Financial Information

Item 1. Condensed Financial Statements

                            Comtex News Network, Inc.
                            Condensed Balance Sheets

                                                                   December 31,     June 30,
                                                                       2006           2006
                                                                   ------------   ------------
                                                                    (Unaudited)
ASSETS

   CURRENT ASSETS
   Cash                                                            $  1,220,152   $  1,881,739
   Marketable Securities                                                327,527
   Accounts Receivable, Net of Allowance of $115,396 and $79,396
      at December 31, 2006 and June 30, 2006, respectively              878,102        843,644
   Prepaid Expenses                                                      33,332         27,982
                                                                   ------------   ------------

      TOTAL CURRENT ASSETS                                            2,459,113      2,753,365

   PROPERTY AND EQUIPMENT, NET                                          198,949        178,377

   DEPOSITS AND OTHER ASSETS                                             43,253         36,922

                                                                   ------------   ------------
TOTAL ASSETS                                                       $  2,701,315   $  2,968,664
                                                                   ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES:
   Accounts Payable and Other Accrued Expenses                     $    929,970   $  1,160,924
   Accrued Payroll Expense                                              157,689        197,356
   Deferred Revenue                                                      14,743         14,214
   Capital Lease Obligations, Current                                                    6,633
                                                                   ------------   ------------

       TOTAL CURRENT LIABILITIES                                      1,102,402      1,379,127

   LONG-TERM LIABILITIES:
   Long-Term Note Payable                                               856,954        856,954
   Deferred Rent                                                                         2,014
                                                                   ------------   ------------

      TOTAL LONG-TERM LIABILITIES                                       856,954        858,968
                                                                   ------------   ------------

TOTAL LIABILITIES                                                     1,959,356      2,238,095

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

   Common Stock, $0.01 Par Value - 25,000,000 Shares
      Authorized; 13,702,247 and 13,700,247 Shares issued and
      outstanding, as of December 31, 2006 and June 30, 2006,
      respectively                                                      137,022        137,002
   Additional Paid-In Capital                                        13,116,547     13,093,386
   Accumulated Deficit                                              (12,511,610)   (12,499,819)
                                                                   ------------   ------------
      Total Stockholders' Equity                                        741,959        730,569

                                                                   ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  2,701,315   $  2,968,664
                                                                   ============   ============

      The accompanying "Notes to Financial Statements" are an integral part of these financial statements

                            Comtex News Network, Inc
                       Condensed Statements of Operations
                                   (Unaudited)

                                                              Three months ended           Six months ended
                                                                 December 31,                December 31,
                                                          -------------------------   -------------------------
                                                              2006          2005          2006          2005
                                                          -------------------------   -------------------------
Revenues                                                  $ 1,699,227   $ 1,932,612   $ 3,450,202   $ 3,929,043
Cost of Revenues
   (including depreciation and amortization expense
   of approximately $11,000, $37,000, $25,000 and
   $82,000, respectively)                                     764,465       938,407     1,526,753     1,874,834
                                                          -------------------------   -------------------------
      Gross Profit                                            934,762       994,205     1,923,449     2,054,209

Operating Expenses:
   Technical Operations and Support (Inclusive of
      stock-based compensation of $1,851 and $22,223,
      for the three months ended December 31, 2006 and
      2005, respectively and $3,702 and $30,361, for
      the six months ended December 31, 2006 and 2005,
      respectively)                                           287,723       336,627       574,398       664,880
   Sales and Marketing (Inclusive of stock-based
      compensation of $ 2,289 and $16,756, for the
      three months ended December 31, 2006 and 2005,
      respectively and $4,616 and $22,419, for the six
      months ended December 31, 2006 and 2005,
      respectively)                                           205,925       174,308       383,982       323,533
   General and Administrative (Inclusive of
      stock-based compensation of $ 6,573 and $282,074,
      for the three months ended December 31, 2006 and
      2005, respectively and $14,343 and $384,995, for
      the six months ended December 31, 2006 and 2005,
      respectively)                                           477,203       606,875       904,738     1,024,797

   Depreciation and Amortization                               17,784        38,112        38,941        98,951
                                                          -------------------------   -------------------------
      Total Operating Expenses                                988,635     1,155,922     1,902,059     2,112,161

      Operating (Loss)/ Income                                (53,873)     (161,717)       21,390       (57,952)

Other expense, net
   Interest Expense, net of interest income
      of $5,181, $0, $10,097, and $0, respectively            (16,243)      (22,460)      (32,983)      (47,443)
Realized and unrealized loss on marketable securities          (7,681)                     (7,681)
   Other Income                                                 1,613                       9,842
                                                          -------------------------   -------------------------
      Other Expense, net                                      (22,311)      (22,460)      (30,822)      (47,443)

Loss Before Income Taxes                                      (76,184)     (184,177)       (9,432)     (105,395)

Income Tax (Benefit) Expense                                   (2,900)                      2,359        15,900
                                                          -------------------------   -------------------------
Net Loss                                                  $   (73,284)  $  (184,177)  $   (11,791)  $  (121,295)
                                                          =========================   =========================

Basic and Diluted Net Loss Per Common Share               $     (0.01)  $     (0.01)  $     (0.00)  $     (0.01)
                                                          =========================   =========================

Weighted Average Number of Common Shares in Basic and
Diluted Net Loss per Share                                 13,702,247    13,700,247    13,701,290    13,650,247
                                                          =========================   =========================

        The accompanying "Notes to Financial Statements" are an integral part of these financial statements

                            Comtex News Network, Inc.
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                               Six Months Ended
                                                                 December 31,
                                                           -----------------------
                                                              2006         2005
                                                           ----------   ----------
Cash Flows from Operating Activities:
   Net Loss                                                $  (11,791)  $ (121,295)
Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
   Depreciation and Amortization                               64,078      180,698
   Provision for doubtful accounts                             22,667
   Realized and unrealized loss on marketable securities        7,681
   Stock Based Compensation                                    22,661      437,775
   Changes in Assets and Liabilities:
      Accounts Receivable                                     (57,125)    (250,162)
      Prepaid Expenses                                         (5,350)     182,807
      Deposits and Other Assets                                (6,331)       5,000
      Accounts Payable and Accrued Expenses                  (230,954)      19,468
      Accrued Payroll Expense                                 (39,667)        (145)
      Deferred Revenue                                            529          (71)
      Deferred Rent                                            (2,014)      (6,256)
                                                           ----------   ----------
   Net Cash (Used in) Provided by Operating Activities       (235,616)     447,819

Cash Flows from Investing Activities:
      Purchases of Marketable Securities                     (998,070)
      Proceeds from Sale of Marketable Securities             662,862
      Purchases of Property and Equipment                     (84,650)     (21,177)
                                                           ----------   ----------
   Net Cash Used In Investing Activities                     (419,858)     (21,177)

Cash Flows from Financing Activities:
   Repayments - Capital Lease Obligations                      (6,633)      (7,802)
   Repayments on Bank Financing Agreement                                 (151,713)
   Proceeds from Exercise of Stock Options                        520       10,000
                                                           ----------   ----------
   Net Cash Used in Financing Activities                       (6,113)    (149,515)

Net (Decrease) Increase in Cash                              (661,587)     277,127

Cash at Beginning of Period                                 1,881,739    1,225,323
                                                           ----------   ----------

Cash at End of Period                                      $1,220,152   $1,502,450
                                                           ==========   ==========

Supplemental Disclosure of Cash Flow Information:
   Cash paid for income taxes                              $    2,359   $   15,900
   Cash paid for interest                                  $   28,798   $   47,443

        The accompanying "Notes to Financial Statements" are an integral part of these financial statements

                            COMTEX NEWS NETWORK, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                December 31, 2006

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

Marketable securities are bought and held principally for the purpose of selling them in the near term and are classified as trading securities. Trading securities are recorded at fair value, with the change in fair value during the period included in earnings.

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

The Company has two stock-based employee compensation plans, which are described more fully below. Prior to July 1, 2005, the Company accounted for these plans under the recognition and measurement provisions of APB Opinion 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations, as permitted by SFAS Statement No.123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Effective July 1, 2005, the Company adopted the fair value recognition provisions of SFAS Statement No. 123(R), SHARE-BASED PAYMENT, using the modified-prospective transition method. Under this method, compensation cost recognized for the three and six month periods ended December 31, 2006 and 2005 includes: (a) compensation costs for all share based payments granted prior to, but not yet vested as of July 1, 2005, based on grant-date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated. As a result of adopting Statement 123(R) on July 1, 2005, the Company's loss before income taxes and net loss for the three and six month periods ended December 31, 2006 were increased by approximately $11,000, and $23,000, respectively, and the Company's loss before income taxes and net loss for the three and six month periods ended December 31, 2005 were increased by approximately $321,000, and $438,000, respectively. There would have been no effect on basic and diluted earnings per share, cash flow from operations and cash flow from financing activities for the three and six month periods ended December 31, 2006 and 2005 if the Company had not adopted statement 123(R).

The Company did not issue any stock options during the six month period ended December 31, 2006.

Stock Option Plans
------------------

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

                                                  Weighted
                                   Number of       Average
                                    Options    Exercise Price
                                   ---------   --------------
Outstanding at June 30, 2006       3,312,249        $0.30
   Granted                                --           --
   Exercised                          (2,000)       $0.26
   Forfeited                         (33,650)       $0.34
                                   ---------        -----
Outstanding at December 31, 2006   3,276,599        $0.30
                                   =========        =====

Exercisable at December 31, 2006   3,197,379        $0.30
                                   =========        =====

As of December 31, 2006, 3,197,379 stock option grants had vested. Of this total, 1,608,079 were granted prior to July 1, 2005, and 1,589,300 were granted subsequent to July 1, 2005. During the six month period ended December 31, 2006, 2,000 options were exercised. No options were exercised in the three month period ended December 31, 2006.

As of December 31, 2006, the Company had two share-based plans, the 1995 Plan and the 2003 Plan, which are described above. The 1995 Plan expired as of October 12, 2005 and the Company currently has no intentions to renew it or replace it with a new stock option plan. The compensation cost charged against income for the 1995 Plan for the three and six month periods ended December 31, 2006 was $10,713 and $22,661, respectively. This number includes (a) $6,024 and $13,283, respectively, of compensation costs for all share based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of Statement 123(R), and (b) $4,689 and $9,378, respectively, of compensation cost for all share-based payments granted subsequent to July 1, 2005. Amounts for all share-based payments granted subsequent to July 1, 2005 are based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R), net of 5% discount for post vesting forfeitures based on an overall low turnover. No income tax benefits are recognized in the income statement for share-based arrangements due to the utilization of federal and state net operating loss carryforwards.

Stock-based Compensation costs are allocated in operating expense categories as follows:

                                       For the Three Months ended   For the Six Months ended
                                              December 31,               December 31,
                                       --------------------------   ------------------------
                                            2006        2005             2006      2005
                                           -------   --------          -------   --------
Technical Operations & Support             $ 1,851   $ 22,223          $ 3,702   $ 30,361
Sales & Marketing                            2,289     16,756            4,616     22,419
General and Administrative                   6,573    282,074           14,343    384,995
                                           -------   --------          -------   --------

Total Stock-Based Compensation Costs       $10,713   $321,053          $22,661   $437,775
                                           =======   ========          =======   ========

As of December 31, 2006, the total compensation cost related to non-vested options not yet recognized is $23,614. The period over which this cost is expected to be recognized is 8 months.

Stock-based compensation cost classified as marketing expense pertains to options granted to employees in the marketing department.

Income per share is presented in accordance with the provisions of SFAS No. 128, "Earnings Per Share" ("EPS"). Basic EPS excludes dilution for potentially dilutive securities and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Diluted EPS is equal to basic EPS for all periods presented since all potential dilutive securities are antidilutive. The computation excludes outstanding options of approximately 3.3 million to purchase shares of common stock and the effects of approximately .8 million shares issuable upon the conversion of the long-term note payable since the inclusion would have an antidilutive effect.

2. Income Taxes
   ------------

There is no provision for regular income taxes for the three and six month periods ended December 31, 2006 and 2005 due to the utilization of federal and state net operating loss carryforwards. The provision for state and Federal income tax for the three and six month periods ended December 31, 2006 and 2005 is due to the alternative minimum tax.

The Company accounts for income taxes in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when the Company cannot make the determination that it is more likely than not that some portion or all of the related tax asset will be realized.

3. Commitments and Contingencies
   -----------------------------

On April 15, 2004, the Company's former Chairman/CEO and President, who both resigned on February 5, 2004, filed a demand for arbitration against the Company related to the terms of their employment agreements. The demand alleged a breach of the employment agreements and requested payment of approximately $129,000 to the former employees. On August 8, 2006, an arbitrator denied the former President's claim, awarding only a bonus, vacation pay and certain previously granted options, none of which was in dispute. The Company continues to deny the allegations presented by the former Chairman/CEO and intends to vigorously defend this action. Based upon events to date in the arbitration, the Company has accrued a liability of approximately $61,000 at December 31, 2006.

On November 10, 2006, the Company entered into a new, two-year employment agreement with its President, Mr. Chip Brian, who had been appointed to the additional position of Chief Executive Officer. Effective November 1, 2006, Mr. Brian's base salary was increased to $200,000 per annum and automatically increases to $220,000 on November 1, 2007. Mr. Brian is also entitled to an annual bonus, payable quarterly, of up to 25% of his base salary, which may be reduced if the Company does not meet its budgeted financial goals and a further incentive bonus of up to 10% of the excess of actual EBITDA over budgeted EBITDA, as defined in the agreement. Both bonuses are at the discretion of the Board of Directors. The agreement does not grant stock-based compensation and stipulates that Mr. Brian's existing Stock Options may be converted to direct stock ownership following presentation to and approval by the Board of an appropriate plan to implement such actions. The agreement also stipulates that Comtex is obligated to pay Mr. Brian's salary and benefits for 12 months if he is terminated within one year following a change in control of the Company, as defined in the agreement.

Additionally, the Board voted to pay Mr. Brian a $50,000 incentive bonus in addition to bonuses previously paid pursuant to his employment agreement then in effect. The Company recorded approximately $90,000 and $71,000 of salary and bonus expense, respectively, relating to this executive during the six months ended December 31, 2006.

4. Notes Payable
   -------------

In December 2003, the Company entered into an Accounts Receivable Purchase Agreement (the "Financing Agreement"), with the Silicon Valley Bank (the "Bank") which provides for a revolving line of credit of up to $1 million collateralized by the Company's accounts receivable. As of December 31, 2006, there was no balance due to the Bank related to advances under the Financing Agreement.

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

On September 26, 2006, AMASYS executed an agreement to redeem from the holders of its Preferred Stock, pro rata to their respective ownership interests, 55,209 shares of AMASYS Series A Preferred Stock in exchange for: (a) AMASYS' entire interest in the outstanding Amended Note of Comtex in the amount of $856,954; and (b) 2,153,437 shares of Comtex common stock. As of September 26, 2006 AMASYS transferred all title and interest in the Note to unrelated third party investors.

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

RESULTS OF OPERATIONS
---------------------

Comparison of the three months ended December 31, 2006, to the three months ended December 31, 2005
---------------------------------------------------------------------------

During the three months ended December 31, 2006, we reported a net loss of $73,000 compared to a net loss of $184,000 during the three months ended December 31, 2005. As discussed below, the net loss decreased primarily due to the decrease in operating expenses exceeding the decrease in gross profits.

Revenues consist primarily of royalty revenues and fees from the licensing of content products to information distributors. During the three months ended December 31, 2006, total revenues were approximately $1,699,000 or approximately $233,000 (12%) less than the total revenues for the three months ended December 31, 2005. The decline in revenues was the direct result of consolidation among customers, primarily in the Internet and personal investor markets.

Our cost of revenues consists primarily of content license fees and royalties to information providers, amortization expense on our production software, and data communication costs for the delivery of our products to customers. The cost of revenues for the three months ended December 31, 2006 was approximately $764,000 or approximately $174,000 (19%) less than the cost of revenues for the three months ended December 31, 2005. The decrease in cost was primarily due to a decrease in royalty usage fees, renegotiation of fixed costs associated with certain content providers, and a decrease in software amortization expense.

Gross profit for the three months ended December 31, 2006 was approximately $935,000 or approximately $59,000 (6%) less than the gross profit for the same period in the prior year. The gross profit as a percentage of revenue increased for the three months ended December 31, 2006 to approximately 55% from approximately 51% for the three months ended December 31, 2005. The increase, as noted in the above paragraphs, is due to the negotiation of lower fixed costs and the decreased software amortization expense.

Total operating expenses for the three months ended December 31, 2006 were approximately $989,000 representing an approximate $167,000 (14%) decrease in operating expenses from the three months ended December 31, 2005. The decrease in expenses resulted primarily from a decrease in stock-based compensation, technical operations expenses, and depreciation and amortization expenses partially offset by an increase in general and administrative expenses, as well as sales and marketing expenses.

Technical operations and support expenses during the three months ended December 31, 2006 decreased approximately $49,000 (15%) from the three months ended December 31, 2005. The decrease is primarily due an approximately $35,000 decrease in product development expenses and a decrease in payroll expenses. Also, decreased expenses related to technology have contributed to this reduction. These decreases were slightly offset by an increased use of outside consulting services.

Sales and marketing expenses increased by approximately $32,000 (18%) for the three months ended December 31, 2006 compared to the three months ended December 31, 2005. The increase is due to an approximately $47,000 increase in product development expenses and an increase in the use of consulting services, partially offset by a decrease in payroll expense resulting from decreases in personnel and related commission expenses over the same period in the prior year.

General and administrative expenses for the three months ended December 31, 2006 decreased approximately $130,000 (21%) over G&A expenses for the comparable quarter of the prior year. The decrease is primarily attributable to an approximate $276,000 decrease in stock-based compensation charges and professional fees as compared to the prior year. These decreases were partially offset by an increase in payroll expenses, bad debt expense and corporate expenses.

Depreciation and amortization expense for the three months ended December 31, 2006 decreased approximately $20,000 (53%) from the same period in the prior year. The decrease was due primarily to assets reaching the end of their depreciable lives.

Other expense, net of other income, for the three months ended December 31, 2006 was approximately $22,000, compared to approximately $22,000 the three months ended December 31, 2005.

Comparison of the six months ended December 31, 2006, to the six months ended December 31, 2005
-----------------------------------------------------------------------------

During the six months ended December 31, 2006, we reported a net loss of approximately $12,000 compared to a net loss of approximately $121,000 during the six months ended December 31, 2005. As discussed below, the net loss decreased primarily due to the decrease in operating expenses exceeding the decrease in gross profits.

Revenues consist primarily of royalty revenues and fees from the licensing of content products to information distributors. During the six months ended December 31, 2006, total revenues were approximately $3,450,000 or approximately $479,000 (12%) less than the total revenues for the six months ended December 31, 2005. The decline in revenues was the direct result of consolidation among customers, primarily in the Internet and personal investor markets.

Our cost of revenues consists primarily of content license fees and royalties to information providers, amortization expense on our production software, and data communication costs for the delivery of our products to customers. The cost of revenues for the six months ended December 31, 2006 was approximately $1,527,000 or approximately $348,000 (19%) less than the cost of revenues for the six months ended December 31, 2005. The decrease in cost was primarily due to a decrease in royalty usage fees, renegotiation of fixed costs associated with certain content providers, and a decrease in software amortization expense.

Gross profit for the six months ended December 31, 2006 was approximately $1,923,000 or approximately $131,000 (6%) less than the gross profit for the same period in the prior year. The gross profit as a percentage of revenue increased for the six months ended December 31, 2006 to approximately 56% from approximately 52% for the six months ended December 31, 2005. The increase, as noted in the above paragraphs, is due to the negotiation of lower fixed costs and the decrease in software amortization expense.

Total operating expenses for the six months ended December 31, 2006 were approximately $1,902,000 representing an approximate $210,000 (10%) decrease in operating expenses from the six months ended December 31, 2005. The decrease in expenses resulted primarily from a decrease in stock-based compensation, technical operations expenses, and depreciation and amortization expenses partially offset by an increase in general and administrative expenses, as well as sales and marketing expenses.

Technical operations and support expenses during the six months ended December 31, 2006 decreased approximately $90,000 (14%) from the six months ended December 31, 2005. The decrease is primarily due to an approximately $62,000 decrease in product development expenses and a decrease in payroll expenses. Also, decreased expenses related to technology have contributed to this reduction. These decreases were slightly offset by an increased use of outside consulting services.

Sales and marketing expenses increased by approximately $60,000 (19%) for the six months ended December 31, 2006 compared to the six months ended December 31, 2005. The increase is due to an approximately $96,000 increase in product development expenses and an increase in the use of consulting services, partially offset by a decrease in payroll expense resulting from decreases in personnel and related commission expenses over the same period in the prior year.

General and administrative expenses for the six months ended December 31, 2006 decreased by approximately $120,000 (12%) over G&A expenses for the comparable period of the prior year. The decrease is primarily attributable to an approximate $371,000 decrease in stock-based compensation charges and a decrease in professional fees as compared to the prior year. These decreases were partially offset by an increase in payroll expenses, bad debt and corporate expenses.

Depreciation and amortization expense for the six months ended December 31, 2006 decreased approximately $60,000 (61%) from the same period in the prior year. The decrease was due primarily to assets reaching the end of their depreciable lives.

Other expense, net of other income, for the six months ended December 31, 2006 was approximately $31,000, compared to approximately $47,000 for the six months ended December 31, 2005. This change from the prior year was mainly due to a decrease in interest expense and an increase in interest income and other income.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------

For the six months ended December 31, 2006, we had operating income of approximately $21,000 and net loss of approximately $12,000. At December 31, 2006, we had working capital of approximately $1,357,000, compared to working capital of approximately $1,374,000 at June 30, 2006. We had net stockholders' equity of approximately $742,000 and $731,000 at December 31, 2006 and June 30, 2006 respectively. The increase in stockholders' equity is due primarily to the net income for the six months ended December 31, 2006 before recording stock-based compensation.

We had cash and marketable securities of approximately $1,548,000 at December 31, 2006, compared to approximately $1,882,000 at June 30, 2006. For the six months ended December 31, 2006, the Company used approximately $662,000 in cash, of which approximately $335,000 was used to purchase marketable securities for trading purposes, net of proceeds from the sale of securities.

We made capital expenditures of approximately $85,000 during the six months ended December 31, 2006, primarily for computer and communications equipment to replace outdated equipment. Financing activities resulted in payments of approximately $6,600 made on capital leases and approximately $500 of proceeds from the exercise of stock options.

The Company's future contractual obligations and commitments as of December 31, 2006 are as follows:

                        AMOUNTS DUE BY PERIOD
                   ------------------------------
                     2007       2008       2009        TOTAL
                   -------------------------------------------
Operating Leases   $106,665   $214,892   $135,681   $  457,238
Note Payable             --         --    856,954      856,954
                   -------------------------------------------
   Total           $106,665   $214,892   $992,635   $1,314,192
                   ===========================================

Currently we are dependent on our cash reserves to fund operations. We have the option available to use accounts receivable financing through the Bank. We recorded a net loss for the six month period ended December 31, 2006 and our revenue base has been declining. Assuming a continuing erosion of revenue without an infusion of capital, the Company is at risk of being unable to generate sufficient liquidity to meet its obligations. The Company has utilized and will utilize its Financing Agreement should the need arise to meet its liquidity needs. Further corporate consolidation or market deterioration affecting our customers could impair our ability to generate such revenues. No assurance may be given that we will be able to maintain the revenue base or the profitable operations that may be necessary to achieve our liquidity needs.

EBITDA, as defined below, was approximately $108,000 for the six months ended December 31, 2006 compared to EBITDA of approximately $561,000 for the six months ended December 31, 2005. The decrease in EBITDA during the six months ended December 31, 2006 compared to the six-month period in the prior year is the net result of decreased revenues and reduced cost of revenues, partially offset by decreased stock based compensation and depreciation, increased operating costs, and other items. The table below shows the reconciliation from net loss to EBITDA;

                                       Six Months
                                   Ended December 31,
                                      2006    2005
                                   ------------------
Reconciliation to EBITDA:
   Net loss                          $ (12)  $(121)
   Stock Based Compensation             23     438
   Depreciation and Amortization        64     181
   Interest/Other Expenses              31      47
   Income Taxes                          2      16
                                   ------------------
   EBITDA                            $ 108   $ 561

EBITDA consists of earnings before stock-based compensation, interest expense, interest and other income, income taxes, and depreciation and amortization. EBITDA does not represent funds available for management's discretionary use and is not intended to represent cash flow from operations. EBITDA should also not be construed as a substitute for operating income or a better measure of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles. EBITDA excludes components that are significant in understanding and assessing our results of operations and cash flows. In addition, EBITDA is not a term defined by U.S. generally accepted accounting principles, and as a result, our measure of EBITDA might not be comparable to similarly titled measures used by other companies.

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

     None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits

     10.1 Employment Agreement, dated November 10, 2006 between Comtex News Network, Inc. and Chip Brian (filed with the Securities and Exchange Commission on Form 8-K on November 14, 2006).

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

                                       COMTEX NEWS NETWORK, INC.
                                       -------------------------
                                             (Registrant)


February 14, 2007                      By: /s/Chip Brian
                                           -------------------------------------
                                           Chip Brian
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


February 14, 2007                      By: /s/Richard D. Henderson
                                           -------------------------------------
                                           Richard D. Henderson, CPA.
                                           Treasurer & Controller
                                           (Principal Accounting Officer)