Form 10QSB
period 2007-03-31
COMTEX NEWS NETWORK INC
filed 2007-05-15
CIK 352988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to ___________

Commission file number 0-10541

COMTEX NEWS NETWORK, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	13-3055012
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

625 North Washington Street, Suite 301, Alexandria, Virginia 22314
(Address of principal executive offices)

Registrant’s telephone number, including area code: (703) 820-2000

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

As of May 4, 2007, 15,294,200 shares of the Common Stock of the registrant, par value $0.01 per share, were outstanding.

Transitional small business disclosure format (check one): Yes ☐ No ☒

COMTEX NEWS NETWORK, INC.

Part I Condensed Financial Information
Item 1. Condensed Financial Statements

Comtex News Network Inc.
Condensed Balance Sheet

	March 31, 2007	June 30, 2006
	(Unaudited)
ASSETS
Current Assets
Cash	$448,257	$1,881,739
Marketable Securities	444,349	0
Accounts Receivable, Net of Allowance for Doubtful
accounts of $115,396 and $79,396 at March 31, 2007
and June 30, 2006, respectively	947,663	843,644
Prepaid Expenses	23,986	27,982
Total Current Assets	1,864,255	2,753,365
Property and Equipment, Net	185,066	178,377
Deposits and Other Assets	43,253	36,922
Total Assets	$2,092,574	$2,968,664

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and other Accrued Expenses	$853,361	$1,160,924
Accrued Payroll Expenses	200,474	197,356
Deferred Revenue	25,447	14,214
Capital Lease Obligations, Current	0	6,633
Total Current Liabilities	1,079,282	1,379,127
Long Term Liabilities
Long Term Notes Payable	0	856,954
Deferred Rent	0	2,014
Total Long Term Liabilities		858,968
Total Liabilities	1,079,282	2,238,095
Commitments and Contingencies

STOCKHOLDERS EQUITY
Common Stock, $0.01 Par Value - 25,000,000
Shares Authorized: 15,294,200 and 13,700,247
shares outstanding as of March 31, 2007 and
June 30, 2006 respectively	152,942	137,002
Additional Paid in Capital	13,552,628	13,093,386
Accumulated Deficit	(12,692,278)	(12,499,819)
Total Stockholders Equity	1,013,292	730,569
Total Liabilities and Stockholders Equity	$2,092,574	$2,968,664

The accompanying “Notes to Financial Statements” are an integral part of these financial statements

Comtex News Network Inc.
Condensed Statement of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2007		March 31, 2007
	2007	2006	2007	2006

Revenues	$1,796,473	$1,966,772	$5,246,675	$5,895,815

Cost of Revenues
(includes depreciation and amortization expense
of approximately $10,000, $28,000, $35,000 and
$110,000 respectively)	767,432	902,204	2,294,185	2,777,038
Gross Profit	1,029,041	1,064,568	2,952,490	3,118,777

Operating Expenses:
Technical Operations & Support (inclusive of stock-based
compensation of $1,832, $7,626, $5,495 and $18,703 respectively)	310,611	309,183	884,970	974,063
Sales & Marketing (inclusive of stock-based compensation of
$2,526, $30,438, $7,618 and $72,141 respectively)	175,818	197,696	560,275	521,229
General & Administrative (inclusive of stock-based compensation	466,476	633,377	1,370,776	1,658,174
of $6,355, $281,026, $20,260 and $666.021 respectively)
Depreciation & Amortization	14,658	32,460	53,599	131,411

Total Operating Expenses	967,563	1,172,716	2,869,620	3,284,877

Operating Income (Loss)	61,478	(108,148)	82,870	(166,100)

Other Expenses Net Debt Conversion Expense
Interest Income	3,540	1,813	13,637	1,813
Realized and Unrealized Gain on Marketable Securities	7,962	0	281	0
Other (Expense) Income	(1,120)	3,601	8,721	3,601
Dept Conversion Expense	(234,336)	0	(234,336)	0
Interest Expense	(14,283)	(22,234)	(57,362)	(69,677)
Other (Expense)	(238,237)	(16,820)	(269,059)	(64,263)

Loss Before Income Taxes	(176,759)	(124,968)	(186,189)	(230,363)

Income Tax Expense	3,910	300	6,269	16,200
Net Loss	$(180,669)	$(125,268)	$(192,458)	$(246,563)

Basic and Diluted Net Loss Per Common Share	$(0.01)	$(0.01)	$(0.01)	$(0.02)
Basic and Diluted Weighted Average Number of Common Shares	14,232,898	13,700,247	13,878,464	13,633,094

The accompanying “Notes to Financial Statements” are an integral part of these financial statements

Comtex News Network Inc.
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
	Nine Months Ended
	March 31, 2007
	2007	2006
Cash Flows from Operating Activities
Net Loss	$(192,458)	$(246,563)
Adjustments to reconcile Net Loss to Net Cash
(Used In) Provided By operating activities:
Depreciation and Amortization	88,121	241,258
Realized and Unrealized Gain on Marketable Securities	(281)	0
Bad Debt Expense	19,528	0
Stock Based Compensation	33,373	756,865
Dept Conversion Expense	234,336	0
Changes in Assets and Liabilities
Accounts Receivable	(123,547)	(125,894)
Prepaid Expenses and Other Current Assets	3,996	177,158
Deposits and Other Assets	(6,331)	5,000
Accounts Payable and Accrued Expenses	(307,564)	32,254
Accrued Payroll Expense	3,118	40,502
Deferred Revenue	11,233	(2,826)
Deferred Rent	(2,014)	(9,930)
Net Cash (Used In) Provided By Operating Activities	(238,490)	867,824

Cash Flows from Investing Activities:
Purchase of Marketable Securities	(2,946,431)	0
Proceeds from Sales of Marketable Securities	2,502,363	0
Purchase of Property and Equipment	(94,811)	(22,788)
Net Cash Used In Investing Activities	(538,879)	(22,788)

Cash Flows from Financing Activities:
Repayments - Capital Lease Obligations	(6,633)	0
Repayment of Note Payable	(650,000)	(12,153)
Repayments on Bank Financing Agreement	0	(151,713)
Issuance of Stock under Employee Stock Plan
Proceeds from Exercise of Stock Options	520	10,000
Net Cash Used In Financing Activities	(656,113)	(153,866)

Net (Decrease) Increase in Cash	(1,433,482)	691,170

Cash at Beginning of Period	1,881,739	1,225,323

Cash at End of Period	$448,257	$1,916,493

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$6,269	$16,200
Cash paid for interest expense	$57,362	$69,678
Non Cash Financing Activity
Conversion of Note Payable into of Common Stock	$206,954

The accompanying “Notes to Financial Statements” are an integral part of these financial statements

COMTEX NEWS NETWORK, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2007

1.	Basis of Presentation

The accompanying condensed interim financial statements of Comtex News Network, Inc. (the “Company” or “Comtex”) are unaudited, but in the opinion of management reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet at June 30, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 (“2006 Form 10-K”), filed with the Securities and Exchange Commission on September 28, 2006.

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

The Company has two stock-based employee compensation plans, which are described more fully below. Prior to July 1, 2005, the Company accounted for these plans under the recognition and measurement provisions of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS Statement No.123, Accounting for Stock-Based Compensation. Effective July 1, 2005, the Company adopted the fair value recognition provisions of SFAS Statement No. 123(R), Share-Based Payment, using the modified-prospective transition method. Under this method, compensation cost recognized for the three and nine month periods ended March 31, 2007 and 2006 includes: (a) compensation costs for all share based payments granted prior to, but not yet vested as of July 1, 2005, based on grant-date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated. As a result of adopting Statement 123(R) on July 1, 2005, the Company’s gain before income taxes and net income for the three and nine month periods ended March 31, 2007 were increased by approximately $11,000, and $34,000, respectively, and the Company’s loss before income taxes and net loss for the three and nine month periods ended March 31, 2006 were increased by approximately $319,000, and $757,000, respectively. There would have been no effect on basic and diluted earnings per share, cash flow from operations and cash flow from financing activities for the three and nine month periods ended March 31, 2007 and 2006 if the Company had not adopted statement 123(R).

Stock Option Plans

As of March 31, 2007, the Company had two share-based plans, the 1995 Plan (which expired in October 2005) and the 2003 Plan. Stock options are typically granted to employees with an exercise price equal to the market price of the Company’s stock at the date of grant. Stock options are issued in accordance with a vesting schedule, generally vest over one to three years, and have a term of 10 years. Compensation expense for stock options is recognized over the requisite service period for each separately vesting portion of the stock option award. The Company did not issue any stock options during the nine month period ended March 31, 2007.

Stock-based Compensation costs are allocated in operating expense categories as follows:

	For the Three Months ended		For the Nine Months ended
	March 31,		March 31,
	2007	2006	2007	2006
Technical Operations & Support	$1,832	$7,626	$5,495	$18,703
Sales & Marketing	2,526	30,438	7,618	72,141
General and Administrative	6,355	281,026	20,260	666,021
Total Stock-Based Compensation Costs	$10,713	$319,090	$33,373	$756,865

Stock-based compensation cost classified as marketing expense pertains to options granted to employees in the marketing department.

Income per share is presented in accordance with the provisions of SFAS No. 128, “Earnings Per Share” (“EPS”).  Basic EPS excludes dilution for potentially dilutive securities and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Diluted EPS is equal to base EPS for all periods presented since all potential dilutive securities are anti dilutive. The computation excludes outstanding options of approximately 3.3 million to purchase shares of common stock

2.	Income Taxes

There is no provision for regular income taxes for the three and nine month periods ended March 31, 2007 and 2006 due to the utilization of federal and state net operating loss carryforwards. The provision for state and Federal income tax for the three and nine month periods ended March 31, 2007 and 2006 was due to the alternative minimum tax.

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

On April 15, 2004, the Company’s former Chairman/CEO and President, who both resigned on February 5, 2004, filed a demand for arbitration against the Company related to the terms of their employment agreements. The demand alleged a breach of the employment agreements and requested payment of approximately $129,000 to the former employees. On August 8, 2006, an arbitrator denied the former President’s claim, awarding only a bonus, vacation pay and certain previously granted options, none of which was in dispute. The Company continues to deny the allegations presented by the former Chairman/CEO and intends to vigorously defend this action. Based upon events to date in the arbitration, the Company has accrued a liability of approximately $61,000 at March 31, 2007.

4.	Notes Payable

In December 2003, the Company entered into an Accounts Receivable Purchase Agreement (the “Financing Agreement”), with the Silicon Valley Bank (the “Bank”) which provides for a revolving line of credit of up to $1 million collateralized by the Company’s accounts receivable. As of March 31, 2007, there was no balance due to the Bank related to advances under the Financing Agreement.

On December 9, 2003, the Company executed an amendment to the Amended, Consolidated and Restated 10% Senior Subordinated Secured Note (the “Amended Note”), payable to AMASYS Corporation (“AMASYS”), an affiliated Company, (said amendment the “Third Amendment”) for the purpose of reducing the price at which the Amended Note could have been converted into common stock of the Company. Pursuant to the Third Amendment, AMASYS agreed to subordinate the Amended Note to both the Company’s note payable to its former landlord and to the Financing Agreement. In consideration for these subordination agreements, the Company agreed to reduce the conversion price stipulated in the Amended Note from the previously-stated conversion price of $1.20 per share to $0.75 per share, which price increased by $0.05 every one hundred and eighty (180) days thereafter.

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

On February 28, 2007, in order to save the Company the continuing costs of servicing the Note, Comtex entered into a Note Repayment Agreement to settle this Note for a combination of cash and restricted stock equal to the value of the Note. The total consideration paid was $650,000 in cash and the issuance of 1,591,953 shares of restricted common stock of Comtex. In accordance with SFAS No. 84, Induced Conversions of Convertible Debt, the Company recorded a non-cash expense in the amount of $234,336 for the three and nine month periods ended March 31, 2007. SFAS No. 84 prescribes the method by which value is ascribed to transactions in which the repayment of debt via the issuance of stock varies from its original terms.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with financial statements and the related notes included elsewhere in this Form 10-QSB and the consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended June 30, 2006 filed with the Securities and Exchange Commission on September 28, 2006. Historical results and percentage relationships among any amounts in the Condensed Financial Statements are not expected to be indicative of trends in operating results for any future period.

Forward-looking Statements

This Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those contemplated in these forward-looking statements. In particular, the risks and uncertainties include those described in our annual report on Form 10-K, for the year ended June 30, 2006 and in other periodic Securities and Exchange Commission filings. These risks and uncertainties include, among other things, the consolidation of the Internet news market; competition within our markets; successful trading of securities held by the Company; the financial stability of our customers; maintaining a secure and reliable news-delivery network; maintaining relationships with key content providers; attracting and retaining key personnel; the volatility of our Common Stock price; successful marketing of our services to current and new customers; and operating expense control.

Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise the information contained in this Form 10-QSB, whether as a result of new information, future events or circumstances or otherwise.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2007 to the three months ended March 31, 2006

During the three months ended March 31, 2007, we reported a net loss of approximately $181,000 compared to a net loss of $125,000 for the three months ended March 31, 2006. The loss for the period results from the SFAS No. 84 accounting treatment of the Note Payment Agreement, as described above in Note 4 - Notes Payable. Excluding this transaction, the Company would have shown modest net income for the quarter due to a reduction in operating expenses.

Revenues consist primarily of royalty revenues and fees from the licensing of content products to information distributors. During the three months ended March 31, 2007, total revenues were approximately $1,796,000 or approximately $171,000 (9%) less than the total revenues of $1,967,000 for the three months ended March 31, 2006. The decline in revenues was the direct result of consolidation among customers, primarily in the Internet and personal investor markets.

Our cost of revenues consists primarily of content license fees and royalties to information providers, amortization expense on our production software, and data communication costs for the delivery of our products to customers. The cost of revenues for the three months ended March 31, 2007 was approximately $767,000 or approximately $135,000 (15%) less than the cost of revenues of $902,000 for the three months ended March 31, 2006. The decrease in cost was primarily due to a decrease in royalty usage fees, renegotiation of fixed costs associated with certain content providers, and a decrease in software amortization expense.

Gross profit for the three months ended March 31, 2007 was approximately $1,029,000 or approximately $36,000 (3%) less than the gross profit of $1,065,000 for the same period in the prior year. The gross profit as a percentage of revenue increased for the three months ended March 31, 2007 to approximately 57% from approximately 54% for the three months ended March 31, 2006, although the revenue base from which the gross profit was derived decreased. The increased gross profit margin was due to the negotiation of lower fixed costs and the decreased software amortization expense.

Total operating expenses for the three months ended March 31, 2007 were approximately $968,000 representing an approximate $205,000 (17%) decrease in operating expenses from $1,173,000 for the three months ended March 31, 2006. The decrease in expenses resulted primarily from a decrease in stock-based compensation, technical operations expenses, and depreciation and amortization expenses.

Technical operations and support expenses during the three months ended March 31, 2007 remained fairly consistent with the three months ended March 31, 2006.

Sales and marketing expenses decreased by approximately $22,000 (11%) for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The decrease was primarily due to the reduction in stock based compensation cost. General and Administrative expenses for the three months ended March 31, 2007 decreased approximately $167,000 (26%) over General and Administrative expenses for the comparable quarter of the prior year. The decrease was primarily attributed to an approximate $275,000 decrease in stock-based compensation charges as compared to the prior year and an increase in outside consulting services, other professional and legal fees and corporate expenses.

Depreciation and amortization expense for the three months ended March 31, 2007 decreased approximately $18,000 (55%) from the same period in the prior year. The decrease was due primarily to assets reaching the end of their depreciable lives.

Other expense, net of other income, for the three months ended March 31, 2007 was approximately $239,000, compared to approximately $17,000 for the three months ended March 31, 2006. The primary factors driving the change were a reduction in interest expense, a quarterly gain in securities investments and the recording of the debt conversion expense.

Comparison of the nine months ended March 31, 2007, to the nine months ended March 31, 2006

During the nine months ended March 31, 2007, we reported a net loss of approximately $192,000 compared to a net loss of approximately $247,000 during the nine months ended March 31, 2006. As previously discussed and discussed further below, the net change was primarily due to the decrease in operating expenses offset by the adjustment resulting from SFAS No. 84 accounting treatment of the Note Payment Agreement.

Revenues consist primarily of royalty revenues and fees from the licensing of content products to information distributors. During the nine months ended March 31, 2007, total revenues were approximately $5,247,000 or approximately $649,000 (11%) less than the total revenues of $5,896,000 for the nine months ended March 31, 2006. The decline in revenues was the direct result of consolidation among customers, primarily in the Internet and personal investor markets.

Our cost of revenues consists primarily of content license fees and royalties to information providers, amortization expense on our production software, and data communication costs for the delivery of our products to customers. The cost of revenues for the nine months ended March 31, 2007 was approximately $2,294,000 or approximately $483,000 (17%) less than the cost of revenues of $2,777,000 for the nine months ended March 31, 2006. The decrease in cost was primarily due to a decrease in royalty usage fees, renegotiation of fixed costs associated with certain content providers, and a decrease in software amortization expense.

Gross profit for the nine months ended March 31, 2007 was approximately $2,952,000 or approximately $166,000 (5%) less than the gross profit of $3,119,000 for the same period in the prior year. The gross profit as a percentage of revenue increased for the nine months ended March 31, 2007 to approximately 56% from approximately 53% for the nine months ended March 31, 2006, although the revenue base from which the gross profit was derived decreased. The increased gross profit margin, as noted in the above paragraphs, was due to the negotiation of lower fixed costs and the decrease in software amortization expense.

Total operating expenses for the nine months ended March 31, 2007 were approximately $2,870,000 representing an approximate $415,000 (13%) decrease in operating expenses of $3,285,000 from the nine months ended March 31, 2006. The decrease in expenses resulted primarily from a decrease in stock-based compensation.

Technical operations and support expenses during the nine months ended March 31, 2007 decreased approximately $89,000 (9%) from the nine months ended March 31, 2006. The decrease was primarily due to a decrease in payroll expenses, plus decreased expenses related to technology. These decreases were slightly offset by increased use of outside consulting services.

Sales and marketing expenses increased by approximately $39,000 (7%) for the nine months ended March 31, 2007 compared to the nine months ended March 31, 2006. The increase was due to an approximate $90,000 increase in product development expenses and an increase in the use of consulting services, mainly offset by certain decreases in payroll expense from the same period in the prior year.

General and administrative expenses for the nine months ended March 31, 2007 decreased by approximately $287,000 (17%) over General and Administrative expenses for the comparable period of the prior year. The decrease, primarily attributable to decreases in stock-based compensation charges, was partially offset by an increase in payroll expenses, other professional and legal fees, outside consulting services and corporate expenses.

Depreciation and amortization expense for the nine months ended March 31, 2007 decreased approximately $78,000 (59%) from the same period in the prior year. The decrease was due primarily to assets reaching the end of their depreciable lives.

Other expense, net of other income, for the nine months ended March 31, 2007 was approximately $269,000, compared to approximately $64,000 for the nine months ended March 31, 2006. This change from the prior year was mainly due to a decrease in interest expense and an increase in interest income and other income and the debt conversion expense.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended March 31, 2007, we had operating income of approximately $83,000 and a net loss of approximately $192,000. At March 31, 2007, we had working capital of approximately $785,000, compared to working capital of approximately $1,374,000 at June 30, 2006. Net stockholders’ equity increased to approximately $1,013,000 at March 31, 2007 from $731,000 at June 30, 2006. The increase in stockholders’ equity and the decrease in working capital were primarily attributable to additional paid in capital recognized from the Note Payment Agreement, before recording stock-based compensation.

We had cash and marketable securities of approximately $893,000 at March 31, 2007, compared to approximately $1,882,000 at June 30, 2006. For the nine months ended March 31, 2007, the Company used approximately $1,433,000 in cash, of which $650,000 was used for the Note Payment Agreement and the net balance was primarily used for the purchase of marketable securities.

We made capital expenditures of approximately $95,000 during the nine months ended March 31, 2007, primarily for computer and communications equipment to replace outdated equipment. Financing activities resulted in payments of approximately $6,600 made on capital leases and approximately $500 of proceeds from the exercise of stock options.

The Company’s future contractual obligations and commitments as of March 31, 2007 are as follows:

	Amount Due by Period
	FY 2007	FY 2008	FY 2009	Beyond 2009	Total
Operating Leases	$54,496	$219,548	$140,337	$12,416	$426,797

Currently we are dependent on our cash receipts and current reserve to fund operations. We have the option available to use accounts receivable financing through the Bank. Although the net loss for the nine month period ended March 31, 2007 was attributable to the adjustment resulting from SFAS No. 84 accounting treatment of the Note Payment Agreement, our revenue base has continued to decline. Assuming a continuing erosion of revenue without an infusion of capital, the Company is at risk of being unable to generate sufficient liquidity to meet its obligations. The Company has utilized and will utilize its Financing Agreement should the need arise to meet its liquidity needs. Further corporate consolidation or market deterioration affecting our customers could impair our ability to generate such revenues. No assurance may be given that we will be able to maintain the revenue base or the profitable operations that may be necessary to achieve our liquidity needs.

EBITDA, excluding the effects of stock-based compensation, as defined below, was approximately $204,000 for the nine months ended March 31, 2007 compared to EBITDA of approximately $831,000 for the nine months ended March 31, 2006. The decrease in EBITDA during the nine months ended March 31, 2007 compared to the nine month period in the prior year was the net result of decreased revenues and reduced cost of revenues, partially offset by decreased stock based compensation and depreciation and other items. The table below shows the reconciliation from net loss to EBITDA;

	Nine Months
	Ended March 31,
	2007	2006
Reconciliation to EBITDA:
Net Loss	$(192)	$(247)
Stock Based Compensation	33	757
Depreciation and Amortization	88	241
Interest/Other Expenses	269	64
Income Taxes	6	16
EBITDA	$204	$831

EBITDA consists of earnings before stock-based compensation, dept conversion expense interest expense, interest and other income, income taxes, and depreciation and amortization. EBITDA does not represent funds available for management’s discretionary use and is not intended to represent cash flow from operations. EBITDA should also not be construed as a substitute for operating income or a better measure of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles. EBITDA excludes components that are significant in understanding and assessing our results of operations and cash flows. In addition, EBITDA is not a term defined by U.S. generally accepted accounting principles, and as a result, our measure of EBITDA might not be comparable to similarly titled measures used by other companies.

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

Item 3. CONTROLS AND PROCEDURES

The Company’s Chief Executive and Principal Accounting Officers have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure, controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) or 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

On April 15, 2004, the Company’s former Chairman/CEO and President, who both resigned on February 5, 2004, filed a demand for arbitration against the Company related to the terms of their employment agreements. The demands alleged breaches of the employment agreements and requested payment of approximately $129,000 to the former employees. On August 8, 2006, an arbitrator denied the former President’s claim, awarding only a bonus, vacation pay and certain previously granted options, none of which was in dispute. The Company continues to deny the allegations presented by the former Chairman/CEO and intends to vigorously defend this action. Based upon events to date in the arbitration, the Company has accrued approximately $61,000 in expenses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6.  Exhibits

10.1	Employment Agreement dated November 10, 2006 between Comtex News Network, Inc. and Chip Brian (filed with the Securities and Exchange Commission on Form 8-K on November 14, 2006)

10.2	Note Payment Agreement dated February 28, 2007 among Comtex News Network, Inc., Tepco Ltd. and Andrew S. Zamfotis (filed with the Securities and Exchange Commission on Form 8-K on March 6, 2007)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMTEX NEWS NETWORK, INC.
(Registrant)

May 15, 2007	By:	/s/ Chip Brian

Chip Brian President and Chief Executive Officer (Principal Executive Officer)

May 15, 2007	By:	/s/ Paul Sledz

Paul Sledz Treasurer and Controller (Principal Accounting Officer)