Form 10KSB
period 2007-06-30
COMTEX NEWS NETWORK INC
filed 2007-09-24
CIK 352988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

FORM 10-KSB

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2007; or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:  000-10541

COMTEX NEWS NETWORK, INC.
(Name of Small Business Issuer in its Charter)

Delaware	13-3055012
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

625 North Washington Street, Suite 301, Alexandria, Virginia	22314
(Address of principal executive office)	(Zip Code)

(703) 820-2000
(Registrant's Telephone Number Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $0.01 per share
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B  contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

State issuer’s revenues for its most recent fiscal year	$7,069,405

As of September 17, 2007, there were 15,294,200 shares issued and outstanding of the Registrant’s Common Stock.  The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock on September 17, 2007 ($0.20 ), was $2,620,723.

DOCUMENTS INCORPORATED BY REFERENCE
None

PART I

This section should be read in conjunction with the financial statements and notes thereto included elsewhere in this annual report on Form 10-KSB.  Except for the historical information contained herein, the matters discussed in this 10-KSB include forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements may be identified by reference to a future period or by use of forward-looking terminology such as “anticipate,” “expect,” “could,” “continue to,” “intend,” “may” or other words of a similar nature.  Forward-looking statements, which we believe to be reasonable and are made in good faith, are subject to certain risks and uncertainties, including, but not limited to, those set forth under “RISK FACTORS THAT MAY AFFECT FUTURE RESULTS.”  These risks could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on our behalf.

Item 1.    Business

Overview

Comtex News Network, Inc. (“Comtex” or the “Company”), is a leading provider of economically useful electronic real-time news, content and SmarTrend® market products.  With a specialization in the financial news and content marketplace, Comtex receives, enhances, combines, filters and distributes news and content received from more than 10,000 national and international news bureaus, agencies and publications.  The resulting news and content products, with embedded stock tickers, key words, standardized metadata, uniform formatting, and custom filters, are all designed to meet the exacting standards required by investment professionals.  Comtex is a wholesaler of real-time news and related content for major financial and business information distributors, and also provides SmarTrend products directly to consumers as well as through financial distributors. Comtex has offices in Alexandria, Virginia and New York, New York.

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

Comtex has four categories of customers:

•           Co-Brands– Distributors who host financial and business oriented websites on behalf of large financial institutions and major corporations.  Distributors electronically query Comtex computers every few seconds to retrieve and use Comtex news content to service their co-brand partners.
•           Databases - These clients have enormous repositories of information (news, market research, etc); their end-users log on to these systems, conduct complex searches, and are charged for usage.  The database accounts also electronically query Comtex computers every few seconds to download Comtex data into their databases.
•           Per Seat/Enterprise Applications– These clients market to professional investors – either individuals (high net worth traders) or institutions (both buy side and sell side).  Real-time news and information are paramount, so these clients typically use dedicated technology methods to make Comtex data available to their customers on a real time basis.
•           Consumers – These clients subscribe to SmarTrend Alerts or SmarTrend Morning Call via the Internet and are active investors.

Product Lines

The four main product lines produced and distributed by Comtex are:

(1)
CustomWires® – subject-specific newswires compiled from national and international news bureaus, agencies and publications. Presented in a variety of subject combinations, including energy, finance, international and public company information, CustomWires® enable distributors to receive news relevant to their target markets;

.
(2)	Comtex TopNews– editorially selected top news stories of the day. A broad range of news story options, including financial markets, vertical markets, general markets and world news;

(3)	Publisher Full Feeds– delivery from a specific publisher that provides distributors with the complete content offering from that publisher. and

(4)
SmarTrend Products– which include a daily stock market letter (Morning Call), selected stock news (SmarTrend Spotlights), and our banner product, SmarTrend Alerts (via subscription at www.mysmartrend.com).

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

Equity Analysis
News reports, analysis, commentary, and competitive business and financial information related to publicly traded companies.  Includes coverage of companies under the scrutiny of the Securities and Exchange Commission (SEC), mergers and acquisitions, technical analysis and other information related to equities.  Contributing sources are publishers of high value, analytical content of importance to investors.  All stories include company stock tickers.

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

Comtex’s United States - based publishers/suppliers include:

•	Access Intelligence, LLC
•	Associated Press
•	Briefing.com
•	Business Wire
•	Dow Jones Commodity News Service
•	EDGAR Online
•	The Fly on the Wall
•	Knobias.com
•	McClatchy-Tribune Business News
•	Midnight Trader
•	PR Newswire
•	Thomson Financial/Nelsons Broker Summaries
•	United Press International
•	Vickers Stock Research Corporation
•	Wall Street Horizon

International publishers/suppliers include:

•	ABIX / Lexis Nexis
•	AllAfrica, Inc.
•	Asia Pulse
•	BBC World Monitoring
•	Datamonitor
•	EFE News Service
•	Global Information Network
•	Sinocast
•	Xinhua News Agency

Distributors

Contract terms with our distributors generally range from one to three years.  One customer (which is comprised of a series of subsidiaries under the control of a parent company) accounted for approximately 22.4% of our annual revenues during fiscal year 2007. Comtex’s distributor/customer base includes:

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

Technology infrastructure investments in fiscal 2007 included additional hardware and software development, both of which have continued to improve the reliability of our systems.

As available technology is developed, we continue to evaluate and adopt new approaches to improve reliability, decrease costs and deliver increasingly complex products using simpler methodologies.

Product Development

In March 2005, Comtex introduced a new product, ComtexSmarTrend® Alert, an automated pattern recognition system that generates up to 100 intraday uptrend or downtrend alerts each day, providing investors with a unique tool for evaluating equities and giving Comtex distributors an exclusive new product offering.  The alerts are delivered with related news headlines when available, on more than 4,600 North American stocks included in the Comtex SmarTrend database.

SmarTrend dynamically analyzes up to three years of historical stock price data coupled with real-time current-day trading information, and sends resulting alerts indicating that a price trend change has been identified. Hundreds of factors are simultaneously analyzed to result in this unique price trend change notification system. SmarTrend is based upon proprietary automated time-price series pattern recognition technology developed over the past 25 years.

In the third quarter of fiscal 2006, the Company introduced a consumer version of SmarTrend, a new web application through which all investors now have direct access to Comtex SmarTrend Alerts and related news stories via monthly subscription.  The Company sells SmarTrend primarily via the Company’s website, www.mysmartrend.com.

Product development activities include quality assurance, content product enhancements and the development of proprietary news products. For the fiscal years ended June 30, 2007 and 2006 our product development costs were approximately $285,000 and $193,000, respectively.  Expenses related to the design and development of our content processing systems are not included in these costs.

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

Employees

At June 30, 2007, we had 21 full-time employees.  The employees are not members of a union and we believe employee relations are generally good.

Available Information

We file annual, quarterly and special reports, proxy statements and other information with theSEC. You may read and copy any document we file at the SEC’s public reference room at 100 F Street, NE, Washington, D.C. 20549.  Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms.  Our SEC filings are also available to the public from the SEC's website at http://www.sec.gov, or via the Investor Relations page maintained at the Comtex website, http://www.comtex.com.

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

We Are Dependent On Cash Reserves.

 We generated negative cash flows from operations for the fiscal year ended June 30, 2007 and our revenue base has been declining.  Our ability to meet our liquidity needs on a long-term basis depends on our ability to generate sufficient revenues and cash to cover our current obligations.  No assurance may be given that we will be able to maintain the revenue base or the size of profitable operations that may be necessary to achieve our long-term liquidity needs.
We Depend On The Continued Growth In The Use Of The Internet, Particularly For News and Financial Information.

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

If We Are Unable To Maintain Our Reputation and Expand Our Name Recognition, We May Have Difficulty Attracting New Business and Retaining Current Customers and Employees.

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

The Sale of Information Regarding Stock Market Trading Poses Certain Risks.

All software may contain errors and all financial market and similar databases and services, including the data used by the Company, contain inaccuracies and mistakes and are incomplete in certain respects.   In our agreements, customers are strongly advised to verify pricing and all other relevant information prior to making any trade or investment.

Furthermore, investments and trading involve risks, including possible loss of principal and other losses. SmarTrend data products are designed, provided and/or presented chiefly to provide a training tool for the understanding of the financial markets. They are licensed to customers with the understanding that neither the Company nor its data suppliers are engaged in rendering any investment, trading or other professional advice. If investment, trading or other professional advice is required, the services of a competent, licensed professional are recommended to customers. No employee, agent or representative of the Company is authorized to provide any such advice of any nature whatever.

Some Customers Pose Credit Risks.

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

Unauthorized Break-Ins To Our Systems Could Harm Our Business.

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

If Equipment Failures Interrupt The Distribution Of Content To Our Customers, We Could Lose Customers and Our Reputation May Be Adversely Affected.

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

Losing Major Content Providers May Leave Us With Insufficient Breadth Of Content To Retain and Attract Customers.

We do not generate large quantities of original content and therefore are highly dependent upon third-party content providers.  If we were to lose one of our major content providers and were not able to obtain similar content from another source, our services would be less attractive to customers.  In addition, we cannot be certain that we will be able to license content from our current or new providers on favorable terms in the future, if at all.

Our Dependence On Key Personnel.

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

Our Common Stock Price Is Volatile, Fluctuates Significantly and Trades on a Sporadic Basis.

The trading price of our Common Stock has been, and probably will continue to be, subject to wide fluctuations and limited trading volume.  The shares are traded on the OTCBB.  The stock is not followed by any security analysts and has a limited and unpredictable number of market makers.  During fiscal year 2007, the closing prices of our Common Stock ranged from $0.18 to $0.96.  In addition to the foregoing, the stock price may also fluctuate in response to a number of events and factors, such as the following:

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

Potential Acquisitions, Mergers and/or Strategic Investments May Result In Increased Expenses, Difficulties In Integrating Target Companies and Diversion Of Management’s Attention.

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

Our Executive Officers, Directors And 5% Or Greater Stockholders Significantly Influence All Matters Requiring Stockholder Vote.

Our executive officers and directors, in the aggregate, beneficially own approximately 25% of our outstanding common stock.  As a result, our executive officers and directors are able to significantly influence the outcome of all matters requiring approval by our stockholders, including the election of directors and approval of significant transactions.  This concentration of ownership could delay, deter or prevent a change of control and could adversely affect the price that investors are willing to pay in the future for shares of our common stock.

We Have No Intention To Pay Dividends.

We have never declared or paid any cash dividends on our common stock.  We currently intend to retain any future earnings for funding growth and, therefore, do not expect to pay any cash dividends in the foreseeable future.

Item 2.    Properties

We own no real estate.  We lease office space at 625 N. Washington Street in Alexandria, Virginia.  We currently lease 4,000 square feet at a monthly expense of approximately $8,900, with said agreement expiring in September 2009.  In addition, we sub-lease 2,273 rentable square feet of space in New York, New York, at a cost of approximately $9,100 per month, which lease will expire in June 2009. We also rent a corporate apartment in Old Town Alexandria under a month-to-month lease.

Item 3.    Legal Proceedings

On April 15, 2004, the Company’s former Chairman/CEO and President, both of whom resigned on February 5, 2004, filed separate demands for arbitration against the Company related to the terms of their employment agreements.  The demands alleged breaches of the employment agreements and requested payment of approximately $129,000 to the former employees.  On August 8, 2006, an arbitrator denied the former President’s claim, awarding only a bonus, vacation pay and certain previously granted options, none of which was in dispute.  The Company continues to deny the allegations presented by the former Chairman/CEO and continues to vigorously defend this action.  Based upon events to date in the arbitration, the Company has accrued approximately $61,000 in expenses, as of June 30, 2007.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for Common Equity, Related Stockholder Matters, and Small Business Issuer Purchase of Equity Securities

Shares of our common stock, par value $.01 per share, which we refer to herein as Common Stock, are traded sporadically under the symbol CMTX on the Over-the-Counter Bulletin Board of the National Association of Securities Dealers, or OTCBB.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The range of high and low bid quotations for the Common Stock, as reported on the OTCBB, for each quarterly period during fiscal years 2006 and 2007 is shown below:

Fiscal Year Ended June 30, 2006	High	Low

First Quarter
(7/1 to 9/30/05)	0.60	0.20

Second Quarter
(10/1 to 12/31/05)	0.68	0.33

Third Quarter
(1/1 to 3/31/06)	0.44	0.17

Fourth Quarter
(4/1 to 6/30/06)	1.16	0.17

Fiscal Year Ended June 30, 2007	High	Low

First Quarter
(7/1 to 9/30/06)	1.08	0.18

Second Quarter
(10/1 to 12/31/06)	0.23	0.18

Third Quarter
(1/1 to 3/31/07)	0.25	0.18

Fourth Quarter
(4/1 to 6/30/07)	0.28	0.16

The approximate number of holders of record of our Common Stock as of September 17, 2007 was 502.

We have never declared or paid a cash dividend on our Common Stock and do not anticipate the declaration or payment of cash dividends to shareholders in the foreseeable future.  Set forth below is certain information as of June 30, 2007 regarding equity compensation plans for directors and executive officers of the Company that have been approved by stockholders.

Equity compensation plans approved by stockholders	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of securities remaining available for issuance under plan
1995 Stock Option Plan	2,916,259	$0.30	0
2003 Stock Option Plan	349,0000	$0.28	750,000

Item 6.    Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Application of Critical Accounting Policies
Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  We believe the following critical accounting policies affect significant judgments, estimates and assumptions used in the preparation of the financial statements.

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

RESULTS OF OPERATIONS

Comparison of the Fiscal Year ended June 30, 2007 to the Fiscal Year ended June 30, 2006

The net loss for the year ended June 30, 2007 was approximately $107,000, compared to a net loss of approximately $458,000, for the year ended June 30, 2006, an improvement of 76.7%.  The primary reason for the increase was the reduction in stock-based compensation costs offset by an increase in technical operations and support and general and administrative expenses.

Revenues consisted primarily of royalty revenues and fees from the licensing of content products to information distributors.  During the year ended June 30, 2007, our total revenues were approximately $7,069,400, a decrease of approximately $607,000, or 7.9%, from total revenues of approximately $7,676,500 for the year ended June 30, 2006. The decline in revenues was the direct result of consolidation among customers.

One of the Company’s customers (which is comprised of a series of subsidiaries under the control of a parent company) accounted for approximately 22.4% of revenue for the fiscal year ended June 30, 2007 and two of the Company’s customers individually accounted for approximately 28.6% and 11.5% of revenues for the fiscal year ended June 30, 2006.  The Company maintains reserves on accounts receivable and to date credit losses have not exceeded management’s expectations.

Our cost of revenues consisted primarily of content licensing fees and royalties to content providers, depreciation expense on our production software, and data communication costs for the delivery of our products to customers.  The cost of revenues for the year ended June 30, 2007 was approximately $3,058,900, a decrease of approximately $616,500, or 16.8%, from the cost of revenues for the year ended June 30, 2006.    The decrease in cost was primarily due to a decrease in royalty usage fees, renegotiation of fixed costs associated with certain content providers, and a decrease in software amortization expense.

The gross profit for the year ended June 30, 2007 was approximately $4,010,500, an increase of approximately $9,400, or 0.2%, from the prior year.   The gross margin percentage increased for the year ended June 30, 2007, to approximately 56.7% from approximately 52.1% in the prior year.

The increase in gross profit was based on the decrease in cost of revenues being slightly greater than the decrease in revenues discussed above.

Total operating expenses for the year ended June 30, 2007 were approximately $3,842,000, representing an approximate $523,000, or 12.0%, decrease in operating expenses from the year ended June 30, 2006.  This decrease in expenses resulted from a reduction in non-cash stock-based compensation expense, and depreciation and amortization expense offset by an increase in technical operations and support expense as well as an increase in general and administrative expense.

Technical operations and support expenses during the year ended June 30, 2007 increased approximately $55,500, or 4.8%, from these expenses during the year ended June 30, 2006.  This increase resulted from an increase in outside consultants for development of new products, offset by a decrease in stock-based compensation expense compared to the prior year.

Sales and marketing expenses decreased by approximately $54,000, or 7.0% for year ended June 30, 2007 compared to the prior year.  The decrease was the result of decreases in sales and marketing personnel and related expenses, compared to the prior year.

General and administrative expenses for the year ended June 30, 2007 decreased approximately $440,000, or 19.3%, compared to the prior year.   The decrease is due to the reduction in stock- based compensation expense, offset in part by an increase in salaries and bonuses during the year ended June 30, 2007 compared to the previous fiscal year.

Stock-based compensation expense for the year ended June 30, 2007 was approximately $44,000, compared to $772,000, for year ended June 30, 2006.  Stock-based compensation was recorded based on SFAS 123R in both fiscal years.

Depreciation and amortization expense for the year ended June 30, 2007 was approximately $68,000, or 55.2%, lower than the depreciation and amortization expense during the prior year.  The decrease was due to the continued implementation of the Company’s policy to no longer invest in significant software acquisitions.

Other expense, net of other income, for the year ended June 30, 2007 was approximately $269,000, compared to approximately $78,000 for the year ended June 30, 2006.  This change was mainly attributable to the non-cash expense resulting from the implementation of SFAS No. 84 accounting treatment of the Note Repayment Agreement, offset by a decrease in interest expense.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

For the year ended June 30, 2007, we had operating income of approximately $168,000 and a net loss of approximately $107,000.  At June 30, 2007, we had working capital of approximately $888,000, compared to working capital of approximately $1,374,000 at June 30, 2006. The decrease in working capital was primarily attributable to the $650,000 cash paid to settle the note payable, and purchases of computer hardware equipment offset by the net loss for the 2007 fiscal year.  Stockholders’ equity increased to approximately $1,110,000 at June 30, 2007 from $731,000 at June 30, 2006.  The increase in stockholders’ equity was primarily attributable to additional paid in capital recognized from the Note Repayment Agreement, offset by the net loss for the 2007 fiscal year.

We had cash and marketable securities of approximately $1,104,000 at June 30, 2007, compared to approximately $1,882,000 at June 30, 2006.  For the year ended June 30, 2007, the Company used approximately $1,300,600 in cash, of which $650,000 was used for the Note Repayment Agreement and the net balance was primarily used for the purchase of marketable securities, net of proceeds from the sale of marketable securities.

We made capital expenditures of approximately $111,000 during the year ended June 30, 2007, primarily for computer and communications equipment to replace outdated equipment.  Financing activities resulted in payments of approximately $6,600 on capital leases, $650,000 to settle the note payable and approximately $30,000 of proceeds from interest in broker margin accounts.

The Company’s future contractual obligations and commitments as of June 30, 2007 were as follows:

	Contractual Obligations
	2008	2009	2010	2011	2012	Total
Operating Leases	$219,548	$140,337	$4,656	$4,656	$3,104	$372,301

Total	$219,548	$140,337	$4,656	$4,656	$3,104	$372,301

Currently we are dependent on our cash receipts and current reserve to fund operations. We have the option available to use accounts receivable financing through a bank financing agreement.  Although the net loss for the year ended June 30, 2007 was primarily attributable to the adjustment resulting from SFAS No. 84 accounting treatment of the Note Payment Agreement, our revenue base has continued to decline.  Assuming a continuing erosion of revenue without an infusion of capital, the Company is at risk of being unable to generate sufficient liquidity to meet its obligations.  The Company has utilized and will continue to utilize its financing agreement should the need arise to meet its liquidity needs.  Further corporate consolidation or market deterioration affecting our customers could impair our ability to generate such revenues.  No assurance may be given that we will be able to maintain the revenue base or the profitable operations that may be necessary to achieve our liquidity needs.

EBITDA, excluding the effects of stock-based compensation and debt conversion expense as defined below, was approximately $322,000 for year ended June 30, 2007 compared to EBITDA of approximately $690,000 for the year ended June 30, 2006.  The decrease in EBITDA during the year ended June 30, 2007 compared to the prior year was the result of a decrease in revenues and an increase in technical operations and support, and general and administrative expenses.

The table below shows the reconciliation between net loss and EBITDA:

	Fiscal Year Ended June 30,
	2007	2006
	(in thousands)
Net Loss	$(107)	$(458)
Stock-based compensation	44	772
Depreciation and Amortization	110	282
Other Expense, Net	269	78
Income Taxes	6	16
EBITDA	$322	$690

EBITDA consists of earnings before stock-based compensation, debt conversion expense, interest expense, interest and other income, unrealized and realized gains (losses) in marketable securities, income taxes, and depreciation and amortization.  EBITDA does not represent funds available for management's discretionary use and is not intended to represent cash flow from operations.  EBITDA should also not be construed as a substitute for operating income or a better measure of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles.  EBITDA excludes components that are significant in understanding and assessing our results of operations and cash flows.  In addition, EBITDA is not a term defined by U.S. generally accepted accounting principles, and as a result, our measure of EBITDA might not be comparable to similarly titled measures used by other companies.

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

Item 7.    Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Comtex News Network, Inc.

We have audited the accompanying balance sheet of Comtex News Network, Inc. as of June 30, 2007 and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended June 30, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Comtex News Network, Inc. as of June 30, 2007 and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

September 24, 2007

COMTEX NEWS NETWORK, INC.
BALANCE SHEET
JUNE 30, 2007

ASSETS
CURRENT ASSETS:
Cash	$581,131
Marketable Securities	523,303
Accounts Receivable, Net of Allowance for Doubtful Accounts of $115,396	938,080
Prepaid Expenses	15,826

TOTAL CURRENT ASSETS	2,058,340

PROPERTY AND EQUIPMENT, NET	178,758

DEPOSITS AND OTHER ASSETS	43,253

DEFERRED INCOME TAX ASSET, NET OF VALUATION
ALLOWANCE OF $2,067,016	0

TOTAL ASSETS	$2,280,351

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts Payable and Other Accrued Expenses	$913,850
Accrued Payroll Expenses	197,899
Broker Margin Account	30,163
Deferred Revenue	28,805

TOTAL LIABILITIES	1,170,717

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common Stock, $0.01 Par Value - Shares Authorized:
25,000,000: Shares issued and outstanding 15,294,200	152,942
Additional Paid-In Capital	13,563,340
Accumulated Deficit	(12,606,648)

Total Stockholders' Equity	1,109,634

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,280,351

The accompanying “Notes to Financial Statements” are an integral part of these financial statements.

COMTEX NEWS NETWORK, INC.
STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	June 30
	2007	2006

Revenues	$7,069,405	$7,676,524

Cost of Revenues
(including depreciation and amortization expense of
$42,039 and $129,205, respectively)	3,058,887	3,675,371

Gross Profit	4,010,518	4,001,153

Operating Expenses
Technical Operations and Support (inclusive of stock-based
compensation of $7,326 and $53,520, respectively)	1,213,071	1,157,574
Sales and Marketing (inclusive of stock-based compensation
of $10,144 and $41,579, respectively)	717,296	771,010
General and Administrative (inclusive of stock-based
compensation of $26,614 and $677,389, respectively)	1,843,401	2,283,524
Depreciation and Amortization	68,404	152,750

Total Operating Expenses	3,842,172	4,364,858

Operating Income (Loss)	168,346	(363,705)

Other Expense, Net
Interest Expense	(57,362)	(91,479)
Interest Income	16,901	9,672
Realized and Unrealized Loss on Marketable Securities	(6,948)	0
Debt Conversion Expense	(234,336)	0
Other Income	12,839	3,605

Total Other Expense, net	(268,906)	(78,202)

Loss Before Provision for Income Taxes	(100,560)	(441,907)

Provision for Income Taxes	6,269	16,200

Net Loss	$(106,829)	$(458,107)

Basic and Diluted Loss Per Common Share	$(0.01)	$(0.03)

Basic and Diluted Weighted Average Number of Common Shares	14,238,226	13,675,247

The accompanying “Notes to Financial Statements” are an integral part of these financial statements.

	COMTEX NEWS NETWORK, INC.
	STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Shares Outstanding
					Total
	Number of	Par	Additional	Accumulated	Stockholders'
	Shares	Value	Paid-In Capital	Deficit	Equity

Balance at June 30, 2005	13,600,247	$136,002	$12,311,898	$(12,041,712)	$406,188

Exercise of Stock Options	100,000	1,000	9,000	-	10,000

Stock-based compensation	-	-	772,488	-	772,488
Net Loss	-	-	-	(458,107)	(458,107)

Balance at June 30, 2006	13,700,247	$137,002	$13,093,386	$(12,499,819)	$730,569

Exercise of Stock Options	2,000	20	500	-	520
Debt Converted to common stock	1,591,953	15,920	425,368		441,288
Stock-based compensation	-	-	44,086	-	44,086
Net Loss	-	-	-	(106,829)	(106,829)

Balance at June 30, 2007	15,294,200	$152,942	$13,563,340	$(12,606,648)	$1,109,634

The accompanying “Notes to Financial Statements” are an integral part of these financial statements.

COMTEX NEWS NETWORK, INC.
STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	June, 30
	2007	2006
Cash Flows from Operating Activities:
Net Loss	$(106,829)	$(458,107)
Adjustments to reconcile net loss to net
cash (used in) provided by operating activities:
Depreciation and Amortization	110,443	281,955
Provision for Bad Debt	42,928	0
Realized and Unrealized Loss on Marketable Securities	6,948	0
Stock-Based Compensation	44,084	772,488
Loss on Disposal of Assets	0	0
Debt Conversion Expense	234,336	0
Changes in Assets and Liabilities:
Accounts Receivable	(137,364)	(92,211)
Prepaid Expenses	12,156	195,806
Deposits and Other Assets	(6,331)	17,735
Accounts Payable and Other Accrued Expenses	(247,074)	88,144
Accrued Payroll Expenses	543	65,751
Deferred Revenue	14,591	(1,615)
Deferred Rent	(2,014)	(19,771)

Net Cash (Used in) Provided By Operating Activities	(33,583)	850,175

Cash Flows from Investing Activities:
Purchase of Marketable Securities	(6,044,477)	0
Proceeds from Sale of Marketable Securities	5,514,226	0
Purchase of Property and Equipment	(110,824)	(35,324)
Net Cash Used in Investing Activities	(641,075)	(35,324)

Cash Flows from Financing Activities:
Repayment of Capital Lease Obligations	(6,633)	(16,722)
Repayment of Note Payable	(650,000)	0
Repayments on Bank Financing Agreement	0	(151,713)
Increase in Broker Margin Account	30,163	0
Proceeds from Exercise of Stock Options	520	10,000

Net Cash Used in Financing Activities	(625,950)	(158,435)

Net (Decrease) Increase in Cash	(1,300,608)	656,416

Cash at Beginning of Year	1,881,739	1,225,323

Cash at End of Year	$581,131	$1,881,739

The accompanying “Notes to Financial Statements” are an integral part of these financial statements.

COMTEX NEWS NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007

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

Consistent with standard practice in the information aggregation industry, the Company generally has renewable long-term contractual relationships with those information providers and information distributors with which it does business.  The Company generates revenues primarily from charges to distributors for the licensing of enhanced content, including CustomWires, TopNews products and publishers’ full feeds.  Distributor licenses typically consist of minimum royalty commitments and fixed fees for data communications and support. Royalties are based upon the customers’ business and revenue models such that success in their chosen markets generates increasing revenues for the Company.  Fees and royalties from information distributors comprise the majority of the Company’s revenues.  Fees and royalties due to information providers, along with telecommunications costs and employee payroll costs, comprise the majority of the Company’s costs and expenses.  The Company operates and reports in one segment, information services.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

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

Marketable Securities

Marketable securities are bought and held principally for the purpose of maximizing near term re-sales and are classified as trading securities. Marketable securities are recorded at fair value, measured by quoted market prices in an active market with the change in fair value during the period included in earnings.

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

Research and Development

The Company conducts ongoing research and development in the areas of product enhancement and quality assurance.  Such costs are expensed as incurred.  Product development costs for the fiscal years ended June 30, 2007 and 2006 were approximately $285,000 and $193,000, respectively, and are included in technical operations and support in the statement of operations.

Advertising

The Company engages in advertising and promotional activities to promote its products and services.  Advertising costs are expensed as incurred.  Advertising costs were approximately $4,000 for both fiscal years ended June 30, 2007 and 2006.

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

Stock-based Compensation

Prior to fiscal year ended June 30, 2006, the Company accounted for stock-based employee compensation under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations and provided the required pro forma disclosures under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”).  On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 and generally requires that such transactions be accounted for using a fair-value-based method. Comtex adopted this standard on its effective date, July 1, 2005.

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

Risks and Uncertainties

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable.  The Company periodically performs credit evaluations of its customers’ financial condition and generally does not require collateral on accounts receivable. For the fiscal year ended June 30, 2007, one of the Company’s customers accounted for approximately 22.4% of gross revenues and as of June 30, 2007 this customer receivable accounted for 33.7% of gross receivables.  For the fiscal year ended June 30, 2006, two of the Company’s customers accounted for approximately 40.1% of gross revenues.  The Company maintains reserves on accounts receivable and to date credit losses have not exceeded management’s expectations.

Earnings (Loss) per Common Share

Basic earnings per share ("EPS") is presented in accordance with the provisions of SFAS No. 128, Earnings per Share.  Basic EPS excludes dilution for potentially dilutive securities and is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted resulting in the issuance of common stock.  For the years ended June 30, 2007 and 2006, diluted EPS is equal to basic EPS since all potentially dilutive securities are anti-dilutive for each of the periods presented.  Diluted net loss per common share for the years ended June 30, 2007 and 2006 does not include the effects of options to purchase approximately 3.25 million and 3.3 million shares of common stock, respectively, nor does it include approximately 0.9 million shares of potential common stock in 2006, related to the note payable to AMASYS, on an “as if” converted basis.

Fair Value of Financial Instruments

Accounts receivable, accounts payable and other accrued expenses and other current assets and liabilities are carried at amounts which reasonably approximate their fair values because of the relatively short maturity of those instruments.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for the Company’s fiscal year beginning July 1, 2007. The Company is currently reviewing this new standard to determine its effects, if any, on results of operations or financial position.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosures.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is currently evaluating whether adoption of SFAS No. 157 will have an impact on the financial statements.

In September 2006, the Securities and Exchange Commision issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”).  SAB 108 addresses the diversity in practice in quantifying financial statement misstatements and establishes an approach that requires quantification of financial statement misstatements based on the effects of misstatements on each of the Company’s financial statements and the related disclosures.  SAB 108 is effective for fiscal years ending after November 15, 2006.  The application of SAB 108 did not have any impact on the Company’s balance sheet, statements of operations, or statements of cash flows for fiscal 2007.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option.  The Company does not believe the adoption of this standard will have a material impact on the financial statements.  This standard will become effective for the Company in the first quarter of fiscal 2009.

3.    RELATED PARTY TRANSACTIONS

Note Payable to AMASYS

On December 9, 2003, the Company executed an amendment to the Amended, Consolidated and Restated 10% Senior Subordinated Secured Note (the “Amended Note”), payable to AMASYS Corporation ("AMASYS"), (the “Third Amendment”) for the purpose of reducing the price at which the Amended Note could have been converted into common stock of the Company.   Pursuant to the Third Amendment, AMASYS agreed to subordinate the Amended Note to senior debt instruments. AMASYS, at the time was deemed to be an affiliated company by nature of its stock ownership position and its Chairman and President, C.W. Gilluly, Chairman of the Company.  In consideration for subordination agreements, the Company agreed to reduce the conversion price stipulated in the Amended Note from the previously-stated conversion price of $1.20 per share to $0.75 per share, which price increased by $0.05 every one hundred and eighty (180) days thereafter.

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

On February 28, 2007, in order to save the Company the continuing costs of servicing the Note, Comtex entered into a Note Repayment Agreement with the holders of the Note to settle this Note for a combination of cash and restricted stock equal to the value of the Note.  The total consideration paid was $650,000 in cash and the issuance of 1,591,953 shares of restricted common stock of Comtex.  In accordance with SFAS No. 84, Induced Conversions of Convertible Debt, the Company recorded a non-cash expense in the amount of $234,336 for the year ended June 30, 2007.  SFAS No. 84 prescribes the method by which value is ascribed to transactions in which the repayment of debt via the issuance of stock varies from its original terms.

4.    MARKETABLE SECURITIES

Marketable securities consisted of equity positions with a cost of $524,406 and fair value of $523,303 at June 30, 2007. Realized gains and losses are determined based on the specific identification method. Gross realized losses amounted to $5,845 and unrealized holding losses amounted to $1,103 for the year ended June 30, 2007.

5.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2007:

Computer Equipment	$1,343,670

Furniture and Fixtures	64,868

Purchased Software and Software Development	2,524,244

Other Equipment	8,464
3,941,246
Less Accumulated Depreciation and Amortization	(3,762,488)

Property and Equipment, Net	$178,758

6.    AMOUNT DUE UNDER BANK FINANCING AGREEMENT

In December 2003, the Company entered into an Accounts Receivable Purchase Agreement with a bank (the “Financing Agreement”), which provides for a revolving line of credit of up to $1 million collateralized by the Company’s accounts receivable.  At June 30, 2007, no amount was due to the bank for advances under the Financing Agreement.

7.    INCOME TAXES

Income taxes included in the Statements of Operations consist principally of state income taxes and local franchise taxes.  The tax provision differs from the amounts computed using the statutory federal income tax rate as follows:

	2007	2006
Provision at statutory federal income tax rate	34.0%	34.0%
Provision - state income tax	4.0%	4.0%
Permanent items	(86.7%)	1.2%
Other adjustments	(15.5%)	(5.1%)
Change in valuation allowance	58.0%	(31.2%)
Effective income tax rate	(6.2%)	2.9%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes.

Significant components of the deferred tax assets and liabilities as of June 30, 2007, were as follows:

Deferred tax assets:
Amortization	1,537
Depreciation	220,197
Net operating loss carryforwards	1,394,161
Allowance for bad debts	43,851
Options to executives	310,298
Accruals	87,800
AMT credit carryforwards	6,532
Capital loss carryforwards	2,640
Total deferred tax assets	2,067,016
Less: Valuation allowance	(2,067,016)

Net deferred tax asset (liability)	$0

The Company has a net operating loss (“NOL”) carryforward available to offset future taxable income of approximately $3,669,000 as of June 30, 2007.  The net change in valuation allowance during 2006 was a decrease of approximately $63,000.  The NOL’s expire in the years 2021 through 2024. Utilization of these net operating losses may be subject to limitations in the event of significant changes in stock ownership of the Company.

In assessing the realizability of its net deferred tax assets, management considers whether it is more likely than not that some portion or all of the net deferred tax assets are realizable. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of June 30, 2007, the Company provided a full valuation allowance of approximately $2,067,000 against its net deferred tax assets.

8.    STOCK OPTION PLANS

The Company’s 2003 Incentive Stock Plan (the “2003 Plan”) and 1995 Stock Option Plan (the "1995 Plan") provide for both incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options to purchase shares by key employees, consultants and directors of the Company.  The 1995 Plan expired on October 12, 2005 and the Company will no longer grant options under its provisions.  At this time, the Company has not replaced the 1995 Plan and does not intend to do so.  The exercise price of an incentive stock option is required to be at least equal to 100% of the fair market value of the Company’s common stock on the date of grant (110% of the fair market value in the case of options granted to employees who are 10% shareholders).  The exercise price of a non-qualified stock option is required to be not less than the par value, nor greater than the fair market value, of a share of the Company’s common stock on the date of the grant. The term of an incentive or non-qualified stock option may not exceed ten years (five years in the case of an incentive stock option granted to a 10% stockholder), and options generally vest within three years of issuance.

Effective July 1, 2005, the Company adopted Statement 123(R), which requires the measurement and recognition of compensation expense for all stock-based payments made to employees, including employee stock option, performance share, performance unit, restricted stock and restricted unit awards based on estimated fair value. We previously applied the provisions of Accounting Principles Board Opinion, or APB, No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations and provided the required pro forma disclosures under Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”).

The Company is using the modified prospective transition method. Under this method, compensation cost recognized for the fiscal years ended June 30, 2007 and 2006 includes: (a) compensation costs for all share based payments granted prior to, but not yet vested as of July 1, 2005, based on grant-date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of 123(R).  Results for prior periods have not been restated.  As a result of adopting Statement 123(R) on July 1, 2005, the Company’s income before income taxes and net income for the fiscal years ended June 30, 2007 and 2006 was $44,084 and $772,488, respectively, lower than if it had continued to account for share-based compensation under APB Opinion 25.  Basic earnings per share would have been $0.00 and $0.02 for the fiscal years ended June 30, 2007 and 2006, had the Company not adopted SFAS 123(R) compared to $(0.01) and $(0.03), respectively for basic loss per share with the adoption.  The adoption of Statement 123(R) had no effect on cash flow from operations and cash flow from financing activities for the years ended June 30, 2007 and 2006.

Information with respect to stock options under the 2003 and 1995 Plans is as follows:

	2007		2006
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	3,312,249	$0.30	1,332,929	$0.25
Granted	-	-	1,668,000	0.34
Reinstated	-	-	450,000	0.26
Exercised	(2,000)	0.26	(100,000)	0.10
Expired/ Forfeited	(44,990)	0.31	(38,680)	0.47
Outstanding at end of year	3,265,259	0.30	3,312,249	0.30
Options exercisable at end of year	3,250,979	0.30	3,122,429	0.30
Weighted average fair value of options granted		-		$0.47

The reinstated stock options reflect stock options previously written off by the Company and were awarded to a former executive in settlement of a litigation proceeding in the year ended June 30, 2006 (see Note 11). These stock options fully vested before fiscal year 2006 and, therefore, had no effect on the net loss for the year ended June 30, 2006.

The following table summarizes information about the stock options outstanding at June 30, 2007:

Outstanding				Exercisable
			Weighted-
		Weighted-	Average		Weighted-
		Average	Remaining		Average
	Number of	Exercise	Contractual Life	Number of	Exercise
Exercise Price	Shares	Price	(years)	Shares	Price
$0.10-0.63	3,226,259	$0.27	7.4	3,211,979	$0.27
$1.50-1.81	19,500	$1.65	2.8	19,500	$1.65
$2.05-4.88	19,500	$3.04	2.9	19,500	$3.04
	3,265,259			3,250,979

As of June 30, 2007, 3,250,979 stock option grants had vested.  Of this total, 1,665,579 were granted prior to July 1, 2005, and 1,585,400 were granted subsequent to July 1, 2005.  In the fiscal year ended June 30, 2007, 2,000 options were exercised. The weighted average remaining contractual term for stock options that were outstanding as of June 30, 2007 was approximately 7.1 years. The weighted average remaining contractual term for stock options that were exercisable as of June 30, 2007 was approximately 7.1 years. The intrinsic value for stock options outstanding and exercisable as of June 30, 2007 was approximately $90,000.

A summary of the status of the Company’s nonvested shares as of June 30, 2007, and changes during fiscal 2007, is presented as follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2006	189,820	$0.23
Granted	0	0.00
Vested	(164,500)	0.19
Forfeited (1)	(11,040)	0.31

Nonvested at June 30, 2007	14,280	$0.33

(1) Of the 44,990 forfeited options in the fiscal year ended June 30, 2007, 33,950 had vested in prior years.

In the fiscal year ended June 30, 2007 the Company did not issue any stock options. The fair value of stock options issued in fiscal 2006 was estimated to be $0.47, using a Black-Scholes-option pricing model. The model considers assumptions related to exercise price, expected volatility, risk-free interest rate, and the weighted average expected term of the stock option grants.  Expected volatility assumptions utilized in the model were based on historical volatility of the Company’s stock price over the expected term.  The risk-free rate is derived from the U.S. Treasury yield.  The expected term of options represents the period of time that options granted are expected to be outstanding.  A total of 1,668,000 options were granted in fiscal 2006.  The fair values of options granted in fiscal 2006 were estimated at the date of grant with the following assumptions:

Risk-free interest rate	4.20%
Expected Volatility Factor	169%
Expected life (in years)	6.2
Exercise Price	$0.34
Expected Dividend	0
Fair Value of each option	$0.47

As of June 30, 2007, the Company had one share-based plan, which is described above.  The 1995 plan expired as of October 12, 2005.  The compensation cost charged against income for this plan for fiscal years ended June 30, 2007 and 2006 were $44,084 and $772,488, respectively.  These numbers includes (a) $24,372 and $49,716, for fiscal year 2007 and 2006, repectively, of compensation costs for all share based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of Statement 123, and (b) $19,712 and $722,772 for fiscal years 2007 and 2006, respectively, of compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of 123(R).  No income tax benefits are recognized in the statement of operations for share-based arrangements due to the utilization of federal and state net operating loss carryforwards.

Stock-based compensation costs are allocated in operating expense categories as follows:

	For the Year Ended June 30,
	2007	2006

Technical Operations & Support	$7,326	$53,520
Sales & Marketing	10,144	41,579
General & Administrative	26,614	677,389
Total Stock-based Compensation costs	$44,084	$772,488

As of June 30, 2007, the total compensation cost related to non-vested awards not yet recognized is $3,297.  The period over which this cost will be recognized is 2 months.

9.    EMPLOYEE STOCK PURCHASE PLAN

In December 1997, stockholders approved the 1997 Employee Stock Purchase Plan.  The Company has 600,000 shares reserved for issuance under the Plan as of June 30, 2007.  The purpose of the Plan is to secure for the Company and its stockholders the benefits of the incentive inherent in the ownership of Common Stock by present and future employees of the Company.  The Plan is intended to comply with the terms of Section 423 of the Internal Revenue Code of 1986, as amended, and Rule 16b-3 of the Securities Exchange Act of 1934.  Under the terms of the Plan individual employees may pay up to $10,000 per calendar year for the purchase of the Company’s common shares at 85% of the determined market price.

10.    SUPPLEMENTARY INFORMATION

Interest

The Company made payments for interest of approximately $57,000 and $91,000 for the fiscal years ended June 30, 2007 and 2006, respectively.

Income Taxes

The Company made payments for income taxes of approximately $6,000 and $17,100 for the fiscal years ended June 30, 2007 and 2006, respectively.

Allowance for Doubtful Accounts

The following table summarizes activity in the allowance for doubtful accounts:

Fiscal Year Ended June 30,

	2007	2006
Beginning Balance	$79,396	$180,758
Additions – charged to operating expenses	59,400
Write-Offs	(23,400)	(101,362)
Balance at End of Year	$115,396	$79,396

Non-cash financing activity

On February 28, 2007, the Company settled a note by payment of $650,000 in cash and the issuance of 1,591,953 shares of restricted common stock of Comtex (see Note 3).

11.    COMMITMENTS AND CONTINGENCIES

The Company leases office space and certain equipment under non-cancelable operating leases that expire at various dates through February 2012.  The leases require fixed escalations and payment of property taxes, insurance and maintenance costs.

The future minimum rental commitments under operating leases are as follows:

Fiscal year ending June 30,	Minimum Rental Commitments
2008	$219,548
2009	140,337
2010	4,656
2011	4,656
2012	3,104
$372,301

Rent expense, included in general and administrative expenses, under all operating leases totaled approximately $248,000 and $202,000 for the fiscal years ended June 30, 2007 and 2006, respectively.

In November 2006, the Company entered into an employment agreement with Mr. Chip Brian, its newly appointed President and Chief Executive Officer. The agreement provides for a two-year term, which will expire on October 31, 2008, but may be renewed.  Mr. Brian will receive an annual salary of $200,000 and $220,000 over the two-year term with the possibility of a performance bonus of up to 25% of his base salary for each year. Mr. Brian may be terminated from employment with or without cause. However, if he is terminated without cause or for good reason, he will be entitled to receive payment of his annual salary, full vesting of his stock options which will then become immediately exercisable and his employee benefits at the Company's expense for a period not to exceed 18 months.  The agreement also contains change in control and non-compete provisions.

On April 15, 2004, each of the Company’s former Chairman/CEO and President, who both resigned on February 5, 2004, filed separate demands for arbitration against the Company related to the terms of their employment agreements.  The demands alleged breaches of the employment agreements and requested payment of approximately $129,000 to the former employees.  On August 8, 2006, an arbitrator denied the former President’s claim, awarding only a bonus, vacation pay and certain previously granted options, none of which was in dispute.  Because both parties have requested additional clarification of certain portions of the settlement, the end result remains uncertain.  The Company continues to deny the former CEO’s allegations and continues to vigorously defend this action.  Based upon events to date in the arbitration, the Company has accrued approximately $61,000 in expenses as of June 30, 2007.

12.    401(K) PLAN

The Company has a 401(k) plan available to all full-time employees who meet a minimum service requirement.  Employee contributions are voluntary and are determined on an individual basis with a maximum annual amount equal to the maximum amount allowable under federal tax regulations.  All participants are fully vested in their contributions.  The 401(k) plan provides for discretionary Company contributions.  The Company did not make any contributions during the fiscal years ended June 30, 2007 and 2006.

13.    SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of selected quarterly results of operations for the years ended June 30, 2007 and 2006.

	Quarter Ended:

	September 30, 2006	December 31, 2006	March 31, 2007	June 30, 2007
Revenues	$1,750,975	$1,699,227	$1,796,473	$1,822,730
Gross Profit	988,687	934,762	1,029,041	1,058,028
Net Income (Loss)	61,493	(73,284)	(180,669)	85,629
Net Income (Loss) per share, basic	$0.00	$(0.01)	$(0.01)	$0.01
Shares used in per share calculation, basic	13,700,334	13,702,247	14,232,898	15,294,200
Net Income (Loss) per share, diluted	$0.00	$(0.01)	$(0.01)	$0.01
Shares used in per share calculation, diluted	14,862,450	13,702,247	14,232,898	15,444,507

	Quarter Ended:

	September 30, 2005	December 31, 2005	March 31, 2006	June 30, 2006
Revenues	$1,996,431	$1,932,612	$1,966,772	$1,780,709
Gross Profit	1,060,004	994,204	1,064,568	882,377
Net Income (Loss)	62,882	(184,177)	(125,268)	(211,544)
Net Income (Loss) per share, basic	$0.01	$(0.01)	$(0.01)	$(0.02)
Shares used in per share calculation, basic	13,600,247	13,700,247	13,700,247	13,700,247
Net Income (Loss) per share, diluted	$0.01	$(0.01)	$(0.01)	$(0.02)
Shares used in per share calculation, diluted	14,784,325	13,700,247	13,700,247	13,700,247

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.   Controls and Procedures

Under the supervision, and with the participation of management, including our Chief Executive Officer and Corporate Controller, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) at the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Corporate Controller concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There has been no change in the Company's internal control over financial reporting during the Company’s 4th quarter of fiscal year 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B.    Other Information

None.

PART III

ITEM 9.    Directors, Executive Officers, Promoters and Control Persons

The Board of Directors of Comtex News Network, Inc. (“Comtex” or the “Company”) consists of five persons and is divided into three classes, with one class of directors elected each year.  Directors of the Company are generally elected to serve for a three-year term and until their respective successors shall be elected and shall qualify.

The business experience for the past five years of each of Comtex’s directors and executive officers is as follows:

C.W. GILLULY, Ed.D., 61, has served as a director of the Company since 1992.  He served as President from June 1992 until September 1997, as Chairman of the Board from June 1992 until December 2002 and from February 2004 until the present, as Vice-Chairman from December 2002 through June 2003 and as interim Chief Executive Officer from February 2004 until November 2006.  Dr. Gilluly has served as Chairman of the Board and President of AMASYS and its predecessor, Infotechnology, Inc., since June 1992.  Dr. Gilluly also served as a director of Analex Corporation until March 2003, an engineering services firm primarily involved with homeland security and bio-defense, and has been a director of Mobile Nation, Inc., a development stage company, since October 2003.

WILLIAM J. HOWARD, 60, has served as a director of the Company since January 2003.  Mr. Howard has extensive experience in journalism and is currently President of Visitors TV Network, the premiere producer of hotel and destination videos in the United States.  Mr. Howard has also participated in real estate development and the restoration of historical sites.  In Maryland, he has received Governor’s Citations from three different governors for his community service work, particularly in Talbot County.

ROBERT J. LYNCH, JR., 74, has served as a director of the Company since January 2003.  Mr. Lynch has been President of American & Foreign Enterprises, Inc. (“AFE”), an investment firm, for more than 20 years.  Among its many enterprises, AFE is partnered with Hochtief, A.G., Germany’s largest engineering/construction group.  AFE has worked with international investment banks such as Goldman Sachs & Co., BV Bank of Munich and Citibank.  Mr. Lynch has been a director of many public companies in various industries, including AMASYS, Dames & Moore (environmental/geotechnical engineering), Data Broadcasting Corporation (real-time financial market data) and Turner Construction Company.

ERIK HENDRICKS, 63, has served as a director of the Company since 1991.  Now retired, Mr. Hendricks served as the Executive Director and Chief Operating Officer of the Pennsylvania Society for the Prevention of Cruelty to Animals, a non-profit humane society, for more than twenty five years.

PIETER VANBENNEKOM, 62, has served as a director of the Company since February 2004.  Mr. VanBennekom has extensive experience in the news, information and publishing industries and has worked with Progressive Business Publications, Inc. (“PBP”) a diversified business information services publishing company, since 1994.  He joined PBP as Senior Editor, became Group Publisher in 1996 and was promoted to Editorial Director, in 1998.  Prior to joining PBP, Mr. VanBennekom worked with the worldwide wire service United Press International (“UPI”) for more than 20 years, where his final position was President and CEO.

Executive Officers

The following table contains information as of June 30, 2007 as to the executive officers of the Company who are not also directors of the Company:

Name	Age	Office Held With Company

Chip Brian	36	President & Chief Executive Officer

Kathy Ballard	56	Vice President, Content

Paul Sledz	49	Controller and Treasurer

Mr. Brian was appointed Chief Executive Officer in November 2006, in addition to his role as President of the Company.  He had been named President and Chief Operating Officer in May 2005 and served as Vice President, Operations since April 2004.  Mr. Brian has extensive experience in providing operating management and technology solutions to companies in the financial services industry.  From 2003 until 2004, he was the Manager, Product Operations Group for Nyfix Incorporated, where his responsibilities included providing management solutions for technicians serving the broker community on the floor of the New York Stock Exchange.  From the end of 2000 until 2003, Mr. Brian was the Manager, Trading Support Operations for the BNY Brokerage division of The Bank of New York.  During 2000, Mr. Brian worked with HotJobs.com, a Yahoo company, as Manager of Systems Operations.

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

Mr. Sledz joined Comtex in March 2007 as Controller and was appointed Treasurer in May 2007.  Mr. Sledz has broad accounting and financial management experience, with both large corporations and entrepreneurial businesses.  He came to the Company from General Dynamics, where he had been Finance Manager for an Information Systems division since 2005.  Beginning in 2000, he served as the Manager of Corporate Planning and Budgeting for the Airline Tariff Publishing Company.  Paul also has extensive experience in the insurance industry.  Mr. Sledz holds a B.S., Business Administration from Saint Johns University in New York and an MBA from George Mason University.

There are no family relationships among the directors or executive officers of the Company.

Meetings of the Board of Directors

The Board of Directors held a total of five meetings during the Company’s fiscal year ended June 30, 2007.  Each director attended in person or telephonically 100% of the meetings held.

Committees of the Board of Directors

The Audit Committee

The Audit Committee, which held four meetings during fiscal year 2007, is comprised of Messrs. Lynch, Howard and VanBennekom.  The Audit Committee selects and engages our independent registered public accounting firm, reviews and evaluates our audit and control functions, reviews the results and scope of the audit and other services provided by our independent auditors, and performs such other duties as may from time to time be determined by the Board of Directors. The Board of Directors has determined that Mr. Lynch is an "audit committee financial expert". Each of Mr. Lynch, Mr. Howard and Mr. VanBennekom is an "independent director" as defined in Rule 4200 of the Marketplace Rules of the National Association of Securities Dealers, Inc.

Report of the Audit Committee of the Board of Directors

The Audit Committee has issued a report that states as follows:

We have reviewed and discussed with management the Company’s audited financial statements for the fiscal year ended June 30, 2007;

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

Based on the review and discussions referred to above, we recommend to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007.

Submitted by the Audit Committee
Robert J. Lynch, Jr., Chairman
William J. Howard
Pieter VanBennekom

The Compensation Committee

The Compensation Committee of the Board of Directors, which held five meetings during fiscal year 2007, is comprised of Messrs. Howard, Hendricks and Lynch.  The Compensation Committee evaluates management’s recommendations and makes its own recommendations to the Board of Directors concerning the compensation of the Company’s executive officers.  It is also responsible for the formulation of the Company’s executive compensation policy and the research, analysis and subsequent recommendation regarding the administration of the Company’s 1995 Stock Option Plan, which expired in October 2005, and the 2003 Stock Incentive Plan.  (Also see section below including the “Report of the Compensation Committee of the Board of Directors.”)

The Executive Committee

The Executive Committee of the Board of Directors, which held no meetings during fiscal year 2007, is comprised of Messrs. VanBennekom, Hendricks and Lynch.  The Executive Committee is chartered to act in place of the full Board between Board meetings, if actions are required, and to fulfill the function of reviewing any initial merger and acquisition and/or partnering proposals.

The Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee of the Board of Directors, which held no meetings during fiscal year 2007, is comprised of Messrs. Hendricks, Howard and VanBennekom.  The Nominating and Corporate Governance Committee meets in order to evaluate and nominate candidates for membership in the Board of Directors and to serve as officers of the Company.

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

Ownership Reports by Officers and Directors

The Common Stock of the Company is registered with the SEC pursuant to Section 12(g) of the Securities Exchange Act of 1934 (the “Exchange Act”).  The officers and directors of the Company and beneficial owners of greater than 10% of the Company’s Common Stock are required to file reports on Forms 3, 4 and 5 with the SEC disclosing beneficial ownership and changes in beneficial ownership of the Common Stock.  SEC rules require disclosure in the Company’s Proxy Statement or Annual Report on Form 10-KSB of the failure of an officer, director or 10% beneficial owner of the Company’s Common Stock to file a Form 3, 4, or 5 on a timely basis. Based on the Company’s review of such ownership reports, the Company believes that no officer, director or 10% beneficial owner of the Company failed to file such ownership reports on a timely basis for the fiscal year ended June 30, 2007.

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

ITEM 10.                                Executive Compensation

Summary Compensation Table

The following table sets forth information concerning all compensation paid or accrued by the Company to its Chief Executive Officer and the other executive officer and highly compensated employee of the Company who earned total salary and bonus in excess of $100,000 during the fiscal year ended June 30, 2007 (collectively, the “Named Executive Officers”):

Name and principal position	Year	Salary	Bonus	Stock awards	Option awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation (4) (5)	Total

Chip Brian (1)	2007	$190,346	$128,107		-	-	-	$-	$318,453
President and	2006	164,269	41,218		750,000	-	-	1,080	206,567
Chief Executive Officer	2005	168,996	13,291		750,000	-	-	28,628	210,915

Kathy Ballard (2)	2007	$105,962	-		-	-	-	-	$105,962
VP Content	2006	98,654	-		75,000	-	-	-	98,654
	2005	95,000	-		75,000	-	-	-	95,000

Rick McNulty (3)	2007	$80,001	-		-	-	-	$31,491	$111,492
Former Director of Sales	2006	80,000	-		5,000	-	-	100,415	180,415
	2005	71,538	-		3,000	-	-	97,612	169,150

(1)	Mr. Brian was appointed Vice President, Operations in April 2004 and was appointed President and Chief Operating Officer in May 2005, and President and CEO in November 2006.
(2)	Ms. Ballard was appointed Vice President of Content in May 2004.
(3)	Mr. McNulty was appointed Sales Manager in June of 2004, Business Development Manager in January of 2005 and Director of Sales in January of 2006. Mr. McNulty resigned in August 2007.
(4)	In the fiscal years ended June 30, 2007, 2006, and 2005, there were no perquisites exceeding $10,000 for the above referenced years.
(5)	All amounts in this column are sales commissions.

Stock Option Grants

There were no stock options granted during the fiscal year ended June 30, 2007.

Outstanding Equity Awards at Fiscal Year End

	Option awards

Name and principal	Number of securities underlying unexercised options	Number of securities underlying unexercised options	Equity incentive plan awards: Number of securities underlying unexercised	Option exercise	Option expiration
position	exercisable	unexercisable	unearned options	price	date

Chip Brian	250,000	-	-	$0.18	07/15/14
President and	250,000	-	-	0.12	07/16/14
Chief Executive Officer	250,000	-	-	0.17	05/20/15
	750,000	-	-	0.34	09/25/15

Kathy Ballard	8,000	-	-	$0.45	10/01/11
VP Content	9,000	-	-	0.52	01/02/12
	15,800	-	-	0.18	03/12/13
	15,000	-	-	0.16	03/19/14
	75,000	-	-	0.18	07/15/14
	75,000	-	-	0.34	09/25/15

Rick McNulty	3,000	-	-	$0.26	07/01/13
Former Director of Sales	3,200	1,800	-	0.34	09/25/15

There were no outstanding stock awards at the end of fiscal 2007.

Stock Option Plans

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

Compensation of Directors

Director Compensation
Name	Fees earned or paid in cash	Stock awards	Option awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
C.W. Gilluly (1)	$29,538	-	-	-	-		$29,538
Erik Hendricks (2)	9,500	-	-	-	-	-	9,500
William J. Howard (2)	9,500	-	-	-	-	-	9,500
Robert J. Lynch, Jr. (2)	9,500	-	-	-	-	-	9,500
Pieter VanBennekom (2)	6,500	-	-	-	-	-	6,500

(1)	All amounts represent fees paid for Board of Directors Meetings.
(2)	Dr. Gilluly is paid a salary by the Company.

Agreements with Executives

In November 2006, the Company entered into an employment agreement with Mr. Chip Brian, its newly appointed President and Chief Executive Officer. The agreement provides for a two-year term, which will expire on October 31, 2008, but may be renewed.  Mr. Brian will receive an annual salary of $200,000 and $220,000 over the two-year term with the possibility of a performance bonus of up to 25% of his base salary for each year. Mr. Brian may be terminated from employment with or without cause. However, if he is terminated without cause or for good reason, he will be entitled to receive payment of his annual salary, full vesting of his stock options which will then become immediately exercisable and his employee benefits at the Registrant's expense for a period not to exceed 18 months.  The agreement also contains change in control and non-compete provisions.

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

Compliance with Internal Revenue Code Section 162(M)

Section 162(m) of the Internal Revenue Code disallows a tax deduction to publicly held companies for compensation paid to certain of their executive officers, to the extent that compensation, whether payable in cash or stock, exceeds $1 million per covered officer in any fiscal year.  The limitation applies only to compensation that is not considered to be performance-based.  Non-performance-based compensation paid to our executive officers for the 2007 fiscal year did not exceed the $1 million limit per officer, and the Compensation Committee does not anticipate that any non-performance-based compensation payable to the executive officers for the 2008 fiscal year will exceed that limit.  Because it is unlikely that the actual compensation payable to any of our executive officers in the foreseeable future will approach the $1 million limit, the Compensation Committee has decided at this time not to take any action to limit or restructure the elements of cash compensation payable to the executive officers.  The Compensation Committee shall reconsider this decision should the individual cash compensation of any executive officer ever approach the $1 million level.

Submitted by the Compensation Committee
William J. Howard, Chairman
Erik Hendricks
Robert J. Lynch, Jr.

The preceding report on executive compensation shall not be deemed incorporated by reference into any of our previous filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 which might incorporate filings made by us under those acts, nor will such report be incorporated by reference into any future filings made by us under those acts, except to the extent that we specifically incorporate this information by reference.

Compensation Committee Interlocks and Insider Participation

General.  Dr. Gilluly serves as Chairman of the Board of Directors of the Company.  Dr. Gilluly also serves as Chairman and Chief Executive Officer of AMASYS, which beneficially owned approximately 22% of the Company’s Common Stock until September 26, 2006. (See “Beneficial Ownership of Common Stock.”)  Mr. Lynch also serves as a director of AMASYS.  AMASYS no longer holds any shares of the Company’s stock.

Note Payable to AMASYS

According to a Form 8-K filed by AMASYS Corporation on September 27, 2006, AMASYS executed an agreement on September 26, 2006 to redeem from the holders of its Preferred Stock (including Tepco Ltd.), pro rata to their respective ownership interests, 55,209 shares of AMASYS Series A Preferred Stock (the “Series A”) in exchange for: (a) AMASYS’ entire interest in the outstanding Amended Note of Comtex in the amount of $856,954; and (b) 2,153,437 shares of Comtex common stock.  Therefore, as of September 26, 2006 AMASYS no longer holds the Comtex Note and does not own any shares of Comtex common stock.

ITEM 11.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Persons and groups who beneficially own in excess of 5% of the common stock are required to file certain reports with the Securities and Exchange Commission (the “SEC”) regarding such ownership.  Based on these reports, the following table sets forth, as of September 12, 2007, the shares of common stock beneficially owned by persons who beneficially own more than 5% of the Company’s outstanding shares of common stock.

Beneficial Ownership of Common Stock

The following table sets forth information as of September 12, 2007 regarding the beneficial ownership of shares of the Company’s common stock, par value $.01 per share (the “Common Stock”), of (i) each person known to the Company to be the beneficial owner, within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company named in the Summary Compensation Table (see “Executive Compensation”) and (iv) all executive officers and directors of the Company as a group.  Unless otherwise indicated, the address of each named beneficial owner is c/o Comtex News Network, Inc., 625 N. Washington Street, Suite 301, Alexandria, Virginia 22314.  Except to the extent indicated in the footnotes, each of the beneficial owners named below has sole voting and investment power with respect to the shares of Common Stock listed.
.
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Class
Tepco Ltd. The Continental Building, 25 Church Street, Hamilton HM 12, Bermuda	3,669,924		24.0%

Dr. and Mrs. Hanina and Amy Hibshoosh 560 Riverside Dr., New York, NY	1,017,120		6.7%

C.W. Gilluly, Ed.D., Chairman	2,537,506	(2)	16.2%

Erik Hendricks, Director	95,000	(3)	*

William J. Howard, Director	30,000	(4)	*

Robert J. Lynch, Jr., Director	30,000	(4)	*

Pieter VanBennekom, Director	20,000	(5)	*

Chip Brian, President and CEO	1,500,000	(6)	8.9%

Rick McNulty, Former Director of Sales	6,200	(7)	*

Kathy Ballard, VP Content	205,880	(8)	1.3%

All Directors and executive officers as a group (9 Persons)	4,424,586	(9)	25.2%

*	Less than 1%

(1)	Beneficial ownership is direct unless otherwise indicated.
(2)
Includes 370,000 shares of Common Stock that may be acquired upon the exercise of vested options granted under the Comtex News Network, Inc. 1995 Stock Option Plan and the 2003 Stock Option Plan, and 2,167,506 shares of Common Stock held jointly by Dr. Gilluly and his spouse.

(3)	Includes 80,000 shares of Common Stock that may be acquired upon the exercise of vested options granted under the Comtex News Network, Inc. 1995 Stock Option Plan.
(4)	Includes 30,000 shares of Common Stock that may be acquired upon the exercise of vested options granted under the Comtex News Network, Inc. 1995 Stock Option Plan.
(5)	Includes 20,000 shares of Common Stock that may be acquired upon the exercise of vested options granted under the Comtex News Network, Inc. 1995 Stock Option Plan
(6)	Includes 1,500,000 shares of Common Stock that may be acquired upon the exercise of vested options granted under the Comtex News Network, Inc. 1995 Stock Option Plan.
(7)	Includes 6,200 shares of Common Stock that may be acquired upon the exercise of vested options granted under the Comtex News Network, Inc. 1995 Stock Option Plan.
(8)	Includes 197,800 shares of Common Stock that may be acquired upon the exercise of vested options granted under the Comtex News Network, Inc. 1995 Stock Option Plan.

Includes 2,234,000 shares of Common Stock that may be acquired upon the exercise of vested options granted under the Comtex News Network, Inc. 1995 Stock Option Plan and the 2003 Stock Option Plan.

ITEM 12.    Certain Relationships and Related Transactions

None.

ITEM 13.    Exhibits

3.1	Certificate of Incorporation of the Company, (incorporated by reference to the Company's Form 8-K dated December 31, 2002).

3.2	By-Laws of the Company (incorporated by reference to the Company’s Form 8-K dated December 31, 2002).

10.1	Amended, Consolidated and Restated 10% Senior Subordinated Secured Note, dated May 16, 1995 (incorporated by reference to the Company's Quarterly Report on Form 10-Q dated March 31, 1995).

10.2
First Allonge to Amended, Consolidated and Restated 10% Senior Subordinated Secured Note between the Company and AMASYS Corporation dated as of June 30, 1999 (incorporated by reference to the Company's Form 10-K dated June 30, 1999).

10.3
Second Amendment to Amended, Consolidated and Restated 10% Senior Subordinated Secured Note between the Company and AMASYS Corporation dated as of August 31, 2001 (incorporated by reference to the Company's Form 10-K dated June 30, 2001).

10.4
Comtex News Network, Inc. 1997 Employee Stock Purchase Plan, as Amended and Restated, effective as of December 5, 2002 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q dated December 31, 2002).

10.5
Comtex News Network, Inc. 1995 Stock Option Plan, as Amended and Restated, effective as of January 1, 2003 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q dated December 31, 2002).

10.6	Employment Agreement with Stephen W. Ellis effective July 1, 2003 (incorporated by reference to the Company’s Form 8-K dated August 18, 2003).

10.7	Employment Agreement with Laurence F. Schwartz effective July 1, 2003 (incorporated by reference to the Company’s Form 8-K dated August 18, 2003).

10.8	Comtex News Network, Inc. 2003 Incentive Stock Plan (incorporated by reference to the Company’s Form 8-K dated August 18, 2003).

10.9	Separation Agreement and Release with C.W. Gilluly dated June 12, 2003 (incorporated by reference to the Company's Annual Report on Form 10-K dated September 25, 2003).

10.10
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

ITEM 14.    Principal Accountant Fees and Services

The Company’s Audit Committee is responsible for appointment of the Company’s independent registered public accounting firm.  During the year ended June 30, 2004 the Company engaged Goldstein Golub Kessler LLP to conduct its annual audit and quarterly reviews of the financial statements and to provide services in connection with the SEC filings.  Additionally, the Company engaged the services of Envision Business Solutions LLC to perform its tax compliance work for the years ended June 30, 2007 and 2006.

The following table sets forth the aggregate fees billed to the Company by its principal accountants for the fiscal years ended June 30, 2007 and 2006.

	Fiscal Years Ended
	June 30,
	2007	2006

Audit Fees	$74,551	$93,333
Tax Fees	5,438	5,574

Total Fees	$79,989	$98,907

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Accountants

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent accountants, either by approving an engagement prior to the engagement or pursuant to a pre-approval policy with respect to particular services.  These services may include audit services, review services and other services.  The independent accountants and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent accountants in accordance with the pre-approval, and the fees for the services performed to date.

.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  September 24, 2007

COMTEX NEWS NETWORK, INC.

By:	/s/ Chip Brian	By:	/s/ Paul Sledz
	Chip Brian		Paul Sledz
	President & Chief Executive Officer		Corporate Controller & Treasurer
	(Principal Executive Officer)		(Principal Financial and
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DIRECTORS:

Signature	Title	Date

/s/ C.W. Gilluly	Chairman	September 24, 2007
C.W. Gilluly, Ed.D.

/s/ Erik Hendricks	Director	September 24, 2007
Erik Hendricks

/s/ William J. Howard	Director	September 24, 2007
William J. Howard

/s/ Robert J. Lynch, Jr.	Director	September 24, 2007
Robert J. Lynch, Jr.

/s/ Pieter VanBennekom	Director	September 24, 2007
Pieter VanBennekom