Form 10QSB
period 2007-09-30
COMTEX NEWS NETWORK INC
filed 2007-11-13
CIK 352988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007 or

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

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes    X    No ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes ____  No  X

As of November 9, 2007, 15,294,200 shares of the Common Stock of the registrant, par value $0.01 per share, were outstanding.

Transitional small business disclosure format (check one):   Yes ____  No  X

COMTEX NEWS NETWORK, INC.

Part I   Condensed Financial Information

Item 1.  Condensed Financial Statements

Comtex News Network, Inc.
Condensed Balance Sheets

	September 30,	June 30,
	2007	2007
ASSETS	(Unaudited)

CURRENT ASSETS
Cash	$1,102,030	$581,131
Marketable Securities	-	523,303
Accounts Receivable, Net of Allowance of $115,396	1,054,824	938,080
Prepaid Expenses	16,765	15,826

TOTAL CURRENT ASSETS	2,173,619	2,058,340

PROPERTY AND EQUIPMENT, NET	157,315	178,758

DEPOSITS AND OTHER ASSETS	43,253	43,253

TOTAL ASSETS	$2,374,187	$2,280,351

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts Payable and Other Accrued Expenses	$768,253	$913,850
Accrued Payroll Expense	226,916	197,899
Broker Margin Account	-	30,163
Deferred Revenue	23,629	28,805

TOTAL LIABILITIES	1,018,798	1,170,717

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Common Stock, $0.01 Par Value - 25,000,000 Shares Authorized;
15,294,200 Shares issued and outstanding	152,942	152,942
Additional Paid-In Capital	13,566,637	13,563,340
Accumulated Deficit	(12,364,190)	(12,606,648)
Total Stockholders' Equity	1,355,389	1,109,634
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,374,187	$2,280,351

The accompanying “Notes to Condensed Financial Statements” are an integral part of these financial statements

Comtex News Network, Inc
Condensed Statements of Income
(Unaudited)

	Three months ended
	September 30,
	2007	2006

Revenues	$1,855,521	$1,750,975

Cost of Revenues
(including depreciation and amortization expense
of $6,364 and $13,880, respectively)	711,960	762,288

Gross Profit	1,143,561	988,687

Operating Expenses:
Technical Operations and Support (inclusive of stock-based
compensation of $1,182 and $1,851, for the three months ended
September 30, 2007 and 2006, respectively)	329,946	286,675
Sales and Marketing (inclusive of stock-based compensation of
$1,684 and $2,327, for the three months ended September 30, 2007
and 2006, respectively)	121,135	178,057
General and Administrative (inclusive of stock-based
compensation of $431 and $7,770, for the three months ended
September 30, 2007 and 2006, respectively)	370,026	438,202
Depreciation and Amortization	15,115	21,157
Total Operating Expenses	836,222	924,091

Operating Income	307,339	64,596

Other (Expense) Income, net
Interest Expense	(2,321)	(21,656)
Interest Income	6,960	4,916
Realized and Unrealized Loss on Marketable Securities	(65,157)	-
Other Income	-	18,896
Other (Expense) Income, net	(60,518)	2,156

Income Before Provision for Income Taxes	246,821	66,752

Provision for Income Taxes	4,363	5,259
Net Income	$242,458	$61,493

Basic Earnings Per Common Share	$0.02	$0.00

Weighted Average Number of Common Shares	15,294,200	13,700,334

Diluted Earnings Per Common Share	$0.02	$0.00

Weighted Average Number of Shares Assuming Dilution	15,462,061	14,862,450

The accompanying “Notes to Condensed Financial Statements” are an integral part of these financial statements

Comtex News Network, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended
	September 30,
	2007	2006

Cash Flows from Operating Activities:
Net Income	$242,458	$61,493
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and Amortization	21,478	35,037
Realized and Unrealized Loss on Marketable Securities	65,157
Stock Based Compensation	3,297	11,948
Changes in Assets and Liabilities:
Accounts Receivable	(116,744)	(1,335)
Prepaid Expenses	(939)	(8,285)
Deposits & Other Assets		(33,526)
Accounts Payable and Other Accrued Expenses	(145,597)	(164,952)
Accrued Payroll Expense	29,017	(25,563)
Deferred Revenue	(5,176)	954
Deferred Rent		(1,726)
Net Cash Provided by (Used in) Operating Activities	92,951	(125,955)

Cash Flows from Investing Activities:
Purchase of Marketable Securities	(1,258,181)
Proceeds from the Sale of Marketable Securities	1,716,327
Purchases of Property and Equipment	(35)	(25,504)

Net Cash Provided by (Used in) Investing Activities	458,111	(25,504)

Cash Flows from Financing Activities:
Repayments of Capital Lease Obligations		(4,823)
Repayment of Broker Margin Account	(30,163)
Proceeds from Exercise of Stock Options		520
Net Cash Used in Financing Activities	(30,163)	(4,303)

Net Increase (Decrease) in Cash	520,899	(155,762)

Cash at Beginning of Period	581,131	1,881,739

Cash at End of Period	$1,102,030	$1,725,977

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$4,363	$2,359
Cash paid for interest	$2,321	$21,656

The accompanying “Notes to Condensed Financial Statements” are an integral part of these financial statements

COMTEX NEWS NETWORK, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2007

1.    Basis of Presentation

The accompanying condensed interim financial statements of Comtex News Network, Inc. (the “Company” or “Comtex”) are unaudited, but in the opinion of management reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results for such periods.  The results of operations for any interim period are not necessarily indicative of results for the full year.  The balance sheet at June 30, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007 (“2007 Form 10-KSB”), filed with the Securities and Exchange Commission on September 24, 2007.

Earnings per common share is presented in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, "Earnings Per Share" ("EPS").  Basic EPS excludes dilution for potentially dilutive securities and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Diluted EPS, equal to $0.02 and $0.00 for the three month periods ended September 30, 2007 and 2006, respectively do not include the effects of options to purchase approximately 2.2 million and.8 million shares as the inclusion of these options would have been anti-dilutive due to the options’ exercise prices being greater than the average market price of the Company's common shares during the respective periods.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company adopted FIN 48 effective July 1, 2007 and determined the adoption to have no effect on results of operations or financial position for the three-month period ended September 30, 2007. The Company will record any future penalties and tax related interest expense as a component of provision for income taxes.

2.    Income Taxes

There is no provision for regular income taxes for the three month periods ended September 30, 2007 and 2006 due to the utilization of federal and state net operating loss carryforwards.  The provision for income taxes for the three-month periods ended September 30, 2007 and 2006 is due to the alternative minimum tax.

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the period in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance when the Company cannot make the determination that it is more likely than not that some portion or all of the related tax asset will be realized.

3.    Commitments and Contingencies

On April 15, 2004, the Company’s former Chairman/CEO and President, both of whom resigned on February 5, 2004, filed separate demands for arbitration against the Company related to the terms of their employment agreements.  The demands alleged breaches of the employment agreements and requested payment of approximately $129,000 to the former employees.  On August 8, 2006, an arbitrator denied the former President’s claim, awarding only a bonus, vacation pay and certain previously granted options, none of which was in dispute.  On September 26, 2007, a different arbitrator denied all of the former Chairman/CEO’s claims, and instructed the former Chairman/CEO to pay Comtex half of the fees charged by the American Arbitration Association pertaining to the arbitration.  The Company is pursuing collection of the amounts due to it by the former Chairman/CEO.  The Company had accrued approximately $61,000 in expenses in previous periods, which were reversed in the quarter ended September 30, 2007 reflected as a reduction of general and administrative expenses.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes included elsewhere in this Form 10-QSB and the financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-KSB for the year ended June 30, 2007 filed with the Securities and Exchange Commission on September 24, 2007. Historical results and percentage relationships among any amounts in the interim Financial Statements are not expected to be indicative of trends in operating results for any future period.

Forward-looking Statements

This Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those contemplated in these forward-looking statements. In particular, the risks and uncertainties include those described in our annual report on Form 10-KSB for the year ended June 30, 2007 and in other periodic Securities and Exchange Commission filings. These risks and uncertainties include, among other things, the consolidation of the Internet news market; competition within our markets; the financial stability of our customers; maintaining a secure and reliable news-delivery network; maintaining relationships with key content providers; attracting and retaining key personnel; the volatility of our Common Stock price; successful marketing of our services to current and new customers; and operating expense control.

Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise the information contained in this Form 10-QSB, whether as a result of new information, future events or circumstances or otherwise.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2007 to the three months ended September 30, 2006

Revenues consist primarily of royalty revenues and fees from the licensing of content products to information distributors.  During the three months ended September 30, 2007, total revenues were approximately $1,856,000 or approximately $105,000 (6%) greater than the total revenues for the three months ended September 30, 2006.  The increase in revenue was due to the realization of approximately $181,000 of prior year revenue from a customer as a result of an internal audit by the customer.  Excluding the $181,000, our revenue base declined by $76,000 (4%) compared to the first quarter of the prior year.

During the three months ended September 30, 2007, we reported net income of approximately $242,000 compared to net income of approximately $61,000 for the three months ended September 30, 2006.  Excluding the $181,000 relating to prior year revenue realized and the reversal of accrued expenses related to a legal settlement of $61,000, our net income decreased by approximately $61,000.

Our cost of revenues consists primarily of content license fees and royalties to information providers, depreciation expense on our production software, and data communication costs for the delivery of our products to customers.  The cost of revenues for the three months ended September 30, 2007 was approximately $712,000 or approximately $50,000 (7%) less than the cost of revenues for the three months ended September 30, 2006.  The decrease in cost was primarily due to renegotiation of fixed costs associated with certain content providers, and a decrease in software amortization expenses.

Gross profit for the three months ended September 30, 2007 was approximately $1,144,000 or approximately $155,000 (16%) greater than the gross profit for the same period in the prior year.   The gross profit as a percentage of revenue increased for the three months ended September 30, 2007 to approximately 62% from approximately 56% for the three months ended September 30, 2006.  The increase, as noted in the above paragraphs, is due to the realization of prior year revenue and the negotiation of lower fixed costs and the decreased software amortization expenses.

Total operating expenses for the three months ended September 30, 2007 were approximately $836,000 representing an approximate $88,000 (10%) decrease in operating expenses from the three months ended September 30, 2006. The decrease in expenses resulted primarily from a reversal of $61,000 of accrued legal expenses and a decrease in stock-based compensation and depreciation and amortization expenses.

Technical operations and support expenses during the three months ended September 30, 2007 increased approximately $43,000 (15%) from the three months ended September 30, 2006.  The increase is primarily due to an increase in outside consulting services and an increase in bonuses and fringe benefits paid.

Sales and marketing expenses decreased by approximately $57,000 (32%) for the three months ended September 30, 2007 compared to the three months ended September 30, 2006.  The decrease is due to a reduction in payroll expense resulting from decreases in personnel and related commission expenses over the same period in the prior year.

General and administrative expenses for the three months ended September 30, 2007 decreased approximately $68,000 (16%) over G&A expenses for the comparable quarter of the prior year.  The decrease resulted primarily from a reversal of accrued expenses related to a legal settlement and a decrease in salary expense.

Depreciation and amortization expense for the three months ended September 30, 2007 decreased approximately $6,000 (29%) from the same period in the prior year.  The decrease was due primarily to older assets becoming fully depreciated.

Other expense, net of other income, for the three months ended September 30, 2007 was approximately $61,000, compared to other income, net of other expenses of approximately $2,000 for the three months ended September 30, 2006.  This change from the prior year was mainly due to realized and unrealized losses on marketable securities in the period.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

For the three months ended September 30, 2007, we had operating income of approximately $307,000 and net income of approximately $242,000.  At September 30, 2007, we had working capital of approximately $1,155,000, compared to working capital of approximately $888,000 at June 30, 2007.  We had total stockholders’ equity of approximately $1,355,000 and $1,110,000 at September 30, 2007 and June 30, 2007 respectively.  The increase in stockholders’ equity was due primarily to the net income for the three months ended September 30, 2007.

We had cash of approximately $1,102,000 at September 30, 2007, compared to approximately $581,000 of cash at June 30, 2007.  For the three months ended September 30, 2007, the Company provided approximately $521,000 in cash, which was mainly due to the sale of marketable securities and the net income for the three month period.

We did not make any significant capital expenditures during the three months ended September 30, 2007, compared to approximately $26,000 for the three months ended September 30, 2006.

The Company’s future contractual obligations and commitments as of September 30, 2007 are as follows:

	Contractual Obligations
	2008	2009	2010	2011	2012	Total
Operating Leases	$165,052	$140,337	$4,656	$4,656	$3,104	$317,805

Total	$165,052	$140,337	$4,656	$4,656	$3,104	$317,805

Currently we are dependent on our cash reserves to fund operations. We have the option available to use accounts receivable financing through the bank.  Although we recorded a greater net income for the quarter ended September 30, 2007 than the prior year period, when prior period revenues are excluded our revenue base declined compared to the first quarter of the prior fiscal year.  Assuming a continuing erosion of revenue without an infusion of capital, the Company is at risk of being unable to generate sufficient liquidity to meet its obligations.  The Company utilized and will utilize its bank financing agreement, should the need arise, to meet its liquidity needs.  Further corporate consolidation or market deterioration affecting our customers could impair our ability to generate such revenues.  No assurance may be given that we will be able to maintain the revenue base or the profitable operations that may be necessary to achieve our liquidity needs.

EBITDA, as defined below, was approximately $331,000 for the three months ended September 30, 2007 compared to EBITDA of approximately $111,000 for the three months ended September 30, 2006.  The increase in EBITDA during the three months ended September 30, 2007 compared to the three-month period in the prior year is due to the collection and recognition of revenue from prior periods and the reversal of accrued expense related to a legal settlement as discussed earlier.

The table below shows the reconciliation from net income to EBITDA (in thousands);

	Three Months
	Ended September 30,
	2007	2006
Reconciliation to EBITDA:
Net Income	$242	$61
Stock Based Compensation	3	12
Depreciation and Amortization	21	35
Interest/Other (Income) Expense	61	(2)
Income Taxes	4	5
EBITDA	$331	$111

EBITDA consists of earnings before stock-based compensation, interest expense, interest and other income, unrealized and realized gains (losses) in marketable securities, income taxes, and depreciation and amortization.  EBITDA does not represent funds available for management's discretionary use and is not intended to represent cash flow from operations.  EBITDA should also not be construed as a substitute for operating income or a better measure of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles.  EBITDA excludes components that are significant in understanding and assessing our results of operations and cash flows.  In addition, EBITDA is not a term defined by U.S. generally accepted accounting principles, and as a result, our measure of EBITDA might not be comparable to similarly titled measures used by other companies.

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

Item 3.
CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Principal Accounting Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) or 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There have been no significant changes during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of the foregoing evaluation.

Part II.  Other Information

Item 1.  Legal Proceedings

On April 15, 2004, the Company’s former Chairman/CEO and President, both of whom resigned on February 5, 2004, filed separate demands for arbitration against the Company related to the terms of their employment agreements.  The demands alleged breaches of the employment agreements and requested payment of approximately $129,000 to the former employees.  On August 8, 2006, an arbitrator denied the former President’s claim, awarding only a bonus, vacation pay and certain previously granted options, none of which was in dispute.  On September 26, 2007, a different arbitrator denied all of the former Chairman/CEO’s claims, and instructed the former Chairman/CEO to pay Comtex half of the fees charged by the American Arbitration Association pertaining to the arbitration.  The Company is pursuing collection of the amounts due to it by the former Chairman/CEO.  The Company had accrued approximately $61,000 in expenses in previous periods, which were reversed in the quarter ended September 30, 2007 reflected as a reduction of general and administrative expenses.

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

COMTEX NEWS NETWORK, INC.
(Registrant)

November 13, 2007	By:	/s/ Chip Brian
Chip Brian
President and Chief Executive Officer
(Principal Executive Officer)

November 13, 2007	By:	/s/ Paul Sledz
Paul Sledz
Corporate Controller & Treasurer
(Principal Financial and Accounting Officer)