Form 10QSB
period 2007-12-31
COMTEX NEWS NETWORK INC
filed 2008-02-12
CIK 352988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2007 or

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

As of February 7, 2008, 15,294,200 shares of the Common Stock of the registrant, par value $0.01 per share, were outstanding.

Transitional Small Business Disclosure Format (check one):   Yes ☐  No ☒

COMTEX NEWS NETWORK, INC.

Part I	Condensed Financial Information

Item 1.	Condensed Financial Statements

Comtex News Network, Inc.
Condensed Balance Sheets

	December 31,	June 30,
	2007	2007
ASSETS	(Unaudited)

CURRENT ASSETS
Cash	$1,504,203	$581,131
Marketable Securities	-	523,303
Accounts Receivable, Net of Allowance for Doubtful Accounts of $115,396	838,407	938,080
Prepaid Expenses	32,478	15,826

TOTAL CURRENT ASSETS	2,375,088	2,058,340

PROPERTY AND EQUIPMENT, NET	156,052	178,758

DEPOSITS AND OTHER ASSETS	43,253	43,253

TOTAL ASSETS	$2,574,393	$2,280,351

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts Payable and Other Accrued Expenses	$778,672	$913,850
Accrued Payroll Expense	157,628	197,899
Broker Margin Account	-	30,163
Deferred Revenue	14,753	28,805

TOTAL LIABILITIES	951,053	1,170,717

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Common Stock, $0.01 Par Value - 25,000,000 Shares Authorized;
15,294,200 Shares issued and outstanding	152,942	152,942
Additional Paid-In Capital	13,566,637	13,563,340
Accumulated Deficit	(12,096,239)	(12,606,648)
Total Stockholders' Equity	1,623,340	1,109,634
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,574,393	$2,280,351

The accompanying “Notes to Condensed Financial Statements” are an integral part of these financial statements

Comtex News Network, Inc.
Condensed Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2007	2006	2007	2006

Revenues	$1,800,258	$1,699,227	$3,655,779	$3,450,202

Cost of Revenues
(including depreciation and amortization expense of $4,300 and $11,257, for the three months ended December 31, 2007 and 2006, respectively and $10,664 and $25,137, for the six months ended December 31, 2007 and 2006, respectively)	635,514	764,465	1,347,474	1,526,753
Gross Profit	1,164,744	934,762	2,308,305	1,923,449

Operating Expenses:
Technical Operations and Support (Inclusive of stock-based compensation of $0 and $1,851 for the three months ended December 31, 2007 and 2006, respectively and $1,182 and $3,702, for the six months ended December 31, 2007 and 2006, respectively)	342,586	287,723	672,532	574,398
Sales and Marketing (Inclusive of stock-based compensation of $ 0 and $2,289, for the three months ended December 31, 2007 and 2006, respectively and $1,684 and $4,616, for the six months ended December 31, 2007 and 2006, respectively)	143,958	205,925	265,093	383,982
General and Administrative (Inclusive of stock-based compensation of $ 0 and $6,573, for the three months ended December 31, 2007 and 2006, respectively and $431 and $14,343, for the six months ended December 31, 2007 and 2006, respectively)	406,627	477,203	776,653	904,738
Depreciation and Amortization	14,604	17,784	29,719	38,941
Total Operating Expenses	907,775	988,635	1,743,997	1,902,059

Operating Income (Loss)	256,969	(53,873)	564,308	21,390

Other income (expense), net:
Interest Expense	(244)	(21,424)	(2,565)	(43,080)
Interest Income	11,912	5,181	18,871	10,097
Realized and unrealized loss on marketable securities	-	(7,681)	(65,157)	(7,681)
Other Income	-	1,613	-	9,842
Other Income (Expense), net	11,668	(22,311)	(48,851)	(30,822)

Income (Loss) Before Income Taxes	268,637	(76,184)	515,458	(9,432)

Income Tax Expense (Benefit)	686	(2,900)	5,049	2,359
Net Income (Loss)	$267,951	$(73,284)	$510,409	$(11,791)

Basic Earnings (Loss) Per Common Share	$0.02	$(0.01)	$0.03	$0.00
Weighted Average Number of Common Shares	15,294,200	13,702,247	15,294,200	13,701,290

Diluted Earnings (Loss) Per Common Share	$0.02	$(0.01)	$0.03	$0.00
Weighted Average Number of Shares Assuming Dilution	15,462,541	13,702,247	15,462,303	13,701,290

The accompanying “Notes to Condensed Financial Statements” are an integral part of these financial statements

Comtex News Network, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended
	December 31,
	2007	2006

Cash Flows from Operating Activities:
Net Income (Loss)	$510,409	$(11,791)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and Amortization	40,382	64,078
Provision for doubtful accounts	20,463	22,667
Realized and unrealized loss on marketable securities	65,157	7,681
Stock Based Compensation	3,297	22,661
Changes in Assets and Liabilities:
Accounts Receivable	79,210	(57,125)
Prepaid Expenses	(16,652)	(5,350)
Deposits and Other Assets	-	(6,331)
Accounts Payable and Other Accrued Expenses	(135,178)	(230,954)
Accrued Payroll Expense	(40,271)	(39,667)
Deferred Revenue	(14,052)	529
Deferred Rent	-	(2,014)
Net Cash Provided by (Used in) Operating Activities	512,765	(235,616)

Cash Flows from Investing Activities:
Purchases of Marketable Securities	(1,258,181)	(998,070)
Proceeds from Sale of Marketable Securities	1,716,327	662,862
Purchases of Property and Equipment	(17,676)	(84,650)
Net Cash Provided by (Used In) Investing Activities	440,470	(419,858)

Cash Flows from Financing Activities:
Repayments of - Capital Lease Obligations	-	(6,633)
Repayment of Broker Margin Account	(30,163)	-
Proceeds from Exercise of Stock Options	-	520
Net Cash Used in Financing Activities	(30,163)	(6,113)

Net Increase (Decrease) in Cash	923,072	(661,587)

Cash at Beginning of Period	581,131	1,881,739

Cash at End of Period	$1,504,203	$1,220,152

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$5,049	$2,359
Cash paid for interest	$2,565	$28,798

The accompanying “Notes to Condensed Financial Statements” are an integral part of these financial statements

COMTEX NEWS NETWORK, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2007

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

Earnings per common share is presented in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, "Earnings Per Share" ("EPS").  Basic EPS excludes dilution for potentially dilutive securities and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Diluted EPS was equal to basic EPS for the three and six month periods ended December 31, 2006 since all potentially dilutive securities are anti-dilutive.  Diluted net loss per common share for the three and six month periods ended December 31, 2006 does not include the effects of options to purchase approximately 3.3 million shares as the inclusion of these options would have been anti-dilutive.  Diluted EPS for the three and six month periods ended December 31, 2007 does not include the effects of options to purchase approximately 2.2 million shares due to the options’ exercise prices being greater than the average market price of the Company's common shares during the respective periods.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company adopted FIN 48 effective July 1, 2007 and determined the adoption to have no effect on results of operations or financial position for the three and six month periods ended December 31, 2007. The Company will record any future penalties and tax related interest expense as a component of provision for income taxes.

2.    Income Taxes

There is no provision for regular income taxes for the three and six month periods ended December 31, 2007 and 2006 due to the utilization of federal and state net operating loss carryforwards.  The provision for income taxes for the three and six month periods ended December 31, 2007 and 2006 is due to the alternative minimum tax.

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

3.    Commitments and Contingencies

On April 15, 2004, the Company’s former Chairman/CEO and President, both of whom resigned on February 5, 2004, filed separate demands for arbitration against the Company related to the terms of their employment agreements.  The demands alleged breaches of the employment agreements and requested payment of approximately $129,000 to the former employees.  On August 8, 2006, an arbitrator denied the former President’s claim, awarding only a bonus, vacation pay and certain previously granted options, none of which was in dispute.  On September 26, 2007, a different arbitrator denied all of the former Chairman/CEO’s claims, and instructed the former Chairman/CEO to pay Comtex half of the fees charged by the American Arbitration Association pertaining to the arbitration.  The Company is pursuing collection of the amounts due to it by the former Chairman/CEO.  The Company had accrued approximately $61,000 in expenses in previous periods, which were reversed in the six month period ended December 31, 2007 and recorded as a reduction of general and administrative expenses.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes included elsewhere in this Form 10-QSB and the financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-KSB for the fiscal year ended June 30, 2007 filed with the Securities and Exchange Commission on September 24, 2007. Historical results and percentage relationships among any amounts in the interim Financial Statements are not expected to be indicative of trends in operating results for any future period.

Forward-looking Statements

This Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those contemplated in these forward-looking statements.  These forward-looking statements may be identified by reference to a future period by use of forward-looking terminology such as “anticipate,” “expect,” “could,” “intend,” “may” and other words of a similar nature.  In particular, the risks and uncertainties include those described in our annual report on Form 10-KSB for the fiscal year ended June 30, 2007 and in other periodic Securities and Exchange Commission filings. These risks and uncertainties include, among other things, the fact that Comtex is in a highly competitive industry subject to rapid technological, product and price changes; the consolidation of the Internet news market; competition within our markets; the financial stability of our customers; maintaining a secure and reliable news-delivery network; maintaining relationships with key content providers; attracting and retaining key personnel; the volatility of our Common Stock price; successful marketing of our services to current and new customers; and operating expense control.

Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to update or revise the information contained in this Form 10-QSB, whether as a result of new information, future events or circumstances or otherwise.

RESULTS OF OPERATIONS

Comparison of the three months ended December 31, 2007 to the three months ended December 31, 2006

During the three months ended December 31, 2007, we reported net income of approximately $268,000 compared to a net loss of approximately $73,000 for the three months ended December 31, 2006.  The increase in net income resulted from increased sales from existing customers and reduced cost of revenue and fees from the licensing of content products to information distributors as well as a reduction in operating expenses and an increase in other income.  During the three months ended December 31, 2007, total revenues were approximately $1,800,000 or approximately $101,000 (6%) greater than the total revenues for the three months ended December 31, 2006.  The increased revenues were the result of increased sales to existing database customers.

Our cost of revenues consisted primarily of content license fees and royalties to information providers, amortization expense on our production software, and data communication costs for the delivery of our products to customers.  The cost of revenues for the three months ended December 31, 2007 was approximately $636,000 or approximately $129,000 (17%) less than the cost of revenues for the three months ended December 31, 2006.  The decrease in cost was primarily due to a decrease in royalty usage fees, renegotiation of fixed costs associated with certain content providers, and a decrease in software amortization expense.

Gross profit for the three months ended December 31, 2007 was approximately $1,165,000 or approximately $230,000 (25%) greater than the gross profit for the same period in the prior year.   The gross profit as a percentage of revenue increased for the three months ended December 31, 2007 to approximately 65% from approximately 55% for the three months ended December 31, 2006.  The increase, as noted in the above paragraphs, was due to the renegotiation of lower fixed costs and decreased software amortization expenses combined with the increased sales to clients.

Total operating expenses for the three months ended December 31, 2007 were approximately $908,000 representing an approximate $81,000 (8%) decrease in operating expenses from the three months ended December 31, 2006. The decrease in expenses resulted primarily from a decrease in stock-based compensation, decreased sales and marketing expenses, lower general and administrative expenses and depreciation and amortization expenses partially offset by an increase in technical operations and support expenses.

Technical operations and support expenses during the three months ended December 31, 2007 increased to approximately $343,000, which was approximately $55,000 (19%) greater than the three months ended December 31, 2006.  The increase was primarily due to an approximate $43,000 increase resulting from the use of outside consultants and increased product development costs.

Sales and marketing expenses decreased by approximately $62,000 (30%) to approximately $144,000 for the three months ended December 31, 2007 compared to the three months ended December 31, 2006.  The decrease was due to an approximate $73,000 decrease in payroll expense and related commission expenses over the same period in the prior year.

General and administrative expenses for the three months ended December 31, 2007 decreased approximately $71,000 (15%) to approximately $407,000 from G&A expenses for the comparable quarter of the prior year.  The decrease was primarily attributable to an approximate $31,000 decrease in bonuses paid as compared to the prior year and a decrease of approximately $32,000 in other professional and legal fees due to the settlement of outstanding litigation with the Company’s former CEO.

Depreciation and amortization expense for the three months ended December 31, 2007 decreased approximately $3,000 (18%) to approximately $15,000 from the same period in the prior year.  The decrease was due primarily to assets reaching the end of their depreciable lives.

Other income (expense), net, for the three months ended December 31, 2007 was approximately $12,000, compared to approximately ($22,000) for the three months ended December 31, 2006.  The increase in net other income was primarily due to the Company settling its long term note payable with AMASYS and eliminating the associated interest expense.

Comparison of the six months ended December 31, 2007, to the six months ended December 31, 2006

During the six months ended December 31, 2007, we reported net income of approximately $510,000 compared to a net loss of approximately $12,000 during the six months ended December 31, 2006.  The increase in net income resulted primarily from increased sales, discussed below, combined with decreased cost of revenue and decreased operating expenses.

During the six months ended December 31, 2007, total revenues were approximately $3,656,000 or approximately $206,000 (6%) greater than revenues for the six months ended December 31, 2006.  The increase was primarily due to the realization of approximately $181,000 of prior year revenue from a customer as a result of an internal audit by the customer.  The remaining increase was due to increased sales to existing database customers.

The cost of revenues for the six months ended December 31, 2007 was approximately $1,347,000, or approximately $179,000 (12%) less than the cost of revenues for the six months ended December 31, 2006.  The decrease in cost was primarily due to a decrease in royalty usage fees, renegotiation of fixed costs associated with certain content providers, and a decrease in software amortization expense.

Gross profit for the six months ended December 31, 2007 was approximately $2,308,000 or approximately $385,000 (20%) greater than the gross profit for the same period in the prior year.   The gross profit as a percentage of revenue increased for the six months ended December 31, 2007 to approximately 63% from approximately 56% for the six months ended December 31, 2006.  The increase, as noted in the above paragraphs, was due to increased revenues due to the realization of approximately $181,000 of prior years revenue from a customer as a result of an internal audit by the customer and the renegotiation of lower fixed costs and the decrease in software amortization expense.

Total operating expenses for the six months ended December 31, 2007 were approximately $1,744,000 representing an approximate $158,000 (8%) decrease in operating expenses from the six months ended December 31, 2006. The decrease in expenses resulted primarily from a decrease in stock-based compensation, decrease in sales and marketing expenses, general and administrative expenses, and depreciation and amortization expenses partially offset by an increase in technical operations and support expenses.

Technical operations and support expenses during the six months ended December 31, 2007 increased approximately $98,000 (17%) to approximately $673,000 from the six months ended December 31, 2006.  The increase was primarily due to an approximately $64,000 increase in product development expenses, the use of outside consultants and an increase in bonuses paid of $23,000 over the prior year period.

Sales and marketing expenses decreased by approximately $119,000 (31%) to approximately $265,000 for the six months ended December 31, 2007 compared to the six months ended December 31, 2006.  The decrease was due to an approximate $136,000 decrease in payroll and commission expense and a revised commission plan from the same period in the prior year.  These decreases were partially offset by an increase in the use of outside consultants.

General and administrative expenses for the six months ended December 31, 2007 decreased by approximately $128,000 (14%) to approximately $777,000 from G&A expenses for the comparable period of the prior year.  The decrease was primarily attributable to an approximate $72,000 decrease in other professional and legal fees and a decrease of approximately $47,000 in salaries as compared to the same period in the prior year.  These decreases were partially due to the settlement of litigation with the Company’s former CEO and the reversal of the related accrued expenses in the current six month period.

Depreciation and amortization expense for the six months ended December 31, 2007 decreased approximately $9,000 (24%) to approximately $30,000 from the same period in the prior year.  The decrease was due primarily to assets reaching the end of their depreciable lives.

Other expense, net of other income, for the six months ended December 31, 2007 was approximately $49,000, compared to approximately $31,000 for the six months ended December 31, 2006.  This change from the prior year was mainly due to realized and unrealized losses on marketable securities partially offset by a decrease in interest expense.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

For the six months ended December 31, 2007, we had operating income of approximately $564,000 and net income of approximately $510,000.  At December 31, 2007, we had working capital of approximately $1,424,000, compared to working capital of approximately $888,000 at June 30, 2007.  We had total stockholders’ equity of approximately $1,623,000 and $1,110,000 at December 31, 2007 and June 30, 2007 respectively.  The increase in stockholders’ equity was primarily due to the increase in net income for the six months ended December 31, 2007.

We had cash of approximately $1,504,000 at December 31, 2007, compared to approximately $581,000 of cash at June 30, 2007.  For the six months ended December 31, 2007, the Company provided approximately $923,000 in cash, which was mainly due to the sale of all marketable securities and the cash provided by operations for the six month period.

We made capital expenditures of approximately $18,000 during the six months ended December 31, 2007, compared to approximately $85,000 for the six months ended December 31, 2006.  Significant capital expenditures are likely in the near future for the upgrading of equipment required to generate the Company’s products.

The Company’s future contractual obligations and commitments as of December 31, 2007 are as follows:

	Contractual Obligations
	2008	2009	2010	2011	2012	Total
Operating Leases	$110,035	$140,337	$4,656	$4,656	$3,104	$262,788

Currently we are dependent on our cash reserves to fund operations. We have the option available to use accounts receivable financing through a bank.  Although we recorded net income for the quarter ended December 31, 2007 compared to a net loss for the prior year period, when prior period revenues are excluded our revenue base remained fairly consistent compared to the first six months of the prior fiscal year.  Considering the possible erosion of revenue due to the current market conditions, without an infusion of capital, the Company is at risk of being unable to generate sufficient liquidity to meet its obligations.  The Company utilized and will continue to utilize its bank financing agreement, should the need arise, to meet its liquidity needs.  Further corporate consolidation or sustained market deterioration affecting our customers could impair our ability to generate such revenues.  No assurance may be given that we will be able to maintain the revenue base or the profitable operations that may be necessary to achieve our liquidity needs.

EBITDA, as defined below, was approximately $607,000 for the six months ended December 31, 2007 compared to EBITDA of approximately $108,000 for the six months ended December 31, 2006.  The increase in EBITDA during the six months ended December 31, 2007 compared to the six-month period in the prior year was due to the collection and recognition of revenue from prior periods, the reversal of accrued expense related to a legal settlement, and the reduction in the cost of revenue as discussed earlier.

The table below shows the reconciliation from net income to EBITDA (in thousands);

	Six Months
	Ended December 31,
	2007	2006
Reconciliation to EBITDA:
Net Income (Loss)	$510	$(12)
Stock Based Compensation	3	23
Depreciation and Amortization	40	64
Interest/Other Expense, net	49	31
Income Taxes	5	2
EBITDA	$607	$108

EBITDA consists of earnings before stock-based compensation, interest expense, interest and other income, unrealized and realized gains (losses) in marketable securities, income taxes, and depreciation and amortization.  EBITDA does not represent funds available for management's discretionary use and is not intended to represent cash flow from operations.  EBITDA should also not be construed as a substitute for operating income or a better measure of liquidity than cash flow from operating activities, which are determined in accordance with U.S. generally accepted accounting principles.  EBITDA excludes components that are significant in understanding and assessing our results of operations and cash flows.  In addition, EBITDA is not a term defined by U.S. generally accepted accounting principles, and as a result, our measure of EBITDA might not be comparable to similarly titled measures used by other companies.

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

Item 3.

CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Principal Accounting Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There have been no significant changes during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

On April 15, 2004, the Company’s former Chairman/CEO and President, both of whom resigned on February 5, 2004, filed separate demands for arbitration against the Company related to the terms of their employment agreements.  The demands alleged breaches of the employment agreements and requested payment of approximately $129,000 to the former employees.  On August 8, 2006, an arbitrator denied the former President’s claim, awarding only a bonus, vacation pay and certain previously granted options, none of which was in dispute.  On September 26, 2007, a different arbitrator denied all of the former Chairman/CEO’s claims, and instructed the former Chairman/CEO to pay Comtex half of the fees charged by the American Arbitration Association pertaining to the arbitration.  The Company is pursuing collection of the amounts due to it by the former Chairman/CEO.  The Company had accrued approximately $61,000 in expenses in previous periods, which were reversed in the six month period ended December 31, 2007 and recorded as a reduction of general and administrative expenses.

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

COMTEX NEWS NETWORK, INC.
(Registrant)

February 12, 2008	By:	/s/ Chip Brian
Chip Brian
President and Chief Executive Officer
(Principal Executive Officer)

February 12, 2008	By:	/s/ Paul Sledz
Paul Sledz
Corporate Controller & Treasurer
(Principal Financial and Accounting Officer)