Form 10QSB
period 2008-03-31
COMTEX NEWS NETWORK INC
filed 2008-05-12
CIK 352988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008 or

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

As of May 8, 2008, 15,294,200 shares of the Common Stock of the registrant, par value $0.01 per share, were outstanding.

Transitional Small Business Disclosure Format (check one):   Yes ☐  No ☒

COMTEX NEWS NETWORK, INC.

Part I   Financial Information

Item 1.  Condensed Financial Statements

Comtex News Network, Inc.
Condensed Balance Sheets

	March 31,	June 30,
	2008	2007
ASSETS	(Unaudited)

CURRENT ASSETS
Cash	$1,744,493	$581,131
Marketable Securities	-	523,303
Accounts Receivable, Net of Allowance for Doubtful Accounts of $115,396	828,229	938,080
Prepaid Expenses	31,402	15,826

TOTAL CURRENT ASSETS	2,604,124	2,058,340

PROPERTY AND EQUIPMENT, NET	151,957	178,758

DEPOSITS AND OTHER ASSETS	43,253	43,253

TOTAL ASSETS	$2,799,334	$2,280,351

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts Payable and Other Accrued Expenses	$725,031	$913,850
Accrued Payroll Expense	186,673	197,899
Broker Margin Account	-	30,163
Deferred Revenue	20,414	28,805

TOTAL LIABILITIES	932,118	1,170,717

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Common Stock, $0.01 Par Value - 25,000,000 Shares Authorized;
15,294,200 Shares issued and outstanding at March 31, 2008 and June 30, 2007	152,942	152,942
Additional Paid-In Capital	13,566,637	13,563,340
Accumulated Deficit	(11,852,363)	(12,606,648)
Total Stockholders' Equity	1,867,216	1,109,634
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,799,334	$2,280,351

The accompanying “Notes to Condensed Financial Statements” are an integral part of these financial statements

Comtex News Network, Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2008	2007	2008	2007

Revenues	$1,769,940	$1,796,473	$5,425,719	$5,246,675

Cost of Revenues
(including depreciation and amortization expense
of $2,577 and $9,386 for the three months ended March 31,
2008 and 2007, respectively and $13,241 and
$34,523 for the nine months ended March 31, 2008	621,262	767,432	1,968,736	2,294,185
and 2007, respectively)
Gross Profit	1,148,678	1,029,041	3,456,983	2,952,490

Operating Expenses:
Technical Operations and Support (inclusive of stock-based
compensation of $1,832 for the three months ended	346,299	310,611	1,018,831	884,970
March 31, 2007 and $1,182 and $5,495
for the nine months ended March 31, 2008 and 2007,
respectively)
Sales and Marketing (inclusive of stock-based compensation of
$2,526 for the three months ended March 31, 2007 and	170,136	175,818	435,229	560,275
$1,684 and $7,618 for the nine months ended March 31, 2008
and 2007, respectively)
General and Administrative (inclusive of stock-based compensation
of $6,355 for the three months ended March 31,	384,325	466,476	1,160,978	1,370,776
2007, and $431 and $20,260 for the nine months
ended March 31, 2008 and 2007, respectively)
Depreciation and Amortization	15,422	14,658	45,141	53,599

Total Operating Expenses	916,182	967,563	2,660,179	2,869,620

Operating Income	232,496	61,478	796,804	82,870

Other Income (Expense), net:
Interest Income	11,208	3,540	30,079	13,637
Interest Expense	-	(14,283)	(2,565)	(57,362)
Realized and Unrealized Gain (Loss) on Marketable Securities	-	7,962	(65,157)	281
Debt Conversion Expense	-	(234,336)	-	(234,336)
Other Income (Expense)	306	(1,120)	306	8,721
Net Other Income (Expense)	11,514	(238,237)	(37,337)	(269,059)

Income (Loss) Before Income Taxes	244,009	(176,759)	759,467	(186,189)

Income Taxes	133	3,910	5,182	6,269
Net Income (Loss)	$243,876	$(180,669)	$754,285	$(192,458)

Basic Earnings (Loss) Per Common Share	$0.02	$(0.01)	$0.05	$(0.01)
Weighted Average Number of Common Shares	15,294,200	14,232,898	15,294,200	13,878,464

Diluted Earnings (Loss) Per Common Share	$0.02	$(0.01)	$0.05	$(0.01)
Weighted Average Number of Shares Assuming Dilution	15,460,300	14,232,898	15,466,939	13,878,464

The accompanying “Notes to Condensed Financial Statements” are an integral part of these financial statements

Comtex News Network, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
	March 31
	2008	2007
Cash Flows from Operating Activities
Net Income (Loss)	$754,285	$(192,458)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and Amortization	58,381	88,121
Realized and Unrealized Loss (Gain) on Marketable Securities	65,157	(281)
Provision for doubtful accounts	20,463	19,528
Stock-Based Compensation	3,297	33,373
Debt Conversion Expense	-	234,336
Changes in Assets and Liabilities:
Accounts Receivable	89,388	(123,547)
Prepaid Expenses	(15,576)	3,996
Deposits and Other Assets	-	(6,331)
Accounts Payable and Other Accrued Expenses	(188,819)	(307,564)
Accrued Payroll Expense	(11,226)	3,118
Deferred Revenue	(8,391)	11,233
Deferred Rent	-	(2,014)
Net Cash Provided By (Used In) Operating Activities	766,959	(238,490)

Cash Flows from Investing Activities:
Purchase of Marketable Securities	(1,258,181)	(2,946,431)
Proceeds from Sale of Marketable Securities	1,716,327	2,502,363
Purchase of Property and Equipment	(31,580)	(94,811)
Net Cash Provided By (Used In) Investing Activities	426,566	(538,879)

Cash Flows from Financing Activities:
Repayments - Capital Lease Obligations	-	(6,633)
Repayment of Note Payable	-	(650,000)
Repayment of Broker Margin Account	(30,163)	-
Proceeds from Exercise of Stock Options	-	520
Net Cash Used In Financing Activities	(30,163)	(656,113)

Net Increase (Decrease) in Cash	1,163,362	(1,433,482)

Cash at Beginning of Period	581,131	1,881,739

Cash at End of Period	$1,744,493	$448,257

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$5,182	$6,269
Cash paid for interest expense	$2,565	$57,362
Non-Cash Financing Activity:
Conversion of Note Payable into Common Stock	$-	$206,954

The accompanying “Notes to Condensed Financial Statements” are an integral part of these financial statements

COMTEX NEWS NETWORK, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2008

1.    Basis of Presentation

The accompanying condensed interim financial statements of Comtex News Network, Inc. (the “Company” or “Comtex”) are unaudited, but in the opinion of management reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results for such periods.  The results of operations for any interim period are not necessarily indicative of results for the full year.  The balance sheet at June 30, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007 (“2007 Form 10-KSB”), filed with the Securities and Exchange Commission on September 24, 2007.

Earnings per common share is presented in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, "Earnings Per Share" ("EPS").  Basic EPS excludes dilution for potentially dilutive securities and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Diluted EPS was equal to basic EPS for the three and nine month periods ended March 31, 2007 since all potentially dilutive securities are anti-dilutive.  Diluted net loss per common share for the three and nine month periods ended March 31, 2007 does not include the effects of options to purchase approximately 3.3 million shares as the inclusion of these options would have been anti-dilutive.  Diluted EPS for the three and nine month periods ended March 31, 2008 does not include the effects of options to purchase approximately 2.2 million shares due to the options’ exercise prices being greater than the average market price of the Company's common shares during the respective periods.

2.    Income Taxes

The provision for income taxes for the three and nine month periods ended March 31, 2008 and 2007 is due to the alternative minimum tax due to the utilization of federal and state net operating loss carryforwards.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company adopted FIN 48 effective July 1, 2007 and determined the adoption to have no effect on results of operations or financial position for the three and nine month periods ended March 31, 2008. The Company will record any future penalties and tax related interest expense as a component of provision for income taxes.

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

3.    Commitments and Contingencies

On April 15, 2004, the Company’s former Chairman/CEO and President, both of whom resigned on February 5, 2004, filed separate demands for arbitration against the Company related to the terms of their employment agreements.  The demands alleged breaches of the employment agreements and requested payment of approximately $129,000 to the former employees.  On August 8, 2006, an arbitrator denied the former President’s claim, awarding only a bonus, vacation pay and certain previously granted options, none of which was in dispute.  On September 26, 2007, a different arbitrator denied all of the former Chairman/CEO’s claims, and instructed the former Chairman/CEO to pay Comtex half of the fees charged by the American Arbitration Association pertaining to the arbitration.  The Company is currently pursuing collection of the amounts due to it by the former Chairman/CEO.  The Company had accrued approximately $61,000 in expenses in previous periods, which were reversed in the nine-month period ended March 31, 2008 and recorded as a reduction of general and administrative expenses.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes included elsewhere in this Form 10-QSB and the financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-KSB for the fiscal year ended June 30, 2007 filed with the Securities and Exchange Commission on September 24, 2007. Historical results and percentage relationships among any amounts in the interim condensed Financial Statements are not necessarily indicative of trends in operating results for any future period.

Forward-looking Statements

This Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those contemplated in these forward-looking statements.  These forward-looking statements may be identified by reference to a future period by use of forward-looking terminology such as “anticipate,” “expect,” “could,” “intend,” “may” and other words of a similar nature.  In particular, the risks and uncertainties include those described in our annual report on Form 10-KSB for the fiscal year ended June 30, 2007 and in other periodic Securities and Exchange Commission filings. These risks and uncertainties include, among other things, the fact that Comtex is in a highly competitive industry subject to rapid technological, product and price changes; the consolidation of the Internet news market; competition within our markets; the financial stability of our customers; maintaining a secure and reliable news-delivery network; maintaining relationships with key content providers; attracting and retaining key personnel; the volatility of our Common Stock price; successful marketing of our services to current and new customers; the overall volatility of the economy and equity markets; and operating expense control.

Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to update or revise the information contained in this Form 10-QSB, whether as a result of new information, future events or circumstances or otherwise.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2008 to the three months ended March 31, 2007

During the three months ended March 31, 2008, we reported net income of approximately $244,000 compared to a net loss of approximately $181,000 for the three months ended March 31, 2007.  The increase in net income resulted from reduced cost of revenue and fees from the licensing of content products to information distributors; as well as reduced operating expenses and increased other income.  The net loss reported for the three months ended March 31, 2007 was attributed to the debt conversion expense recorded to settle the Company’s long term debt. During the three months ended March 31, 2008, revenues were approximately $1,770,000 or approximately $27,000 (1.5%) less than the revenues for the three months ended March 31, 2007. The decrease was primarily due to consolidations of database customers.

Our cost of revenues consisted primarily of content license fees and royalties to information providers, amortization expense on our production software, and data communication costs for the delivery of our products to customers.  The cost of revenues for the three months ended March 31, 2008 was approximately $621,000 or approximately $146,000 (19%) less than the cost of revenues for the three months ended March 31, 2007.  The decreased costs were primarily due to decreased royalty usage fees, reduced fixed costs associated with certain content providers, and decreased software amortization expenses.

Gross profit for the three months ended March 31, 2008 was approximately $1,149,000 or approximately $120,000 (12%) greater than the gross profit for the same period in the prior year.   The gross profit as a percentage of revenue increased for the three months ended March 31, 2008 to approximately 65% from approximately 57% for the three months ended March 31, 2007.  The increased profit margin, as discussed above, resulted primarily from reduced fixed costs and decreased software amortization expenses.

Total operating expenses for the three months ended March 31, 2008 were approximately $916,000 representing an approximate $51,000 (5%) decrease in operating expenses from the three months ended March 31, 2007. The decrease in expenses resulted primarily from a decrease in stock-based compensation expense, decreased sales and marketing expenses, reduced general and administrative expenses, partially offset by increased technical operations and support expenses, and higher depreciation and amortization expenses.

Technical operations and support expenses during the three months ended March 31, 2008 increased to approximately $346,000, which was approximately $36,000 (11%) greater than the three months ended March 31, 2007.  The increase was primarily due to an approximate $15,000 increase resulting from the use of outside consultants and other increased product development costs.

Sales and marketing expenses decreased by approximately $6,000 (3%) to approximately $170,000 for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.  The decrease was due to an approximate $18,000 decrease in salary expense offset by an increase in advertising and promotional expenses of approximately $11,000 over the same period in the prior year.

General and administrative expenses for the three months ended March 31, 2008 decreased approximately $82,000 (18%), to approximately $384,000, from G&A expenses for the comparable quarter of the prior year.  The decrease was primarily attributable to an approximate $16,000 decrease in salary expenses incurred compared to the prior period and a decrease of approximately $58,000 in other professional and legal fees due to the settlement of an outstanding arbitration with the Company’s former CEO.

Depreciation and amortization expenses for the three months ended March 31, 2008 increased approximately $1,000 (5%) to approximately $15,000 from the same period in the prior year.  The increase was due primarily to the implementation of equipment upgrades planned in the Company’s capital budget.

Other income (expense), net, for the three months ended March 31, 2008 was approximately $12,000, compared to approximately ($238,000) for the three months ended March 31, 2007.  The increase in net other income was primarily due to the Company settling its long term note payable and the structure of reporting the debt conversion expense associated with this transaction during fiscal 2007.

Comparison of the nine months ended March 31, 2008, to the nine months ended March 31, 2007

During the nine months ended March 31, 2008, we reported net income of approximately $754,000 compared to a net loss of approximately $192,000 during the nine months ended March 31, 2007.  The increase in net income resulted primarily from increased sales, discussed below, combined with reduced cost of revenue and reduced operating expenses.

During the nine months ended March 31, 2008, revenues were approximately $5,426,000 or approximately $179,000 (3%) greater than revenues for the nine months ended March 31, 2007.  The increase was primarily due to the realization of approximately $181,000 of prior year revenue from a customer as a result of an internal audit by the customer.  The cost of revenues for the nine months ended March 31, 2008 was approximately $1,969,000, or approximately $325,000 (14%) less than the cost of revenues for the nine months ended March 31, 2007.  The decreased costs were primarily due to decreased royalty usage fees, reduced fixed costs associated with certain content providers, and decreased software amortization expense.

Gross profit for the nine months ended March 31, 2008 was approximately $3,457,000 or approximately $504,000 (17%) greater than the gross profit for the same period in the prior year.   The gross profit as a percentage of revenue increased for the nine months ended March 31, 2008 to approximately 64% from approximately 56% for the nine months ended March 31, 2007.  The increased profit margin, as discussed above, resulted primarily from increased revenues due to the realization of approximately $181,000 of prior years revenue from a customer as a result of an internal audit by the customer and from reduced fixed costs and the decreased software amortization expense.

Total operating expenses for the nine months ended March 31, 2008 were approximately $2,660,000 representing an approximate $209,000 (7%) decrease in operating expenses from the nine months ended March 31, 2007. The decrease in expenses resulted primarily from a decrease in stock-based compensation, sales and marketing expenses, general and administrative expenses, and depreciation and amortization expenses partially offset by increased technical operations and support expenses.

Technical operations and support expenses during the nine months ended March 31, 2008 increased approximately $134,000 (15%) to approximately $1,019,000 from the nine months ended March 31, 2007.  The increase was primarily due to an approximately $78,000 increase in product development expenses, the use of outside consultants and an increase in salaries and bonuses incurred of $26,000 over the prior year period.

Sales and marketing expenses decreased by approximately $125,000 (22%) to approximately $435,000 for the nine months ended March 31, 2008 compared to the nine months ended March 31, 2007.  The decrease was due to an approximate $184,000 decrease in payroll and commission expense and a revised commission plan from the same period in the prior year.  These decreases were partially offset by an increase in advertising and promotional expenses.

General and administrative expenses for the nine months ended March 31, 2008 decreased by approximately $210,000 (15%) to approximately $1,161,000 from G&A expenses for the comparable period of the prior year.  The decrease was primarily attributable to an approximate $130,000 decrease in other professional and legal fees and a decrease of approximately $49,000 in salaries as compared to the same period in the prior year.  These decreases were partially due to the settlement of the outstanding arbitration with the Company’s former CEO and the reversal of the related accrued expenses in the current nine-month period.

Depreciation and amortization expense for the nine months ended March 31, 2008 decreased approximately $8,000 (16%) to approximately $45,000 from the same period in the prior year.  The decrease was due primarily to assets reaching the end of their depreciable lives.

Other expense, net of other income, for the nine months ended March 31, 2008 was approximately $37,000, compared to approximately $269,000 for the nine months ended March 31, 2007.  This change from the prior period was mainly due to the debt conversion expense recorded in fiscal year 2007.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended March 31, 2008, we had operating income of approximately $797,000 and net income of approximately $754,000.  At March 31, 2008, we had working capital of approximately $1,672,000, compared to working capital of approximately $888,000 at June 30, 2007.  We had total stockholders’ equity of approximately $1,867,000 and $1,110,000 at March 31, 2008 and June 30, 2007, respectively.  The increase in stockholders’ equity was primarily due to the increase in net income for the nine months ended March 31, 2008.

We had cash of approximately $1,744,000 at March 31, 2008, compared to approximately $581,000 of cash at June 30, 2007.  For the nine months ended March 31, 2008, the Company had an increase of approximately $1,163,000 in cash, which was mainly due to the sale of all marketable securities and the cash provided by operations for the nine month period.

We made capital expenditures of approximately $32,000 during the nine months ended March 31, 2008, compared to approximately $95,000 for the nine months ended March 31, 2007.  Significant capital expenditures are likely in the near future in connection with the implementation of equipment upgrades planned in the Company’s capital budget.

The Company’s future contractual obligations and commitments as of March 31, 2008 are as follows:

	Contractual Obligations
	FY 2008	FY 2009	FY 2010	FY 2011	FY 2012	Total
Operating Leases	$58,545	$148,569	$4,656	$4,656	$3,104	$219,530

Currently we are dependent on our cash reserves to fund operations. We have the option available to use accounts receivable financing through a bank.  Although we recorded net income for the quarter ended March 31, 2008 compared to a net loss for the prior year period, when prior period revenues are excluded our revenue base remained fairly consistent compared to the first nine months of the prior fiscal year.  Considering the possible erosion of revenue due to the current market conditions, without an infusion of capital, the Company is at risk of being unable to generate sufficient liquidity to meet its obligations.  The Company utilized and will continue to utilize its bank financing agreement, should the need arise, to meet its liquidity needs.  Further corporate consolidation or sustained market deterioration affecting our customers could impair our ability to generate such revenues.  No assurance may be given that we will be able to maintain the revenue base or the profitable operations that may be necessary to achieve our liquidity needs.

EBITDA, as defined below, was approximately $858,000 for the nine months ended March 31, 2008 compared to EBITDA of approximately $204,000 for the nine months ended March 31, 2007.  The increase in EBITDA during the nine months ended March 31, 2008 compared to the nine-month period in the prior year was due to the collection and recognition of revenue from prior periods, the reversal of accrued expense related to a legal settlement, and the reduction in the cost of revenues as discussed earlier.

The table below shows the reconciliation from net income (loss) to EBITDA (in thousands);

	Nine Months
	Ended March 31,
	2008	2007
Reconciliation to EBITDA:
Net Income (Loss)	$754	$(192)
Stock-Based Compensation	3	33
Depreciation and Amortization	59	88
Interest/Other Expenses, net	37	269
Income Taxes	5	6
EBITDA	$858	$204

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

However, we believe that EBITDA is relevant and useful information, which is often reported and widely used by analysts, investors and other interested parties in our industry.  Accordingly, we are disclosing this information to permit a more comprehensive analysis of our operating performance, as an additional meaningful measure of performance and liquidity, and to provide additional information with respect to our ability to meet future debt service, capital expenditure and working capital requirements.  See the condensed financial statements and notes thereto contained elsewhere in this report for more detailed information.

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

Part II.  Other Information

Item 1.  Legal Proceedings

On April 15, 2004, the Company’s former Chairman/CEO and President, both of whom resigned on February 5, 2004, filed separate demands for arbitration against the Company related to the terms of their employment agreements.  The demands alleged breaches of the employment agreements and requested payment of approximately $129,000 to the former employees.  On August 8, 2006, an arbitrator denied the former President’s claim, awarding only a bonus, vacation pay and certain previously granted options, none of which was in dispute.  On September 26, 2007, a different arbitrator denied all of the former Chairman/CEO’s claims, and instructed the former Chairman/CEO to pay Comtex half of the fees charged by the American Arbitration Association pertaining to the arbitration.  The Company is currently pursuing collection of the amounts due to it by the former Chairman/CEO.  The Company had accrued approximately $61,000 in expenses in previous periods, which were reversed in the nine month period ended March 31, 2008 and recorded as a reduction of general and administrative expenses.

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

COMTEX NEWS NETWORK, INC.
(Registrant)

May 12, 2008	By:	/s/ Chip Brian
Chip Brian
President and Chief Executive Officer
(Principal Executive Officer)

May 12, 2008	By:	/s/ Paul Sledz
Paul Sledz
Corporate Controller & Treasurer
(Principal Financial and Accounting Officer)