Form 10KSB
period 2008-06-30
COMTEX NEWS NETWORK INC
filed 2008-09-29
CIK 352988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

FORM 10-KSB

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2008; or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes ☐  No ☒

State issuer’s revenues for its most recent fiscal year	$7,070,366

As of September 12, 2008, there were 15,294,200 shares issued and outstanding of the Registrant’s Common Stock.  The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock on September 12, 2008 ($0.25), was $3,275,904.

DOCUMENTS INCORPORATED BY REFERENCE
None

Transitional Small Business Disclosure Format (check one)  Yes ☐ No ☒

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

Item 1.                      Description of Business

Overview

Comtex News Network, Inc. (“Comtex” or the “Company”), is a leading provider of economically useful electronic real-time news, content and SmarTrend® market products.  With a specialization in the financial news and content marketplace, Comtex receives, enhances, combines, filters and distributes news and content received from more than 10,000 national and international news bureaus, agencies and publications.  The resulting news and content products, with embedded stock tickers, key words, standardized metadata, uniform formatting, and custom filters, are all designed to meet the exacting standards required by investment professionals.  Comtex is a wholesaler of real-time news and related content for major financial and business information distributors.  Comtex has also developed a line of proprietary stock trend alert products, marketed under the name  “SmarTrend,” which are sold directly to consumers as well as through financial distributors.  Comtex has offices in Alexandria, Virginia; Boston, Massachusetts; and New York, New York.

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

Comtex was one of the market originators of electronic real-time news.  Prior to the predominance of the Internet, our client focus was on financial information services, corporate enterprise solution vendors, and online consumer services.  With the growth of the Internet, we expanded our client base to include consumer and individual investor websites.  A vital element of our growth was the distinctive value we added to real-time, public company news by adding stock ticker symbols and filtering the news into specific categories.

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

Comtex has four categories of customers:

•           Co-Brands – Distributors who host financial and business oriented websites on behalf of large financial institutions and major corporations.  Distributors electronically query Comtex computers every few seconds to retrieve and use Comtex news content to service their co-brand partners.
•           Databases - These clients have enormous repositories of information (news, market research, etc); their end-users log on to these systems, conduct complex searches, and are charged for usage.  The database accounts also electronically query Comtex computers every few seconds to download Comtex data into their databases.
•           Per Seat/Enterprise Applications – These clients market to professional investors – either individuals (high net worth traders) or institutions (both buy side and sell side).  Real-time news and information are paramount, so these clients typically use dedicated technology methods to make Comtex data available to their customers on a real time basis.
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

.
(2)	Comtex TopNews – editorially selected top news stories of the day. A broad range of news story options, including financial markets, vertical markets, general markets and world news;

(3)	Publisher Full Feeds – delivery from a specific publisher that provides distributors with the complete content offering from that publisher; and

(4)
SmarTrend Products – which include a daily stock market letter (Morning Call), selected stock news (SmarTrend Spotlights), and our banner product, SmarTrend Alerts (via subscription at www.mysmartrend.com).

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

International
Local reporting from over 150 countries covering the major political, social, economic and financial issues that impact countries outside the United States.  Includes information on a variety of topics including international elections, foreign policy, military actions, environment news, health issues, international business, trade and financial market activity.  Features content from over 750 international news agencies, bureaus, and publications and provides global and regional perspectives.    Regional coverage includes Africa, Asia/Pacific, Canada, China, Commonwealth of Independent States Countries, Eastern and Western Europe, Latin America and the Mideast.

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

Comtex’s United States - based publishers/suppliers include:

•	Associated Press
•	Briefing.com
•	Business Wire
•	Dow Jones Commodity News Service
•	EDGAR Online
•	The Fly on the Wall
•	Knobias.com
•	McClatchy-Tribune Business News
•	Midnight Trader
•	PR Newswire
•	Thomson Financial/Nelsons Broker Summaries
•	United Press International
•	Vickers Stock Research Corporation
•	Wall Street Horizon
•	Zacks Investment Research

International publishers/suppliers include:

•	ABIX / Lexis Nexis
•	Al Bawaba
•	AllAfrica, Inc.
•	Asia Pulse
•	BBC World Monitoring
•	Datamonitor
•	EFE News Service
•	Global Information Network
•	Sinocast
•	Xinhua News Agency

Distributors

Contract terms with our distributors generally range from one to three years.  Two customers (which are comprised of a series of subsidiaries under the control of a common parent company) accounted for approximately 16.3% and 14.8% of our annual revenues during fiscal year 2008. Comtex’s distributor/customer base includes:

▪	Bloomberg
▪	Dialog
▪	Dow Jones MarketWatch
▪	Factiva
▪	Global Tech Solutions
▪	Interactive Data Real-Time Services
▪	Lexis Nexis

▪	NewsEdge
▪	Northern Light
▪	Smartmoney.com
▪	Sungard
▪	Thomson Financial
▪	Track Data
▪	Zacks Investment Research

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

Technology infrastructure investments in fiscal 2008 included additional hardware and software development, both of which have continued to improve the reliability of our systems.

As available technology is developed, we continue to evaluate and adopt new approaches to improve reliability, decrease costs and deliver increasingly complex products using simpler methodologies.

Product Development

In 2005, Comtex began development of a new product line based on a flagship product, Comtex SmarTrend® Alert, an automated pattern recognition system that generates up to 100 intraday uptrend or downtrend alerts each day, providing investors with a unique tool for evaluating equities and giving Comtex distributors an exclusive new product offering.  The alerts are delivered with related news headlines when available, on more than 5,500 North American stocks included in the Comtex SmarTrend database.

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

During fiscal 2006, the Company introduced a consumer version of SmarTrend, a new web application through which all investors now have direct access to Comtex SmarTrend Alerts and related news stories via monthly subscription.  During fiscal 2008, we introduced an updated version of the product and began to actively market the product through Internet advertising and search engine optimization.  The Company sells SmarTrend primarily via the Company’s website, www.mysmartrend.com.

Product development activities in addition to SmarTrend include quality assurance, content product enhancements and the development of proprietary new products. For the fiscal years ended June 30, 2008 and 2007 our product development costs were approximately $307,000 and $285,000, respectively.  Expenses related to the design and development of our content processing systems are not included in these costs.

Competition

Our competition includes integrators and distributors of news and related content, national and international electronic news and information services, and traditional content providers seeking direct relationships with distributors.  We differentiate ourselves from our competition by the specific content we offer; the integrated products we create; technology delivery solutions; and other benefits provided by our consolidated news and information systems.

Employees

At June 30, 2008, we had 29 full-time employees.  The employees are not members of a union and we believe employee relations are generally good.

Available Information

We file annual, quarterly and special reports, proxy statements and other information with the SEC. You may read and copy any document we file at the SEC’s public reference room at 100 F Street, NE, Washington, D.C. 20549.  Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms.  Our SEC filings are also available to the public from the SEC's website at http://www.sec.gov, or via the Investor Relations page maintained at the Comtex website, http://www.comtex.com.

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

We Are Dependent On Cash Reserves.

Although we generated positive cash flows from operations for the fiscal year ended June 30, 2008, our revenue base has been declining.  Our ability to meet our liquidity needs on a long-term basis depends on our ability to generate sufficient revenues and cash to cover our current obligations.  No assurance may be given that we will be able to maintain the revenue base or the size of profitable operations that may be necessary to achieve our long-term liquidity needs.

We Depend On The Continued Growth In The Use Of The Internet For News and Financial Information.

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

Substantially all of our computer and communications hardware resides in three locations:  Alexandria and Vienna, Virginia and Pittsburgh, Pennsylvania.  Although hardware configurations/locations and software systems are designed to be fault tolerant and to facilitate any disaster recovery, any catastrophic disaster, power outage or system failure that causes interruptions in our ability to provide continuing service to our customers could reduce our revenues due to customer dissatisfaction and impair our ability to attract additional customers.

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

Our Common Stock Price Is Volatile, Fluctuates Significantly and Trades on a Sporadic Basis.

The trading price of our Common Stock has been, and probably will continue to be, subject to wide fluctuations and limited trading volume.  The shares are traded on the OTCBB.  The stock is not followed by any security analysts and has a limited and unpredictable number of market makers.  During fiscal year 2008, the closing prices of our Common Stock ranged from $0.18 to $0.35.  In addition to the foregoing, the stock price may also fluctuate in response to a number of events and factors, such as the following:
•	quarterly variations in operating results;
•	announcements of technological innovations or new products by us or our competitors;
•	the operating and stock price performance of other companies that investors may deem comparable; and
•	news reports relating to trends in our markets.

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

We anticipate that from time to time, we may consider acquisitions of assets or businesses that we believe may enable us to obtain complementary skills and capabilities, offer new services, expand our customer base or obtain other competitive advantages.  Growth through acquisitions and/or mergers involves potential risks, including, but not limited to, the following:

•	diversion of management’s attention during the acquisition/merger process;
•	costs, delays and difficulties of integrating the acquired company’s operations, technology and personnel into our operations;
•	adverse affect on earnings due to amortizing any intangible assets acquired;
•	issuance of new equity securities that dilute the holdings of existing stockholders; and
•	uncertainty of working with new employees and customers.

Our Executive Officers and Directors Significantly Influence All Matters Requiring Stockholder Vote.

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

Item 2.                      Description of Property

We own no real estate.  We lease office space at 625 N. Washington Street in Alexandria, Virginia.  We currently lease 4,000 square feet at a monthly expense of approximately $8,900, with said agreement expiring in January 2011.  In addition, we sub-lease 2,273 rentable square feet of space in New York, New York, at a cost of approximately $9,100 per month, which lease will expire in June 2009. We also rent a corporate apartment in Old Town Alexandria under a month-to-month lease.

Item 3.                      Legal Proceedings

On April 15, 2004, the Company’s former Chairman/CEO and President, both of whom resigned on February 5, 2004, filed separate demands for arbitration against the Company related to the terms of their employment agreements.  The demands alleged breaches of the employment agreements and requested payment of approximately $129,000 to the former employees.  On August 8, 2006, an arbitrator denied the former President’s claim, awarding only a bonus, vacation pay and certain previously granted options, none of which was in dispute.  On September 26, 2007, a different arbitrator denied all of the former Chairman/CEO’s claims, and instructed the former Chairman/CEO to pay Comtex half of the fees charged by the American Arbitration Association pertaining to the arbitration.  The Company received partial payment and is currently pursuing collection of the remaining balance due to it by the former Chairman/CEO.  The Company had accrued approximately $61,000 in expenses in previous periods, which were reversed in the first quarter of fiscal 2008 and recorded as a reduction of general and administrative expenses.

Item 4.                      Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.              Market for Common Equity, Related Stockholder Matters, and Small Business Issuer Purchases of Equity Securities

Shares of our common stock, par value $.01 per share, which we refer to herein as Common Stock, are traded sporadically under the symbol CMTX on the Over-the-Counter Bulletin Board, or OTCBB.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The range of high and low bid quotations for the Common Stock, as reported on the OTCBB, for each quarterly period during fiscal years 2008 and 2007 is shown below:

Fiscal Year Ended June 30, 2008	High	Low

First Quarter
(7/1 to 9/30/07)	0.25	0.18

Second Quarter
(10/1 to 12/31/07)	0.24	0.18

Third Quarter
(1/1 to 3/31/08)	0.25	0.17

Fourth Quarter
(4/1 to 6/30/08)	0.35	0.17

Fiscal Year Ended June 30, 2007	High	Low

First Quarter
(7/1 to 9/30/06)	1.08	0.18

Second Quarter
(10/1 to 12/31/06)	0.23	0.18

Third Quarter
(1/1 to 3/31/07)	0.25	0.18

Fourth Quarter
(4/1 to 6/30/07)	0.28	0.16

The approximate number of holders of record of our Common Stock as of September 19, 2008 was 484.

We have never declared or paid a cash dividend on our Common Stock and do not anticipate the declaration or payment of cash dividends to shareholders in the foreseeable future.

Set forth below is certain information as of June 30, 2008 regarding equity compensation plans for directors and executive officers of the Company that have been approved by stockholders.  There are no equity compensation plans which are unapproved by stockholders.

Equity compensation plans approved by stockholders	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of securities remaining available for issuance under plan
1995 Stock Option Plan	2,899,126	$0.30	0
2003 Stock Option Plan	349,000	$0.28	750,000

Item 6.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

RESULTS OF OPERATIONS

Comparison of the Fiscal Year ended June 30, 2008 to the Fiscal Year ended June 30, 2007

The net income for the year ended June 30, 2008 increased to approximately $713,000, from a net loss of approximately $107,000 for the year ended June 30, 2007, an improvement of approximately $820,000.  The increase in net income primarily resulted from reductions in the cost of revenues and reduced sales/marketing and general and administrative expenses, slightly offset by an increase in technical operations expenses.  Also key factors in the year over year comparison were the realization of approximately $181,000 of prior years revenue from a customer as a result of an internal audit by the customer, the reversal of approximately $61,000 of other professional and legal fees due to the settlement of arbitration with the Company’s former CEO and a significant one-time charge for debt conversion expense incurred in the year ended June 30, 2007.

Revenues consisted primarily of royalty revenues and fees from the licensing of content products to information distributors.  During the year ended June 30, 2008, our revenues were approximately $7,070,400, consistent with revenues of approximately $7,069,400 for the year ended June 30, 2007.  During the year ended June 30, 2008 the Company realized approximately $181,000 of prior years revenue from a customer as a result of an internal audit by the customer.

Two of the Company’s customers (which are comprised of a series of subsidiaries under the common control of a parent company) individually accounted for approximately 16.3% and 14.8% of revenue for the fiscal year ended June 30, 2008 and one of the Company’s customers accounted for approximately 22.4% of revenues for the fiscal year ended June 30, 2007.  The Company maintains reserves on accounts receivable and to date for fiscal years ended June 30, 2008 and 2007 credit losses have not exceeded management’s expectations.

Our cost of revenues consisted primarily of content licensing fees and royalties to content providers, depreciation expense on our production software, and data communication costs for the delivery of our products to customers.  The cost of revenues for the year ended June 30, 2008 was approximately $2,611,000, a decrease of approximately $448,000, or 14.7%, from the cost of revenues for the year ended June 30, 2007.  This decrease was primarily due to a decrease in royalty usage fees, renegotiation of fixed costs associated with certain content providers, and a decrease in software amortization expense.

The gross profit for the year ended June 30, 2008 was approximately $4,460,000, an increase of approximately $449,000, or 11.2%, from the prior fiscal year.  The gross margin percentage increased for the year ended June 30, 2008, to approximately 63.1% from approximately 56.7% in the prior fiscal year.  The increase in gross profit resulted from the decrease in cost of revenues.

Total operating expenses for the year ended June 30, 2008 were approximately $3,712,000, representing an approximate $131,000, or 3.4%, decrease in operating expenses from the year ended June 30, 2007.  This decrease in expenses resulted from a reduction in sales/marketing and general and administrative expenses, offset by an increase in technical operations and support expense.

Technical operations and support expenses during the year ended June 30, 2008 increased approximately $171,000, or 14.1%, from those incurred during the year ended June 30, 2007.  This increase resulted from expanded use of outside consultants for development of new products and an increase in technology department salaries and related expenses.

Sales and marketing expenses decreased by approximately $86,000, or 11.9% for year ended June 30, 2008 compared to the prior year.  The decrease was the result of lower sales and marketing personnel and related expenses.

General and administrative expenses for the year ended June 30, 2008 decreased approximately $218,000, or 11.8%, compared to the prior fiscal year.  The decrease was due to a reduction in stock-based compensation expense and lower salaries and related expenses.

Stock-based compensation expense for the year ended June 30, 2008 was approximately $3,000, compared to $44,000 for the year ended June 30, 2007.  Stock-based compensation was recorded based on SFAS 123R in both fiscal years.

Depreciation and amortization expense for the year ended June 30, 2008 was approximately $70,000, or 2.7%, higher than depreciation and amortization expense for the prior fiscal year.  The increase was due to technology upgrades.

Other expense, net of other income, for the year ended June 30, 2008 was approximately $30,000, compared to approximately $269,000 for the year ended June 30, 2007.  This change was mainly attributable to the non-cash expense resulting from the implementation of SFAS No. 84 accounting treatment of the Note Repayment Agreement recorded for the year ended June 30, 2007.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

For the year ended June 30, 2008, we had operating income of approximately $748,000 and net income of approximately $713,000.  At June 30, 2008, we had working capital of approximately $1,388,000, compared to working capital of approximately $888,000 at June 30, 2007. Stockholders’ equity increased to approximately $1,826,000 at June 30, 2008 from $1,110,000 at June 30, 2007.  The increases in working capital and stockholders’ equity were primarily attributable to net income earned during fiscal 2008.

We had cash and cash equivalents of approximately $1,521,000 at June 30, 2008, compared to approximately $581,000 at June 30, 2007.  For the year ended June 30, 2008, the Company provided approximately $940,000 in cash, of which $713,000 was provided by net income.  Also contributing to the increase in cash was the sale of marketable securities held at the year ended June 30, 2007.

We made capital expenditures of approximately $301,000 during the year ended June 30, 2008, primarily for upgrades of computer and communications equipment.  Financing activities resulted in payments of approximately $30,000 in broker margin accounts.

The Company’s future contractual obligations and commitments as of June 30, 2008 were as follows:

	Contractual Obligations
	2009	2010	2011	2012	2013	Total
Operating Leases	$293,233	$174,721	$115,681	$7,482	$-	$591,117

Total	$293,233	$174,721	$115,681	$7,482	$-	$591,117

Currently we are dependent on our cash reserves to fund operations. We have the option available to use accounts receivable financing through our ongoing banking financing agreement.  Although we recorded net income for the fiscal year ended June 30, 2008 compared to a net loss for the fiscal year ended June 30, 2007, our revenue base remained fairly consistent.  Considering the possible erosion of revenue due to continuing market conditions, without an infusion of capital, the Company could be at risk of being unable to generate sufficient liquidity to meet its obligations.  The Company utilized and will continue to utilize its bank financing agreement, should the need arise, to meet its liquidity needs.  Further corporate consolidation or sustained market deterioration affecting our customers could impair our ability to generate such revenues.  No assurance may be given that we will be able to maintain the revenue base or the profitable operations that may be necessary to achieve our liquidity needs.
EBITDA, excluding the effects of stock-based compensation and debt conversion expense as defined below, was approximately $835,000 for year ended June 30, 2008 compared to EBITDA of approximately $322,000 for the year ended June 30, 2007.  The increase in EBITDA during the year ended June 30, 2008 compared to the prior year was the result of improved net income.

The table below shows the reconciliation between net income (loss) and EBITDA:

	Fiscal Year Ended June 30,
	2008	2007

Net Income (Loss)	$713	$(107)
Stock-based compensation	3	44
Depreciation and Amortization	84	110
Other Expense, Net	30	269
Income Taxes	5	6
EBITDA	$835	$322

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

SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of selected quarterly results of operations for the years ended June 30, 2008 and 2007.

	Quarter Ended:

	30-Sep-07	31-Dec-07	31-Mar-08	30-Jun-08
Revenues	$1,855,521	$1,800,258	$1,769,940	$1,644,647
Gross Profit	1,143,561	1,164,744	1,148,678	1,002,850
Net Income (Loss)	242,458	267,951	243,876	(40,800)
Net Income (Loss) per share, basic	$0.02	$0.02	$0.02	$-
Shares used in per share calculation, basic	15,294,200	15,294,200	15,294,200	15,294,200
Net Income (Loss) per share, diluted	$0.02	$0.02	$0.02	$-
Shares used in per share calculation, diluted	15,462,061	15,462,541	15,460,300	15,294,200

	Quarter Ended:

	30-Sep-06	31-Dec-06	31-Mar-07	30-Jun-07
Revenues	$1,750,975	$1,699,227	$1,796,473	$1,822,730
Gross Profit	988,687	934,762	1,029,041	1,058,028
Net Income (Loss)	61,493	(73,284)	(180,669)	85,629
Net Income (Loss) per share, basic	$-	$(0.01)	$(0.01)	$0.01
Shares used in per share calculation, basic	13,700,334	13,702,247	14,232,898	15,294,200
Net Income (Loss) per share, diluted	$-	$(0.01)	$(0.01)	$0.01
Shares used in per share calculation, diluted	14,862,450	13,702,247	14,232,898	15,444,507

Item 7.        Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Comtex News Network, Inc.

We have audited the accompanying balance sheet of Comtex News Network, Inc., (the “Company”) as of June 30, 2008 and the related statements of operations, stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Comtex News Network, Inc. at June 30, 2008, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

TURNER STONE & COMPANY L.L.P
Dallas, Texas

September 18, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Comtex News Network, Inc.

We have audited the accompanying statements of operations, stockholders' equity and cash flows of Comtex News Network, Inc. for the year ended June 30, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Comtex News Network, Inc. for the year ended June 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

September 24, 2007

COMTEX NEWS NETWORK, INC.
BALANCE SHEET
JUNE 30, 2008

ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$1,520,831
Accounts Receivable, Net of Allowance for Doubtful Accounts of $115,396	855,266
Prepaid Expenses	25,097

TOTAL CURRENT ASSETS	2,401,194

PROPERTY AND EQUIPMENT, NET	394,927

DEPOSITS AND OTHER ASSETS	43,253

DEFERRED INCOME TAX ASSET, NET OF VALUATION
ALLOWANCE OF $1,782,909	-

TOTAL ASSETS	$2,839,374

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts Payable and Other Accrued Expenses	$833,175
Accrued Payroll Expenses	159,208
Deferred Revenue	20,574

TOTAL LIABILITIES	1,012,957

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY:
Preferred Stock, $0.01 Par Value - Shares Authorized:
5,000,000: No Shares issued and outstanding	-
Common Stock, $0.01 Par Value - Shares Authorized:
25,000,000: Shares issued and outstanding 15,294,200	152,942
Additional Paid-In Capital	13,566,637
Accumulated Deficit	(11,893,162)

Total Stockholders' Equity	1,826,417

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,839,374

The accompanying “Notes to Financial Statements” are an integral part of these financial statements.

COMTEX NEWS NETWORK, INC.
STATEMENTS OF OPERATIONS
		Fiscal Year Ended
		June 30
	2008		2007
Revenues	$7,070,366		$7,069,405

Cost of Revenues
(including depreciation and amortization expense of
$14,154 and $42,039, respectively)	2,610,532		3,058,887
Gross Profit	4,459,834		4,010,518

Operating Expenses
Technical Operations and Support (inclusive of stock-based
compensation of $1,182 and $7,326, respectively)	1,384,115		1,213,071
Sales and Marketing (inclusive of stock-based compensation
of $1,684 and $10,144, respectively)	631,404		717,296
General and Administrative (inclusive of stock-based
compensation of $431 and $26,614, respectively)	1,625,882		1,843,401
Depreciation and Amortization	70,264		68,404
Total Operating Expenses	3,711,665		3,842,172

Operating Income	748,169		168,346

Other Expense, Net
Interest Expense	-		(57,362)
Interest Income	37,394		16,901
Realized and Unrealized Loss on Marketable Securities	(65,157)		(6,948)
Debt Conversion Expense	-		(234,336)
Other (Expense) Income	(2,138)		12,839
Total Other Expense, net	(29,901)		(268,906)

Income (Loss) Before Provision for Income Taxes	718,268		(100,560)

(Provision) for Federal and State Income Taxes	(247,367)		(6,269)
Tax Benefit of Net Operating Loss Carry forward	242,585		-

Net Income (Loss)	$713,486		$(106,829)

Basic Earnings (Loss) Per Common Share	$0.05		$(0.01)

Weighted Average Number of Common Shares	15,294,200		14,238,226

Diluted Earnings (Loss) Per Common Share	$0.05		$(0.01)

Weighted Average Number of Shares Assuming Dilution	15,489,755		14,238,226

The accompanying “Notes to Financial Statements” are an integral part of these financial statements.

	COMTEX NEWS NETWORK, INC.
	STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Shares Outstanding
					Total
	Number of	Par	Additional	Accumulated	Stockholders'
	Shares	Value	Paid-In Capital	Deficit	Equity

Balance at June 30, 2006	13,700,247	$137,002	$13,093,386	$(12,499,819)	$730,569

Exercise of Stock Options	2,000	20	500	-	520
Debt Converted to common stock	1,591,953	15,920	425,368		441,288
Stock-based compensation	-	-	44,086	-	44,086
Net Loss	-	-	-	(106,829)	(106,829)

Balance at June 30, 2007	15,294,200	$152,942	$13,563,340	$(12,606,648)	$1,109,634

Stock-based compensation	-	-	3,297		3,297
Net Income	-	-	-	713,486	713,486

Balance at June 30, 2008	15,294,200	$152,942	$13,566,637	$(11,893,162)	$1,826,417

The accompanying “Notes to Financial Statements” are an integral part of these financial statements.

COMTEX NEWS NETWORK, INC.
STATEMENTS OF CASH FLOWS
	Fiscal Year Ended
	June 30
	2008	2007
Cash Flows from Operating Activities:
Net Income (Loss)	$713,486	$(106,829)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and Amortization	84,418	110,443
Provision for Bad Debt	44,530	42,928
Realized and Unrealized Loss on Marketable Securities	65,156	6,948
Stock-Based Compensation	3,297	44,084
Debt Conversion Expense	-	234,336
Changes in Assets and Liabilities:
Accounts Receivable	38,284	(137,364)
Prepaid Expenses	(9,271)	12,156
Purchase of Marketable Securities	(1,258,181)	(6,044,477)
Proceeds from Sale of Marketable Securities	1,716,327	5,514,226
Deposits and Other Assets	-	(6,331)
Accounts Payable and Other Accrued Expenses	(80,651)	(247,074)
Accrued Payroll Expenses	(38,712)	543
Deferred Revenue	(8,231)	14,591
Deferred Rent	-	(2,014)
Net Cash Provided By (Used in) Operating Activities	1,270,452	(563,834)

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(300,589)	(110,824)
Net Cash Used in Investing Activities	(300,589)	(110,824)

Cash Flows from Financing Activities:
Repayment of Capital Lease Obligations	-	(6,633)
Repayment of Note Payable	-	(650,000)
(Decrease) Increase in Broker Margin Account	(30,163)	30,163
Proceeds from Exercise of Stock Options	-	520
Net Cash Used in Financing Activities	(30,163)	(625,950)

Net Increase (Decrease) in Cash and Cash Equivalents	939,700	(1,300,608)

Cash and Cash Equivalents at Beginning of Year	581,131	1,881,739
Cash and Cash Equivalents at End of Year	$1,520,831	$581,131

The accompanying “Notes to Financial Statements” are an integral part of these financial statements.

COMTEX NEWS NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008

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

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost plus accrued interest, which approximate fair value.  Cash equivalents are high-quality, short-term money market instruments with an original maturity of three months or less and consist of time deposits with U.S. commercial banks and money market fund investments.

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

Research and Development

The Company conducts ongoing research and development in the areas of product enhancement and quality assurance.  Such costs are expensed as incurred.  Product development costs for the fiscal years ended June 30, 2008 and 2007 were approximately $307,000 and $285,000, respectively, and are included in technical operations and support in the statements of operations.

Advertising

The Company engages in advertising and promotional activities to promote its products and services.  Advertising costs are expensed as incurred.  Advertising costs for the fiscal years ended June 30, 2008 and 2007 were approximately $30,000 and $4,000, respectively and are included in sales and marketing in the statements of operations.

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

Stock-based Compensation

Prior to fiscal year ended June 30, 2006, the Company accounted for stock-based employee compensation under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations and provided the required pro forma disclosures under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”).  On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 and generally requires that such transactions be accounted for using a fair-value-based method. Comtex adopted this standard on its effective date, July 1, 2005.

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

Risks and Uncertainties

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable.  The Company periodically performs credit evaluations of its customers’ financial condition and generally does not require collateral on accounts receivable. For the fiscal year ended June 30, 2008, two of the Company’s customers accounted for approximately 16.3% and 14.8% of gross revenues and as of June 30, 2008 these customers receivables accounted for 22.4% and 11.8% of gross receivables.  For the fiscal year ended June 30, 2007, one of the Company’s customers accounted for approximately 22.4% of gross revenues.  The Company maintains reserves on accounts receivable and to date credit losses have not exceeded management’s expectations.

Earnings (Loss) per Common Share

Earnings per common share is presented in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, "Earnings Per Share" ("EPS").  Basic EPS excludes dilution for potentially dilutive securities and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Diluted EPS was equal to basic EPS for the fiscal year ended June 30, 2007 since all potentially dilutive securities are anti-dilutive.  Diluted net loss per common share for the fiscal year  ended June 30, 2007 does not include the effects of options to purchase approximately 3.3 million shares as the inclusion of these options would have been anti-dilutive.  Diluted EPS for the fiscal year ended June 30, 2008 does not include the effects of options to purchase approximately 2.2 million shares due to the options’ exercise prices being greater than the average market price of the Company's common shares during the respective period.

Fair Value of Financial Instruments

Accounts receivable, accounts payable and other accrued expenses and other current assets and liabilities are carried at amounts which reasonably approximate their fair values because of the relatively short maturity of those instruments.

Reclassifications

For comparability, certain 2007 amounts have been reclassified, where appropiate, to conform to the Financial Statement Presentation used in 2008.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 effective July 1, 2007 and determined the adoption to have no effect on results of operations or financial position for the fiscal year ended June 30, 2008. The Company will record any future penalties and tax related interest expense as a component of provision for income taxes.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”).  SAB 108 addresses the diversity in practice in quantifying financial statement misstatements and establishes an approach that requires quantification of financial statement misstatements based on the effects of misstatements on each of the Company’s financial statements and the related disclosures.  SAB 108 is effective for fiscal years ending after November 15, 2006.  The application of SAB 108 did not have any impact on the Company’s balance sheet, statements of operations, or statements of cash flows for fiscal 2008.

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

During the year ended June 30, 2008, there have been additional Accounting Pronouncements issued none of which are expected to effect the Company’s financial position or results of operation.

3.	RELATED PARTY TRANSACTIONS

Note Payable
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

At June 30, 2008 the Company held no marketable securities, and realized losses for the fiscal year were $65,157.  Marketable securities at June 30, 2007 consisted of equity positions with a cost of $524,406 and fair value of $523,303. Realized gains and losses are determined based on the specific identification method. Gross realized losses amounted to $5,845 and unrealized holding losses amounted to $1,103 for the year ended June 30, 2007.

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2008:

Computer Equipment	$1,636,159
Furniture and Fixtures	64,868
Purchased Software and Software Development	2,532,309
Other Equipment	8,499
4,241,835
Less Accumulated Depreciation and Amortization	(3,846,908)
Property and Equipment, Net	$394,927

6.	AMOUNT DUE UNDER BANK FINANCING AGREEMENT

In December 2003, the Company entered into an Accounts Receivable Purchase Agreement with a bank (the “Financing Agreement”), which provides for a revolving line of credit of up to $1 million collateralized by the Company’s accounts receivable.  At June 30, 2008, no amount was due to the bank for advances under the Financing Agreement.  The outstanding agreement provides for total available credit of $800,000 with interest at prime plus one or two percent depending on the credit worthiness of the customer.  This facility expires on December 24, 2008.

7.	INCOME TAXES

Income taxes included in the Statements of Operations consist principally of state income taxes and local franchise taxes.  The tax provision differs from the amounts computed using the statutory federal income tax rate as follows:

	2008	2007
Provision at statutory federal income tax rate	34.0%	34.0%
Benefit of NOL	(34.0)%
Provision - state income tax	4.0%	4.0%
Permanent items	1.1%	(86.7)%
Other adjustments	1.5%	(15.5)%
Other Change in valuation allowance	(5.5)%	58.0%
Effective income tax rate	1.1%	(6.2)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes.

Significant components of the deferred tax assets and liabilities as of June 30, 2008, were as follows:

Deferred tax assets:
Depreciation	$166,282
Net operating loss carryforwards	1,190,474
Allowance for bad debts	43,851
Options to executives	311,550
Accruals	38,172
AMT credit carryforwards	5,180
Capital loss carryforwards	27,400
Total deferred tax assets	1,782,909

Less: Valuation allowance	(1,782,909)

Net deferred tax asset (liability)	$-

The Company has a net operating loss (“NOL”) carryforward available to offset future taxable income of approximately $3,132,000 as of June 30, 2008.  The net change in valuation allowance during 2008 was a decrease of approximately $284,000.  The NOL’s expire in the years 2021 through 2024. Utilization of these net operating losses may be subject to limitations in the event of significant changes in stock ownership of the Company.

In assessing the realizability of its net deferred tax assets, management considers whether it is more likely than not that some portion or all of the net deferred tax assets are realizable. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of June 30, 2008, the Company provided a full valuation allowance of approximately $1,783,000 against its net deferred tax assets.

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

Effective July 1, 2005, the Company adopted Statement 123(R), which requires the measurement and recognition of compensation expense for all stock-based payments made to employees, including employee stock option, performance share, performance unit, restricted stock and restricted unit awards based on estimated fair value. The Company previously applied the provisions of Accounting Principles Board Opinion, or APB, No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations and provided the required pro forma disclosures under Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”).

The Company is using the modified prospective transition method. Under this method, compensation cost recognized for the fiscal years ended June 30, 2008 and 2007 includes: (a) compensation costs for all share based payments granted prior to, but not yet vested as of July 1, 2005, based on grant-date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of 123(R).  Results for prior periods have not been restated.  As a result of adopting Statement 123(R) on July 1, 2005, the Company’s income before income taxes and net income for the fiscal years ended June 30, 2008 and 2007 was $3,297and $44,084, respectively, lower than if it had continued to account for share-based compensation under APB Opinion 25.  Basic earnings per share would have been $0.05 and $0.00 for the fiscal years ended June 30, 2008 and 2007, had the Company not adopted SFAS 123(R) compared to $0.05 and $(0.01), respectively, for basic loss per share with the adoption.  The adoption of Statement 123(R) had no effect on cash flow from operations and cash flow from financing activities for the years ended June 30, 2008 and 2007.

Information with respect to stock options under the 2003 and 1995 Plans is as follows:

	2008		2007
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	3,265,259	$0.30	3,312,249	$0.30
Granted	-	-	-	-
Reinstated	-	-	-	-
Exercised	-	-	(2,000)	0.26
Expired/	(17,133)	0.25	(44,990)	0.31
Forfeited
Outstanding at end of year	3,248,126	0.30	3,265,259	0.30
Options exercisable at end of year	3,248,126	0.30	3,250,979	0.30
Weighted average fair value of options granted	-		-

The following table summarizes information about the stock options outstanding at June 30, 2008:

Outstanding				Exercisable
Exercise Price	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Number of Shares	Weighted-Average Exercise Price
$ 0.10-0.63	3,209,126	$0.27	6.4	3,209,126	$0.27
$ 0.10-0.63	3,209,126	$0.27	6.4	3,209,126	$0.27
$ 1.50-1.81	19,500	$1.65	1.8	19,500	$1.65
$ 2.05-4.88	19,500	$3.04	1.9	19,500	$3.04
	3,248,126			3,248,126

As of June 30, 2008, 3,248,126 stock option grants had vested.  Of this total, 1,650,246 were granted prior to July 1, 2005, and 1,583,600 were granted subsequent to July 1, 2005.  In the fiscal year ended June 30, 2008, no options were exercised. The weighted average remaining contractual term for stock options that were outstanding as of June 30, 2008 was approximately 6.3 years. The intrinsic value for stock options outstanding and exercisable as of June 30, 2008 was approximately $99,000.

A summary of the status of the Company’s nonvested shares as of June 30, 2008, and changes during fiscal 2008, is presented as follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at June 30, 2007	14,280	$0.33
Granted	-	-
Vested	(12,480)	0.30
Forfeited (1)	(1,800)	0.25

Nonvested at June 30, 2008	-

1) Of the 17,133 forfeited options in the fiscal year ended June 30, 2008, 15,333 had vested in prior years.

In the fiscal years ended June 30, 2008 and June 30, 2007, the Company did not issue any stock options.

As of June 30, 2008, the Company had one share-based plan, which is described above.  The 1995 plan expired as of October 12, 2005.  The compensation cost charged against income for this plan for fiscal years ended June 30, 2008 and 2007 were $3,297 and $44,084, respectively.  These numbers includes (a) $7 and $24,372, for fiscal year 2008 and 2007, respectively, of compensation costs for all share based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of Statement 123, and (b) $3,290 and $19,712 for fiscal years 2008 and 2007, respectively, of compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of 123(R).  No income tax benefits are recognized in the statement of operations for share-based arrangements due to the utilization of federal and state net operating loss carryforwards.

Stock-based compensation costs are allocated in operating expense categories as follows:

	For the Year Ended June 30,
	2008	2007

Technical Operations & Support	$1,182	$7,326
Sales & Marketing	1,684	10,144
General & Administrative	431	26,614
Total Stock-based Compensation costs	$3,297	$44,084

As of June 30, 2008, there was no compensation cost related to non-vested awards. ..

9.	EMPLOYEE STOCK PURCHASE PLAN

In December 1997, stockholders approved the 1997 Employee Stock Purchase Plan.  The Company has 600,000 shares reserved for issuance under the Plan as of June 30, 2008.  The purpose of the Plan is to secure for the Company and its stockholders the benefits of the incentive inherent in the ownership of Common Stock by present and future employees of the Company.  The Plan is intended to comply with the terms of Section 423 of the Internal Revenue Code of 1986, as amended, and Rule 16b-3 of the Securities Exchange Act of 1934.  Under the terms of the Plan individual employees may pay up to $10,000 per calendar year for the purchase of the Company’s common shares at 85% of the determined market price.

10.	SUPPLEMENTARY INFORMATION

Interest

The Company made payments for interest of approximately $0 and $57,000 for the fiscal years ended June 30, 2008 and 2007, respectively.

Income Taxes

The Company made payments for income taxes of approximately $5,000 and $6,000 for the fiscal years ended June 30, 2008 and 2007, respectively.

Allowance for Doubtful Accounts

The following table summarizes activity in the allowance for doubtful accounts:

	Fiscal Year Ended June 30,

	2008	2007
Beginning Balance	$115,396	$79,396
Additions – charged to operating expenses	44,530	59,400
Write-Offs	(44,530)	(23,400)
Balance at End of Year	$115,396	$115,396

Non-cash financing activity

On February 28, 2007, the Company settled a note by payment of $650,000 in cash and the issuance of 1,591,953 shares of restricted common stock of Comtex (see Note 3).

11.	COMMITMENTS AND CONTINGENCIES

The Company leases office space and certain equipment under non-cancelable operating leases that expire at various dates through May 2012.  The leases require fixed escalations and payment of property taxes, insurance and maintenance costs.

The future minimum rental commitments under operating leases are as follows:

Fiscal year ending June 30,	Minimum Rental Commitments
2009	$293,233
2010	174,721
2011	115,681
2012	7,482
2013
$591,117

Rent expense, included in general and administrative expenses, under all operating leases totaled approximately $273,000 and $248,000 for the fiscal years ended June 30, 2008 and 2007, respectively.

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

On April 15, 2004, the Company’s former Chairman/CEO and President, both of whom resigned on February 5, 2004, filed separate demands for arbitration against the Company related to the terms of their employment agreements.  The demands alleged breaches of the employment agreements and requested payment of approximately $129,000 to the former employees.  On August 8, 2006, an arbitrator denied the former President’s claim, awarding only a bonus, vacation pay and certain previously granted options, none of which was in dispute.  On September 26, 2007, a different arbitrator denied all of the former Chairman/CEO’s claims, and instructed the former Chairman/CEO to pay Comtex half of the fees charged by the American Arbitration Association pertaining to the arbitration.   The Company had accrued approximately $61,000 in expenses in previous periods, which were reversed in the fiscal year ended June 30, 2008 and recorded as a reduction of general and administrative expenses.

12.	401(k) PLAN

The Company has a 401(k) plan available to all full-time employees who meet a minimum service requirement.  Employee contributions are voluntary and are determined on an individual basis with a maximum annual amount equal to the maximum amount allowable under federal tax regulations.  All participants are fully vested in their contributions.  The 401(k) plan provides for discretionary Company contributions.  The Company did not make any contributions during the fiscal years ended June 30, 2008 and 2007.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company’s Audit Committee is responsible for the appointment of the Company’s independent registered public accounting firm.  During the year ended June 30, 2004, the Company engaged Goldstein Golub Kessler LLP (“GGK”) to conduct its annual audit and quarterly reviews of the financial statements.  On November 26, 2007, the Company was notified by GGK that certain partners of GGK had become partners of McGladrey & Pullen, LLP (“M&P”) in a limited asset purchase agreement effective October 3, 2007 and that GGK resigned as independent registered public accounting firm for the Company.  Effective November 27, 2007, M&P was appointed as the Company's new independent registered public accounting firm. The Company's Audit Committee approved the decision to engage M&P.

On July 31, 2008, the Audit Committee terminated the services of M&P as the Company’s independent accounting firm.  The Company, with the approval of the Audit Committee, engaged Turner Stone & Company, LLP (“Turner Stone”) as its new independent accounting firm, effective August 1, 2008.  GGK reported on the financial statements of the Company for the year ended June 30, 2007.  Turner Stone has been engaged to audit the financial statements of the Company as of and for the year ended June 30, 2008.  There were no disagreements with GGK and GGK’s report on the Company’s financial statements for the year ended June 30, 2007 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

Additionally, the Company engaged the services of Envision Business Solutions LLC to perform its tax compliance work for the years ended June 30, 2008 and 2007.

Item 8A.	Controls and Procedures

Under the supervision, and with the participation of management, including our Chief Executive Officer and Corporate Controller, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) at the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Corporate Controller concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There has been no change in the Company's internal control over financial reporting during the Company’s fourth quarter of fiscal year 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B.	Other Information

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Our system of internal control is designed under the supervision of management, including our Chief Executive Officer and Principal Accounting Officer, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are made only in accordance with the authorization of management and the Boards of Directors of the Company and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with policies and procedures may deteriorate.

As of June 30, 2008, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management believes that the Company’s internal control over financial reporting as of June 30, 2008 is effective using these criteria.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

PART III

ITEM 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance Compliance with Section 16(a) of the Exchange Act

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

The business experience for the past five years of each of Comtex’s directors and executive officers is as follows:

C.W. GILLULY, Ed.D., 62, has served as a director of the Company since 1992.  He served as President from June 1992 until September 1997, as Chairman of the Board from June 1992 until December 2002 and from February 2004 until the present, as Vice-Chairman from December 2002 through June 2003 and as interim Chief Executive Officer from February 2004 until November 2006.  Dr. Gilluly has served as Chairman of the Board and President of AMASYS and its predecessor, Infotechnology, Inc., since June 1992.  Dr. Gilluly also served as a director of Analex Corporation until March 2003, an engineering services firm primarily involved with homeland security and bio-defense, and served as a director of Mobile Nation, Inc., a development stage company, from October 2003 through June 2008.

WILLIAM J. HOWARD, 61, has served as a director of the Company since January 2003.  Mr. Howard has extensive experience in journalism and is currently President of Visitors TV Network, the premiere producer of hotel and destination videos in the United States.  Mr. Howard has also participated in real estate development and the restoration of historical sites.  In Maryland, he has received Governor’s Citations from three different governors for his community service work, particularly in Talbot County.

ROBERT J. LYNCH, JR., 75, has served as a director of the Company since January 2003.  Mr. Lynch has been President of American & Foreign Enterprises, Inc. (“AFE”), an investment firm, for more than 20 years.  Among its many enterprises, AFE is partnered with Hochtief, A.G., Germany’s largest engineering/construction group.  AFE has worked with international investment banks such as Goldman Sachs & Co., BV Bank of Munich and Citibank.  Mr. Lynch has been a director of many public companies in various industries, including AMASYS, Dames & Moore (environmental/geotechnical engineering), Data Broadcasting Corporation (real-time financial market data) and Turner Construction Company.

ERIK HENDRICKS, 64, has served as a director of the Company since 1991.  Now retired, Mr. Hendricks served as the Executive Director and Chief Operating Officer of the Pennsylvania Society for the Prevention of Cruelty to Animals, a non-profit humane society, for more than twenty five years.

PIETER VANBENNEKOM, 63, has served as a director of the Company since February 2004.  Mr. VanBennekom has extensive experience in the news, information and publishing industries and has worked with Progressive Business Publications, Inc. (“PBP”) a diversified business information services publishing company, since 1994.  He joined PBP as Senior Editor, became Group Publisher in 1996 and was promoted to Editorial Director, in 1998.  Prior to joining PBP, Mr. VanBennekom worked with the worldwide wire service United Press International (“UPI”) for more than 20 years, where his final position was President and CEO.

Executive Officers

The following table contains information as of June 30, 2008 as to the executive officers of the Company who are not also directors of the Company:

Name	Age	Office Held With Company

Chip Brian	37	President and Chief Executive Officer

Kathy Ballard	57	Vice President, Operations

Paul Sledz	50	Controller and Treasurer

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

Meetings of the Board of Directors

The Board of Directors held a total of five meetings during the Company’s fiscal year ended June 30, 2008.  Each director attended in person or telephonically at least 80% of the meetings held.

Committees of the Board of Directors

The Audit Committee

The Audit Committee, which held four meetings during fiscal year 2008, is comprised of Messrs. Lynch, Howard and VanBennekom.  The Audit Committee selects and engages our independent registered public accounting firm, reviews and evaluates our audit and control functions, reviews the results and scope of the audit and other services provided by our independent registered public accounting firm, and performs such other duties as may from time to time be determined by the Board of Directors.  The Board of Directors has determined that Mr. Lynch is an “audit committee financial expert.” Each of Mr. Lynch, Mr. Howard and Mr. VanBennekom is an “independent director” as defined in Rule 4200 of the Marketplace Rules of NASDAQ.

Report of the Audit Committee of the Board of Directors

The Audit Committee has issued a report that states as follows:

We have reviewed and discussed with management the Company’s audited financial statements for the fiscal year ended June 30, 2008;

We have discussed with the independent registered public accounting firm the matters required to be discussed by Statement on Auditing Standards No. 61; and

We have received the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1, “Independence Discussions with Audit Committees,” and have discussed with the registered public accounting firm their independence.

Based on the review and discussions referred to above, we recommend to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2008.

            Submitted by the Audit Committee
            Robert J. Lynch, Jr., Chairman
            William J. Howard
            Pieter VanBennekom

The preceding report on Audit Committee procedures shall not be deemed incorporated by reference into any of our previous filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 which might incorporate filings made by us under those acts, nor will such report be incorporated by reference into any future filings made by us under those acts, except to the extent that we specifically incorporate this information by reference.

The Compensation Committee

The Compensation Committee of the Board of Directors, which held four meetings during fiscal year 2008, is comprised of Messrs. Howard, Hendricks and Lynch.  The Compensation Committee evaluates management’s recommendations and makes its own recommendations to the Board of Directors concerning the compensation of the Company’s executive officers.  It is also responsible for the formulation of the Company’s executive compensation policy and the research, analysis and subsequent recommendation regarding the administration of the Company’s 1995 Stock Option Plan, which expired in October 2005, and the 2003 Stock Incentive Plan.

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

Compliance with Internal Revenue Code Section 162(M)

Section 162(m) of the Internal Revenue Code disallows a tax deduction to publicly held companies for compensation paid to certain of their executive officers, to the extent that compensation, whether payable in cash or stock, exceeds $1 million per covered officer in any fiscal year.  The limitation applies only to compensation that is not considered to be performance-based.  Non-performance-based compensation paid to our executive officers for the 2008 fiscal year did not exceed the $1 million limit per officer, and the Compensation Committee does not anticipate that any non-performance-based compensation payable to the executive officers for the 2008 fiscal year will exceed that limit.  Because it is unlikely that the actual compensation payable to any of our executive officers in the foreseeable future will approach the $1 million limit, the Compensation Committee has decided at this time not to take any action to limit or restructure the elements of cash compensation payable to the executive officers.  The Compensation Committee shall reconsider this decision should the individual cash compensation of any executive officer ever approach the $1 million level.

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

The Executive Committee

The Executive Committee of the Board of Directors, which held no meetings during fiscal year 2008, is comprised of Messrs. VanBennekom, Hendricks and Lynch.  The Executive Committee is chartered to act in place of the full Board between Board meetings, if actions are required, and to fulfill the function of reviewing any initial merger and acquisition and/or partnering proposals.

The Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee of the Board of Directors, which held no meetings during fiscal year 2008, is comprised of Messrs. Hendricks, Howard and VanBennekom.  The Nominating and Corporate Governance Committee meets in order to evaluate and nominate candidates for membership in the Board of Directors and to serve as officers of the Company.

Attendance at Annual Meetings of Stockholders

The Company does not have a policy regarding director attendance at annual meetings of stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

The Common Stock of the Company is registered with the SEC pursuant to Section 12(g) of the Securities Exchange Act of 1934 (the “Exchange Act”).  The officers and directors of the Company and beneficial owners of greater than 10% of the Company’s Common Stock are required to file reports on Forms 3, 4 and 5 with the SEC disclosing beneficial ownership and changes in beneficial ownership of the Common Stock.  SEC rules require disclosure in the Company’s Proxy Statement or Annual Report on Form 10-KSB of the failure of an officer, director or 10% beneficial owner of the Company’s Common Stock to file a Form 3, 4, or 5 on a timely basis. Based on the Company’s review of such ownership reports, the Company believes that no officer, director or 10% beneficial owner of the Company failed to file such ownership reports on a timely basis for the fiscal year ended June 30, 2008.

Code of Ethics

The Company has adopted a Code of Ethics (the “Code”) that is applicable to the officers, directors and employees of the Company, including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The Code is available on our website and amendments to and waivers from the Code will also be disclosed on the Company’s website.

ITEM 10.                                Executive Compensation

Summary Compensation Table

The following table sets forth information concerning all compensation paid or accrued by the Company to its Chief Executive Officer and the other executive officer and highly compensated employee of the Company who earned total compensation in excess of $100,000 during the fiscal year ended June 30, 2008 (collectively, the “Named Executive Officers”):

Name and principal position	Year	Salary	Bonus	Stock awards	Option awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation (4)	Total

Chip Brian (1)	2008	$ 213,062	$ 168,888	-	-	-	-	-	$ 381,950
President and	2007	190,346	128,107	-	-	-	-	-	318,453
Chief Executive Officer

Kathy Ballard (2)	2008	$ 117,123	$ 10,000	-	-	-	-	-	$ 127,123
VP Content	2007	105,962	-	-	-	-	-	-	105,962

Paul Sledz (3)	2008	$ 105,656	-	-	-	-	-	-	$ 105,656
Controller/ Treasurer	2007	28,250	-	-	-	-	-	-	28,250

(1) Mr. Brian was appointed Vice President, Operations in April 2004 and was appointed President and
Chief Operating Officer in May 2005, and President and CEO in November 2006.
(2) Ms. Ballard was appointed Vice President of Content in May 2004.
(3) Mr. Sledz was appointed Treasurer in May of 2007
(4) In the fiscal years ended June 30, 2008 and 2007, there were no perquisites exceeding $10,000 for the above referenced years.

Agreements with Executives

In November 2006, the Company entered into an employment agreement with Mr. Chip Brian, its newly appointed President and Chief Executive Officer. The agreement provides for a two-year term, which will expire on October 31, 2008, but may be renewed.  Mr. Brian currently receives an annual salary of $220,000 with the possibility of a performance bonus of up to 25% of his base salary for each year.  Mr. Brian may be terminated from employment with or without cause.  However, if he is terminated without cause or for good reason, he will be entitled to receive payment of his annual salary, full vesting of his stock options which will then become immediately exercisable and his employee benefits at the Registrant's expense for a period not to exceed 18 months.  The agreement also contains change in control and non-compete provisions.

Stock Option Grants

There were no stock options granted during the fiscal year ended June 30, 2008.

Outstanding Equity Awards at Fiscal Year End

	Option awards
Name and principal position	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price	Option expiration date

Chip Brian	250,000	-	-	$ 0.18	7/15/2014
President and	250,000	-	-	0.12	7/16/2014
Chief Executive Officer	250,000	-	-	0.17	5/20/2015
	750,000	-	-	0.34	9/25/2015

Kathy Ballard	8,000	-	-	$ 0.45	10/1/2011
VP Content	9,000	-	-	0.52	1/2/2012
	15,800	-	-	0.18	3/12/2013
	15,000	-	-	0.16	3/19/2014
	75,000	-	-	0.18	7/15/2014
	75,000	-	-	0.34	9/25/2015

Paul Sledz	--	--	--	--	--
Treasurer

There were no outstanding stock awards at the end of fiscal 2008.

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

Compensation of Directors

The following table discloses total compensation paid to our directors for the fiscal year ended June 30,2008

Director Compensation
Name	Fees earned or paid in cash	Stock awards	Option awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
C.W. Gilluly (1)	$31,181	-	-	-	-		$31,181
Erik Hendricks (2)	5,000	-	-	-	-	-	$5,000
William J. Howard (2)	4,000	-	-	-	-	-	$4,000
Robert J. Lynch, Jr. (2)	5,000	-	-	-	-	-	$5,000
Pieter VanBennekom (2)	5,000	-	-	-	-	-	$5,000

(1) Dr. Gilluly is paid a salary by the Company, but is not
compensated for Board of Directors' Meetings

(2) All amounts represent fees paid for Board of Directors Meetings.

Non-employee members of the Board of Directors are paid a fee of $1,000 per meeting attended.  Members of Board Committees are paid an additional fee of $500 per Committee Meeting, but only if such meeting is held on a different day than the Board Meeting.

Dr. Gilluly is employed as Chairman of the Company, through June 30, 2009, for an annual salary of  $39,000 plus reimbursement for health insurance coverage up to $600 per month.

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

ITEM 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

           Persons and groups who beneficially own in excess of 5% of the common stock are required to file certain reports with the Securities and Exchange Commission (the “SEC”) regarding such ownership.  Based on these reports, the following table sets forth, as of September 12, 2008, the shares of common stock beneficially owned by persons who beneficially own more than 5% of the Company’s outstanding shares of common stock.

Beneficial Ownership of Common Stock

           The following table sets forth information as of September 12, 2008 regarding the beneficial ownership of shares of the Company’s common stock, par value $.01 per share (the “Common Stock”), of (i) each person known to the Company to be the beneficial owner, within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company named in the Summary Compensation Table (see “Executive Compensation”) and (iv) all executive officers and directors of the Company as a group.  Unless otherwise indicated, the address of each named beneficial owner is c/o Comtex News Network, Inc., 625 N. Washington Street, Suite 301, Alexandria, Virginia 22314.  Except to the extent indicated in the footnotes, each of the beneficial owners named below has sole voting and investment power with respect to the shares of Common Stock listed.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Class
Tepco Ltd. The Continental Building, 25 Church Street, Hamilton HM 12, Bermuda
	3,669,924		24.00%
Dr. and Mrs. Hanina and Amy Hibshoosh 560 Riverside Dr., New York, NY
	945,701		6.20%
C.W. Gilluly, Ed.D., Chairman
	2,537,506	-2	16.20%
Erik Hendricks, Director
	85,000	-3	*
William J. Howard, Director
	30,000	-4	*
Robert J. Lynch, Jr., Director
	30,000	-4	*
Pieter VanBennekom, Director
	20,000	-5	*
Chip Brian, President and CEO
	1,500,000	-6	8.90%
Kathy Ballard, VP Content
	205,880	-7	1.30%

Paul Sledz, Treasurer and Controller	-
All Directors and executive officers as a group (8 Persons)
	4,408,386	-8	25.20%

	*Less than 1%

(1)	Beneficial ownership is direct and no shares are pledged as collateral unless otherwise indicated.
(2)
Includes 370,000 shares of Common Stock that may be acquired upon the exercise of vested options granted under the Comtex News Network, Inc. 1995 Stock Option Plan and the 2003 Stock Option Plan, and 2,167,506 shares of Common Stock held jointly by Dr. Gilluly and his spouse.

(3)	Includes 70,000 shares of Common Stock that may be acquired upon the exercise of vested options granted under the Comtex News Network, Inc. 1995 Stock Option Plan.
(4)	Includes 30,000 shares of Common Stock that may be acquired upon the exercise of vested options granted under the Comtex News Network, Inc. 1995 Stock Option Plan.
(5)	Includes 20,000 shares of Common Stock that may be acquired upon the exercise of vested options granted under the Comtex News Network, Inc. 1995 Stock Option Plan
(6)	Includes 1,500,000 shares of Common Stock that may be acquired upon the exercise of vested options granted under the Comtex News Network, Inc. 1995 Stock Option Plan.
(7)	Includes 197,800 shares of Common Stock that may be acquired upon the exercise of vested options granted under the Comtex News Network, Inc. 1995 Stock Option Plan.
(8)	Includes 2,217,800 shares of Common Stock that may be acquired upon the exercise of vested options granted under the Comtex News Network, Inc. 1995 Stock Option Plan and the 2003 Stock Option Plan

ITEM 12.	Certain Relationships, Related Transactions, and Director Independence

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

10.8	Comtex News Network, Inc. 2003 Incentive Stock Plan (incorporated by reference to the Company’s Form 8-K dated August 18, 2003).

10.9	Separation Agreement and Release with C.W. Gilluly dated June 12, 2003 (incorporated by reference to the Company’s Annual Report on Form 10-K dated September 25, 2003).

14	Code of Ethics available at corporate headquarters.

16	Change in Registrant’s Certifying Accountant (incorporated by reference to the Company’s Form 8-K dated August 4, 2008 and amended Form 8-K/A dated August 15, 2008)

23	Consent of Independent Registered Public Accounting Firm (Turner, Stone, & Company L.L.P)

23.1	Consent of Independent Registered Public Accounting Firm (Goldstein Golub Kessler LLP)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.	Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to the Company by its principal accountants for the fiscal years ended June 30, 2008 and 2007.

	Fiscal Years Ended
	June 30,
	2008	2007

Audit Fees	$90,000	$74,551
Tax Fees	5,788	5,438

Total Fees	$95,788	$79,989

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

Date:  September 29, 2008

COMTEX NEWS NETWORK, INC.

By:	/s/ Chip Brian	By:	/s/ Paul Sledz
	Chip Brian		Paul Sledz
	President & Chief Executive		Corporate Controller & Treasurer
	Officer		(Principal Financial and
	(Principal Executive Officer)		Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DIRECTORS:

Signature	Title	Date

/s/ C.W. Gilluly	Chairman	September 29, 2008
C.W. Gilluly, Ed.D.

/s/ Erik Hendricks	Director	September 29, 2008
Erik Hendricks

/s/ William J. Howard	Director	September 29, 2008
William J. Howard

/s/ Robert J. Lynch, Jr.	Director	September 29, 2008
Robert J. Lynch, Jr.

/s/ Pieter VanBennekom	Director	September 29, 2008
Pieter VanBennekom