Form 10-Q
period 2008-09-30
COMTEX NEWS NETWORK INC
filed 2008-11-12
CIK 352988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008 or

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

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions for large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company in Rule 12b-2 of the Exchange Act.  (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes ☐  No ☒

As of October 24, 2008, 15,294,200 shares of the Common Stock of the registrant, par value $0.01 per share, were outstanding.

Transitional Small Business Disclosure Format (check one):   Yes ☐  No ☒

COMTEX NEWS NETWORK, INC.

Part I   Financial Information

Item 1.  Condensed Financial Statements

COMTEX NEWS NETWORK, INC.
BALANCE SHEETS
	September 30,	June 30,
	2008	2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$1,610,799	$1,520,831
Accounts Receivable, Net of Allowance for Doubtful Accounts of $115,396	777,257	855,266
Prepaid Expenses	19,840	25,097

TOTAL CURRENT ASSETS	2,407,896	2,401,194

PROPERTY AND EQUIPMENT, NET	368,499	394,927

DEPOSITS AND OTHER ASSETS	43,253	43,253

TOTAL ASSETS	$2,819,648	$2,839,374

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts Payable and Other Accrued Expenses	$720,894	$833,175
Accrued Payroll Expenses	230,046	159,208
Deferred Revenue	17,228	20,574

TOTAL LIABILITIES	968,168	1,012,957

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY:
Perferred Stock, $0.01 Par Value - Shares Authorized:
5,000,000: No Shares issued and outstanding	-	-
Common Stock, $0.01 Par Value - Shares Authorized:
25,000,000: Shares issued and outstanding 15,294,200 at September 30, 2008 and June 30, 2008	152,942	152,942
Additional Paid-In Capital	13,566,637	13,566,637
Accumulated Deficit	(11,868,099)	(11,893,162)

Total Stockholders' Equity	1,851,480	1,826,417

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,819,648	$2,839,374

The accompanying “Notes to Condensed Financial Statements” are an integral part of these financial statements

COMTEX NEWS NETWORK, INC.
STATEMENTS OF OPERATIONS
	Three Months Ended
	September 30,
	(unaudited)
	2008	2007
Revenues	$1,662,248	$1,855,521

Cost of Revenues
(including depreciation and amortization expense of
$0 and $6,364, respectively)	641,733	711,960
Gross Profit	1,020,515	1,143,561

Operating Expenses
Technical Operations and Support (inclusive of stock-based
compensation of $0 and $1,182, respectively)	405,009	329,946
Sales and Marketing (inclusive of stock-based compensation
of $0 and $1,684, respectively)	192,766	121,135
General and Administrative (inclusive of stock-based
compensation of $0 and $431, respectively)	362,156	370,026
Depreciation and Amortization	29,119	15,115
Total Operating Expenses	989,050	836,222

Operating Income	31,465	307,339

Other Income (Expense), Net
Interest Expense	-	(2,321)
Interest Income	5,543	6,960
Realized and Unrealized Loss on Marketable Securities	-	(65,157)
Other Income	105	-
Total Other Income (Expense), net	5,648	(60,518)

Income Before Provision for Income Taxes	37,113	246,821

(Provision) for Federal and State Income Taxes	(24,650)	(88,363)
Tax Benefit of Net Operating Loss Carry forward	12,600	84,000

Net Income	$25,063	$242,458

Basic Earnings Per Common Share	$0.00	$0.02

Weighted Average Number of Common Shares	15,294,200	15,294,200

Diluted Earnings Per Common Share	$0.00	$0.02

Weighted Average Number of Shares Assuming Dilution	15,562,438	15,462,061

The accompanying “Notes to Condensed Financial Statements” are an integral part of these financial statements

COMTEX NEWS NETWORK, INC.
STATEMENTS OF CASH FLOWS
	Three Months Ended
	September 30,
	(unaudited)
	2008	2007
Cash Flows from Operating Activities:
Net Income	$25,063	$242,458
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and Amortization	29,119	21,478
Realized and Unrealized Loss on Marketable Securities		65,157
Stock-Based Compensation	-	3,297
Accounts Receivable	78,009	(116,744)
Prepaid Expenses	5,257	(939)
Purchase of Marketable Securities		(1,258,181)
Proceeds from Sale of Marketable Securities		1,716,327
Accounts Payable and Other Accrued Expenses	(112,281)	(145,597)
Accrued Payroll Expenses	70,838	29,017
Deferred Revenue	(3,346)	(5,176)
Net Cash Provided By Operating Activities	92,659	551,097

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(2,691)	(35)
Net Cash Used in Investing Activities	(2,691)	(35)

Cash Flows from Financing Activities:
Decrease in Broker Margin Account		(30,163)
Net Cash Used in Financing Activities	-	(30,163)

Net Increase in Cash and Cash Equivalents	89,968	520,899

Cash and Cash Equivalents at Beginning of Period	1,520,831	581,131
Cash and Cash Equivalents at End of Period	$1,610,799	$1,102,030

The accompanying “Notes to Condensed Financial Statements” are an integral part of these financial statements

COMTEX NEWS NETWORK, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008

1.	Basis of Presentation

The accompanying condensed interim financial statements of Comtex News Network, Inc. (the “Company” or “Comtex”) are unaudited, but in the opinion of management reflect all adjustments (consisting only of normal recurring adjustments) necessary for (i) a fair presentation of results for such periods and (ii) in order to make the financial statements not misleading.  The results of operations for any interim period are not necessarily indicative of results for the full year.  The balance sheet at June 30, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2008 (“2008 Form 10-KSB”), filed with the Securities and Exchange Commission on September 29, 2008.

Earnings per common share is presented in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, "Earnings Per Share" ("EPS").  Basic EPS excludes dilution for potentially dilutive securities and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Diluted EPS was equal to basic EPS for the three month period ended September 30, 2008.  Diluted EPS for the three month period ended September 30, 2008 does not include the effects of options to purchase approximately 1.7 million shares of the total 3.2 million options outstanding, due to the options’ exercise prices being greater than the average market price of the Company's common shares during the period.

2.	Income Taxes

The provision for income taxes is calculated at normal Federal and State rates for the three month periods ended September 30, 2008 and 2007.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company adopted FIN 48 effective July 1, 2007 and determined the adoption to have no effect on results of operations or financial position at or for the three month period ended September 30, 2008. The Company will record any future penalties and tax related interest expense as a component of provision for income taxes.

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

The future minimum rental commitments under operating leases are as follows:

Fiscal year ending June 30,	Minimum Rental Commitments
2009	$218,749
2010	174,721
2011	115,681
2012	7,482
2013	-
$516,633

Rent expense, included in general and administrative expenses, under all operating leases totaled approximately $72,000 and $65,000 for the three months ended September 30, 2008 and 2007, respectively.

On October 31, 2008, Comtex News Network, Inc. (the “Company”) entered into a new employment agreement (the “Agreement”) with its President and Chief Executive Officer, Mr. Chip Brian, (the “Officer”).  The Agreement is for a two-year term, effective October 1, 2008, and may be extended by written agreement between the parties.  The Officer will receive an annual base salary of $235,000, to be increased to $250,000 on October 1, 2009.  The Officer is eligible for annual and incentive bonuses, and is eligible to participate in Company-sponsored employee benefit plans.

The Officer currently owns an option to purchase Seven Hundred Fifty Thousand shares of Company common stock (“Option”) granted under the Company’s option plans, the exercise price of which is higher than the current trading price of the Company’s shares.  Officer has agreed to forfeit said Option in exchange for a grant of Five Hundred Thousand (500,000) shares of unregistered Company common stock, par value $0.01, all of which was effective as of October 31, 2008.

Under the Agreement, upon the Officer’s termination for any reason other than for cause or voluntarily by the Officer without good reason during the one-year period subsequent to an occurrence of a change in control (as defined in the Agreement), the Company shall pay the Officer a cash lump sum equal to the greater of his annual base salary or the remainder of the term of the Agreement.  The Agreement also contains non-competition and non-solicitation provisions.

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

4.	Subsequent Events

Effective October 30, 2008, the statute of limitations expired on an accrued liability to a vendor that ceased independent operations through a bankruptcy proceeding.  The court did not request payment.  Consequently, the Company expects to realize approximately $138,000 of reduction in expense during the second quarter due to the extinguishment of this liability.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes included elsewhere in this Form 10-Q and the financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-KSB for the fiscal year ended June 30, 2008 filed with the Securities and Exchange Commission on September 29, 2008. Historical results and percentage relationships among any amounts in the interim condensed Financial Statements are not necessarily indicative of trends in operating results for any future period.

Forward-looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those contemplated in these forward-looking statements.  These forward-looking statements may be identified by reference to a future period by use of forward-looking terminology such as “anticipate,” “expect,” “could,” “intend,” “may” and other words of a similar nature.  In particular, the risks and uncertainties include those described in our annual report on Form 10-KSB for the fiscal year ended June 30, 2008 and in other periodic Securities and Exchange Commission filings. These risks and uncertainties include, among other things, the fact that Comtex is in a highly competitive industry subject to rapid technological, product and price changes; the consolidation of the Internet news market; competition within our markets; the financial stability of our customers; maintaining a secure and reliable news-delivery network; maintaining relationships with key content providers; attracting and retaining key personnel; the volatility of our common stock price; successful marketing of our services to current and new customers; the overall volatility of the economy and equity markets; and operating expense control.

Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to update or revise the information contained in this Form 10-Q, whether as a result of new information, future events or circumstances or otherwise.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30 , 2008 to the three months ended September 30, 2007

During the three months ended September 30, 2008, we reported net income of approximately $25,000 compared to a net income of approximately $242,000 for the three months ended September 30, 2007.  The decrease in net income for the three months ended September 30, 2008 compared to the net income for the three months ended September 30, 2007 was primarily due to the realization of approximately $181,000 of prior years revenue from a customer as a result of an internal audit by the customer during the three months ended September 30, 2007.  Also included in the net income for the three months ended September 30, 2007 was the reversal of accrued expenses related to a legal settlement of approximately $61,000.

During the three months ended September 30, 2008, revenues were approximately $1,662,000 or approximately $193,000 (10.4%) less than the revenues of $1,856,000 for the three months ended September 30, 2007. The decrease was primarily due to the realization of approximately $181,000 of prior years revenue from a customer in the three months ended September 30, 2007 and the consolidations of database customers.

Our cost of revenues consisted primarily of content license fees and royalties to information providers, amortization expense on our production software, and data communication costs for the delivery of our products to customers.  The cost of revenues for the three months ended September 30, 2008 was approximately $642,000 or approximately $70,000 (9.9%) less than the cost of revenues of $712,000for the three months ended September 30, 2007.  The decreased costs were primarily due to decreased royalty usage fees and reduced fixed costs associated with certain content providers.

Gross profit for the three months ended September 30, 2008 was approximately $1,021,000 or approximately $123,000 (10.8%) less than the gross profit of $1,144,000 for the same period in the prior year.   The gross profit as a percentage of revenue for the three months ended September 30, 2008 and September 30, 2007 were approximately 61.4% and approximately 61.6%, respectively.

Total operating expenses for the three months ended September 30, 2008 were approximately $989,000 representing an approximate $153,000 (18.3%) increase in operating expenses of $836,000 from the three months ended September 30, 2007. The increase in expenses resulted primarily from an increase in salaries and related expenses, mainly in our technology and sales staff.

Technical operations and support expenses during the three months ended September 30, 2008 increased to approximately $405,000, which was approximately $75,000 (22.8%) greater than the $330,000 for the three months ended September 30, 2007.  The increase was primarily due to increased personnel and related expenses.  This increase in personnel cost was slightly offset by a reduction in outside consulting expenses.

Sales and marketing expenses increased by approximately $72,000 (59.1%) to approximately $193,000 for the three months ended September 30, 2008 compared to $121,000 for the three months ended September 30, 2007.  The increase was mainly due to the expansion of our sales and marketing team.

General and administrative expenses for the three months ended September 30, 2008 decreased approximately $8,000 (2.1%), to approximately $362,000, from G&A expenses of $370,000 for the comparable quarter of the prior year.  The decrease was primarily attributable to a decrease in other professional and legal fees due to the settlement of an outstanding arbitration with the Company’s former CEO and a decrease in public accounting fees, offset by an increase in salaries and related expenses.

Depreciation and amortization expenses for the three months ended September 30, 2008 increased approximately $14,000 (92.7%) to approximately $29,000 from $15,000 for the same period in the prior year.  The increase was due primarily to the implementation of equipment upgrades planned in the Company’s capital budget.

Other income (expense), net, for the three months ended September 30, 2008 was approximately $6,000, compared to approximately ($61,000) for the three months ended September 30, 2007.  The increase in net other income was primarily due to the securities loss recognized in the three months ended September 30, 2007.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

For the three months ended September 30, 2008, we had operating income of approximately $31,000 and net income of approximately $25,000.  At September 30, 2008, we had working capital of approximately $1,440,000, compared to working capital of approximately $1,388,000 at June 30, 2008.  We had total stockholders’ equity of approximately $1,851,000 and $1,826,000 at September 30, 2008 and June 30, 2008, respectively.  The increase in stockholders’ equity was primarily due to $25,000 in net income for the three months ended September 30, 2008.

We had cash and cash equivalents of approximately $1,611,000 at September 30, 2008, compared to approximately $1,521,000 of cash at June 30, 2007.  For the three months ended September 30, 2008, the Company had an increase of approximately $90,000 in cash and cash equivalents.

We made capital expenditures of approximately $3,000 for computer upgrades during the three months ended September 30, 2008, compared to none for the three months ended September 30, 2007.

The Company’s future contractual obligations and commitments as of September 30, 2008 are as follows:

	Contractual Obligations
	FY 2009	FY 2010	FY 2011	FY 2012	FY 2013	Total
Operating Leases	$218,749	$174,721	$115,681	$7,482	$0	$516,633

Currently we are dependent on our cash reserves to fund operations. We have the option available to use accounts receivable financing through a bank.  Although we recorded net income for the quarter ended September 30, 2008 of approximately $25,000 compared to net income of $242,000 for the prior year period, when prior period revenues and accrual reversals are excluded, our net income remained fairly consistent compared to the first three months of the prior fiscal year.  Considering the probable erosion of revenue due to the current market conditions, without an infusion of capital, the Company is at risk of being unable to generate sufficient liquidity to meet its obligations.  The Company will utilize its bank financing agreement, should the need arise, to meet its liquidity needs.  Further corporate consolidation or sustained market deterioration affecting our customers could impair our ability to generate such revenues.  No assurance may be given that we will be able to maintain the revenue base or the profitable operations that may be necessary to achieve our liquidity needs.

EBITDA, as defined below, was approximately $61,000 for the three months ended September 30, 2008 compared to EBITDA of approximately $331,000 for the three months ended September 30, 2007.  The decrease in EBITDA during the three months ended September 30, 2008 compared to the three-month period in the prior year was due to the collection and recognition of revenue from prior periods and the reversal of accrued expense related to a legal settlement discussed earlier in the report.

The table below shows the reconciliation from net income to EBITDA (in thousands);

	Three Months
	Ended September 30,
	2008	2007
Reconciliation to EBITDA:
Net Income	$25	$242
Stock-Based Compensation	-	3
Depreciation and Amortization	29	21
Interest/Other Expenses, net	(5)	61
Income Taxes, net	12	4
EBITDA	$61	$331

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
Not applicable to smaller reporting companies.

Item 4.

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

Item 1A.	Risk Factors.

Risk factors that may affect future results were discussed in the Company’s 2008 Annual Report on Form 10-K.  The Company’s evaluation of its risk factors has not changed materially since June 30, 2008

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

	10.1	Employment Agreement with Mr. Chip Brian effective October 1, 2008

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMTEX NEWS NETWORK, INC.
(Registrant)

November 12, 2008	By:	/s/ Chip Brian
Chip Brian
President and Chief Executive Officer
(Principal Executive Officer)

November 12, 2008	By:	/s/ Paul Sledz
Paul Sledz
Corporate Controller & Treasurer
(Principal Financial and Accounting Officer)