Form 10-Q
period 2008-12-31
COMTEX NEWS NETWORK INC
filed 2009-02-10
CIK 352988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2008 or

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

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of large accelerated filer, an accelerated filer, and a smaller reporting company in Rule 12b-2 of the Exchange Act.  (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes ☐  No ☒

As of February 4, 2009, 15,794,200 shares of the Common Stock of the registrant, par value $0.01 per share, were outstanding.

COMTEX NEWS NETWORK, INC.

Part I   Financial Information

Item 1.  Condensed Financial Statements

COMTEX NEWS NETWORK, INC.
BALANCE SHEETS
	December 31,	June 30,
	2008	2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$1,505,071	$1,520,831
Accounts Receivable, Net of Allowance for Doubtful Accounts of $115,396	788,703	855,266
Prepaid Expenses	13,546	25,097

TOTAL CURRENT ASSETS	2,307,320	2,401,194

PROPERTY AND EQUIPMENT, NET	351,969	394,927

DEPOSITS AND OTHER ASSETS	43,253	43,253

TOTAL ASSETS	$2,702,542	$2,839,374

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts Payable and Other Accrued Expenses	$545,489	$833,175
Accrued Payroll Expenses	212,421	159,208
Deferred Revenue	10,773	20,574

TOTAL LIABILITIES	768,683	1,012,957

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY:
Perferred Stock, $0.01 Par Value - Shares Authorized:
5,000,000: No Shares issued and outstanding	-	-
Common Stock, $0.01 Par Value - Shares Authorized:
25,000,000: Shares issued and outstanding 15,794,200 at December 31, 2008 and 15,294,200 at June 30, 2008	157,942	152,942
Additional Paid-In Capital	13,596,637	13,566,637
Accumulated Deficit	(11,820,720)	(11,893,162)

Total Stockholders' Equity	1,933,859	1,826,417

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,702,542	$2,839,374

The accompanying “Notes to Condensed Financial Statements” are an integral part of these financial statements

Comtex News Network, Inc.
Condensed Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2008	2007	2008	2007

Revenues	$1,653,364	$1,800,258	$3,315,612	$3,655,779

Cost of Revenues
(including depreciation and amortization expense of $0and $4,300, for the three months ended December 31, 2008 and 2007, respectively and $0 and $10,663, for the six months ended December 31, 2008 and 2007, respectively)	478,651	635,514	1,120,384	1,347,474

Gross Profit	1,174,713	1,164,744	2,195,228	2,308,305

Operating Expenses:

Technical Operations and Support (Inclusive of stock-based compensation of $0 and $0 for the three months ended December 31, 2008 and 2007, respectively and $0 and $1,182, for the six months ended December 31, 2008 and 2007, respectively)	427,509	342,586	832,518	672,532

Sales and Marketing (Inclusive of stock-based compensation of $ 0 and $0, for the three months ended December 31, 2008 and 2007, respectively and $0 and $1,684, for the six months ended December 31, 2008 and 2007, respectively)	207,003	143,958	399,770	265,093

General and Administrative (Inclusive of stock-based compensation of $ 35,000 and $0, for the three months ended December 31, 2008 and 2007, respectively and $35,000 and $431, for the six months ended December 31, 2008 and 2007, respectively)	468,220	406,627	830,376	776,653

Depreciation and Amortization	28,970	14,604	58,088	29,719
Total Operating Expenses	1,131,702	907,775	2,120,752	1,743,997
Operating Income	43,011	256,969	74,476	564,308
Other income (expense), net:
Interest Expense	-	(244)	-	(2,565)
Interest Income	5,168	11,912	10,816	18,871
Realized and unrealized loss on marketable securities	-	-	-	(65,157)
Other Income (Expense), net	5,168	11,668	10,816	(48,851)
Income (Loss) Before Income Taxes	48,179	268,637	85,292	515,458
(Provision) for Federal and State Income Taxes	(17,200)	(91,986)	(41,850)	(180,349)
Tax Benefit of Net Operating Loss Carry forward	16,400	91,300	29,000	175,300
Net Income	$47,379	$267,951	$72,442	$510,409

Basic Earnings Per Common Share	$0.00	$0.02	$0.00	$0.03

Weighted Average Number of Common Shares	15,446,374	15,294,200	15,583,241	15,294,200

Diluted Earnings Per Common Share	$0.00	$0.02	$0.00	$0.03

Weighted Average Number of Shares Assuming Dilution	15,449,855	15,462,541	15,790,723	15,462,303

The accompanying “Notes to Condensed Financial Statements” are an integral part of these financial statements

COMTEX NEWS NETWORK, INC.
STATEMENTS OF CASH FLOWS
	Six Months Ended
	December 31,
	(unaudited)
	2008	2007
Cash Flows from Operating Activities:
Net Income	$72,442	$510,409
Adjustments to reconcile net income to net
cash (used in) provided by operating activities:
Depreciation and Amortization	58,088	40,382
Provision for Doubtful Accounts	-	20,463
Realized and Unrealized Loss on Marketable Securities	-	65,157
Stock-Based Compensation	35,000	3,297
Accounts Receivable	66,563	79,210
Prepaid Expenses	11,551	(16,652)
Purchase of Marketable Securities	-	(1,258,181)
Proceeds from Sale of Marketable Securities	-	1,716,327
Accounts Payable and Other Accrued Expenses	(287,686)	(135,178)
Accrued Payroll Expenses	53,213	(40,271)
Deferred Revenue	(9,801)	(14,052)
Net Cash (Used In) Provided By Operating Activities	(630)	970,911
Cash Flows from Investing Activities:
Purchase of Property and Equipment	(15,130)	(17,676)
Net Cash (Used In) Investing Activities	(15,130)	(17,676)
Cash Flows from Financing Activities:
Decrease in Broker Margin Account	-	(30,163)
Net Cash (Used In) Financing Activities	-	(30,163)
Net (Decrease) Increase in Cash and Cash Equivalents	(15,760)	923,072
Cash and Cash Equivalents at Beginning of Period	1,520,831	581,131
Cash and Cash Equivalents at End of Period	$1,505,071	$1,504,203

The accompanying “Notes to Condensed Financial Statements” are an integral part of these financial statements

COMTEX NEWS NETWORK, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2008

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

Earnings per common share is presented in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, "Earnings Per Share" ("EPS").  Basic EPS excludes dilution for potentially dilutive securities and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Diluted EPS was equal to basic EPS for the three and six month periods ended December 31, 2008.  Diluted EPS for the three and six month periods ended December 31, 2008 does not include the effects of exercisable options to purchase approximately 2.2 million shares of the total 2.5 million options outstanding, due to the options’ exercise prices being greater than the average market price of the Company's common shares during the period.

2.     Income Taxes

The provision for income taxes is calculated at normal Federal and State rates for the three and six month periods ended December 31, 2008 and 2007.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company adopted FIN 48 effective July 1, 2007 and determined the adoption to have no effect on results of operations or financial position at or for the three and six month periods ended December 31, 2008. The Company will record any future penalties and tax related interest expense as a component of provision for income taxes.

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the period in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance when the Company cannot make the determination that it is more likely than not that some portion or all of the related tax asset will be realized.  The effective tax rate for the six month period ended December 31, 2008 is higher than the anticipated statutory rate because the Company records state income taxes on a cash basis.

3.     Commitments and Contingencies

The Company leases office space and certain equipment under non-cancelable operating leases that expire at various dates through May 2012.  The leases require fixed escalations and payment of property taxes, insurance and maintenance costs.

The future minimum rental commitments under operating leases are as follows:

Fiscal year ending June 30,	Minimum Rental Commitments
2009	$144,265
2010	174,721
2011	115,681
2012	7,482
2013	-
$442,149

Rent expense, included in general and administrative expenses, under all operating leases totaled approximately $146,000 and $130,000 for the six months ended December 31, 2008 and 2007, respectively.

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

The Officer owned an option to purchase Seven Hundred Fifty Thousand (750,000) shares of common stock of the Company the (“Option”) granted under the Company’s option plans, the exercise price of which was significantly higher than the current trading price of the Company’s shares.  Pursuant to the Agreement the Officer forfeited the Option in exchange for a grant of Five Hundred Thousand (500,000) shares of unregistered common stock of the Company, par value $0.01, effective as of December 3, 2008.

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

RESULTS OF OPERATIONS (Dollar amounts shown are rounded)

Comparison of the three months ended December 31, 2008 to the three months ended December 31, 2007

During the three months ended December 31, 2008, revenues were $1,653,000, or $147,000 (8.2%) less than the revenues of $1,800,000 for the three months ended December 31, 2007. The decrease was primarily due to consolidations of database customers with resulting reductions in revenue.

Our cost of revenues consisted primarily of content license fees and royalties to information providers, amortization expense on our production software, and data communication costs for the delivery of our products to customers.  The cost of revenues for the three months ended December 31, 2008 was $479,000, or $157,000 (24.7%) less than the cost of revenues of $636,000 for the three months ended December 31, 2007.  The decreased costs were primarily due to the extinguishment of an accrued liability of approximately $138,000 on October 30, 2008.

Gross profit for the three months ended December 31, 2008 was $1,175,000, or $10,000 (1%) greater than the gross profit of $1,165,000 for the same period in the prior year.   The gross profits as a percentage of revenue for the three months ended December 31, 2008 and December 31, 2007 were 71.0% and 64.7%, respectively.

Total operating expenses for the three months ended December 31, 2008 were $1,132,000 representing a $224,000 (24.7%) increase from $908,000 for the three months ended December 31, 2007. The increase in expenses resulted primarily from an increase in salaries and related expenses, mainly in our technology and sales and marketing staff.

Technical operations and support expenses during the three months ended December 31, 2008 increased to $428,000, which was $85,000 (24.8%) greater than the $343,000 for the three months ended December 31, 2007.  The increase was primarily due to increased personnel and related expenses.

Sales and marketing expenses increased by $63,000 (43.8%) to $207,000 for the three months ended December 31, 2008 compared to $144,000 for the three months ended December 31, 2007.  The increase was mainly due to the expansion of our sales and marketing team.

General and administrative expenses for the three months ended December 31, 2008 increased by $61,000 (15.1%), to $468,000, from $407,000 for the comparable quarter of the prior year.  The increase was primarily attributable to a stock based compensation charge of $35,000 associated with the employment agreement of Mr. Brian as discussed in Note 3, Commitments and Contingencies, plus an increase in other professional and legal fees and increased rent expenses.

Depreciation and amortization expenses for the three months ended December 31, 2008 increased $14,000 (98.4%) to $29,000 from $15,000 for the same period in the prior year.  The increase was due primarily to the implementation of equipment upgrades as planned in the Company’s capital budget.

Other income, net of other expenses, for the three months ended December 31, 2008 was $5,000, compared to $12,000 for the three months ended December 31, 2007.  The decrease in net other income was primarily due to reduced interest income caused by lower interest rates during the three months ended December 31, 2008.

During the three months ended December 31, 2008, we reported net income of $47,000 compared to net income of $268,000 for the three months ended December 31, 2007.  The decrease was primarily due to a reduction in database revenues caused by industry consolidations, current economic conditions and increased marketing and technical operations costs.

Comparison of the six months ended December 31, 2008, to the six months ended December 31, 2007

During the six months ended December 31, 2008, total revenues were $3,316,000 or $340,000 (9.3%) less than revenues of $3,656,000 for the six months ended December 31, 2007.  The decrease was primarily due to a reduction in database revenues caused by industry consolidations and current economic conditions for the six month period ended December 31, 2008, and the realization of $181,000 of prior year revenue from a customer as a result of an internal audit by the customer during the six month period ended December 31, 2007.

The cost of revenues for the six months ended December 31, 2008 was $1,120,000, or $227,000 (16.9%) less than the cost of revenues of $1,347,000 for the six months ended December 31, 2007.  The decrease in cost was primarily due to the extinguishment of an accrued liability of $138,000 on October 30, 2008, a decrease in royalty usage fees, renegotiation of fixed costs associated with certain content providers, and a decrease in software amortization expense.

Gross profit for the six months ended December 31, 2008 was $2,195,000 or $113,000 (4.9%) less than the gross profit of $2,308,000 for the same period in the prior year.   The gross profit as a percentage of revenue increased for the six months ended December 31, 2008 to 66.2% from 63.1% for the six months ended December 31, 2007.  The increase, as noted above, was primarily due to the extinguishment of an accrued liability of approximately $138,000 on October 30, 2008.

Total operating expenses for the six months ended December 31, 2008 were $2,121,000, representing a $377,000 (21.6%) increase in operating expenses from $1,744,000 for the six months ended December 31, 2007. The increase in expenses resulted primarily from an increase in personnel expenses for technical operations, sales and marketing.

Technical operations and support expenses during the six months ended December 31, 2008 increased $160,000 (23.8%) to $833,000 from $673,000 for the six months ended December 31, 2007.  The increase was primarily due to an increase in salaries and related expenses and an increase in co- location expenses attributed to the build out of the new locations offset by a reduction in the use of outside consultants.

Sales and marketing expenses increased by $135,000 (50.8%) to $400,000 for the six months ended December 31, 2008 compared to $265,000 for the six months ended December 31, 2007.  The increase was primarily due to a $123,000 increase in salaries and related expense due to an increase in our sales and marketing team.

General and administrative expenses for the six months ended December 31, 2008 increased by $54,000 (6.9%) to $830,000 from $777,000 for the comparable period of the prior year.  The increase was primarily attributable to a stock based compensation charge associated with the employment agreement of Mr. Brian as discussed in Note 3, and an increase in salaries and related expenses offset by a reduction in public accounting fees and other professional and legal fees for the period.

Depreciation and amortization expense for the six months ended December 31, 2008 increased $28,000 (95.5%) to $58,000 from $30,000 for the same period in the prior year.  The increase was due primarily to implementation of equipment upgrades as planned in the Company’s capital budget.

Other income, net of other expenses, for the six months ended December 31, 2008 was $11,000, compared to other expenses, net of other income of $49,000 for the six months ended December 31, 2007.  This change was mainly due to $65,000 of realized and unrealized losses on marketable securities recorded in the six months ended December 31, 2007.

During the six months ended December 31, 2008, we reported net income of $72,000 compared to net income of $510,000 for the six months ended December 31, 2007.  The decrease in net income was primarily due to a reduction in database revenues caused by industry consolidations coupled with a one time pick up of revenue of approximately $181,000 from prior periods recorded in the six months ended December 31, 2007. Net income for the period ended December 31, 2008 was also impacted by an increase in marketing and technical operations costs which were offset by the extinguishment of an accrued liability of approximately $138,000 on October 30, 2008.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

For the six months ended December 31, 2008, we had operating income of $74,000 and net income of $72,000.  At December 31, 2008, we had working capital of $1,539,000, increased from working capital of $1,388,000 at June 30, 2008.  We had total stockholders’ equity of $1,934,000 and $1,826,000 at December 31, 2008 and June 30, 2008, respectively.

We had cash and cash equivalents of $1,505,000 at December 31, 2008, compared to $1,521,000 at June 30, 2008.  For the six months ended December 31, 2008, the Company had a decrease of approximately $16,000 in cash and cash equivalents.

We made capital expenditures of approximately $15,000 for computer upgrades during the six months ended December 31, 2008, compared to $18,000 for the six months ended December 31, 2007.

The Company’s future contractual obligations and commitments as of December 31, 2008 are as follows:

	Contractual Obligations
	FY 2009	FY 2010	FY 2011	FY 2012	FY 2013	Total
Operating Leases	$144,265	$174,721	$115,681	$7,482	$0	$442,149

Currently we are dependent on our cash reserves to fund operations. We have the option available to use accounts receivable financing through a bank.  We recorded net income for the six months ended December 31, 2008 of approximately $72,000 compared to net income of $510,000 for the prior year period.  Considering the erosion of revenue due to current market conditions, without an infusion of capital, the Company is at risk of being unable to generate sufficient liquidity to meet its obligations.  The Company will utilize its bank financing agreement, should the need arise, to meet its liquidity needs.  Further corporate consolidations or sustained market deterioration affecting our customers could impair our ability to generate such revenues.  No assurance may be given that we will be able to maintain the revenue base or the profitable operations that may be necessary to achieve our liquidity needs.

EBITDA, as defined below, was $167,000 for the six months ended December 31, 2008 compared to EBITDA of $607,000 for the six months ended December 31, 2007.  The decrease in EBITDA during the six months ended December 31, 2008 compared to the six-month period in the prior year was due to reduced revenues as discussed above and increased salaries and related expenses mainly in technical operations, sales and marketing.

The table below shows the reconciliation from net income to EBITDA (in thousands);

	Six Months
	Ended December 31,
	2008	2007
Reconciliation to EBITDA:
Net Income	$72	$510
Stock-Based Compensation	35	3
Depreciation and Amortization	58	40
Interest/Other Expenses, net	(11)	49
Income Taxes, net	13	5
EBITDA	$167	$607

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

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

Item 1A.  Risk Factors.

Risk factors that may affect future results were discussed in the Company’s 2008 Annual Report on Form 10-KSB.  The Company’s evaluation of its risk factors has not changed materially since June 30, 2008.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On October 31, 2008, Comtex News Network, Inc. (the “Company”) entered into a new employment agreement (the “Agreement”) with its President and Chief Executive Officer, Mr. Chip Brian, (the “Officer”).

As outlined in the agreement, the Officer owned an option to purchase Seven Hundred Fifty Thousand (750,000) shares of common stock of the Company the (“Option”) granted under the Company’s option plans, the exercise price of which was significantly higher than the current trading price of the Company’s shares.  Pursuant to the agreement the Officer forfeited the Option in exchange for a grant of Five Hundred Thousand (500,000) shares of unregistered common stock of the Company, par value $0.01, effective as of December 3, 2008.

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

COMTEX NEWS NETWORK, INC.
(Registrant)

February 10, 2009	By:	/s/ Chip Brian
Chip Brian
President and Chief Executive Officer
(Principal Executive Officer)

February 10, 2009	By:	/s/ Paul Sledz
Paul Sledz
Corporate Controller & Treasurer
(Principal Financial and Accounting Officer)