Form 10-Q
period 2009-03-31
COMTEX NEWS NETWORK INC
filed 2009-05-13
CIK 352988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009 or

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

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes ☐  No ☒

As of May 6, 2009, 15,794,200 shares of the Common Stock of the registrant, par value $0.01 per share, were outstanding.

COMTEX NEWS NETWORK, INC.

Part I   Financial Information
Item 1.  Condensed Financial Statements

COMTEX NEWS NETWORK, INC.
CONDENSED BALANCE SHEETS
	March 31,	June 30,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$1,541,632	$1,520,831
Marketable Securities	33,846	-
Accounts Receivable, Net of Allowance for Doubtful Accounts of $115,396 as of March 31, 2009 and June 30, 2008	685,853	855,266
Prepaid Expenses	14,477	25,097

TOTAL CURRENT ASSETS	2,275,808	2,401,194

PROPERTY AND EQUIPMENT, NET	341,058	394,927

DEPOSITS AND OTHER ASSETS	43,253	43,253

TOTAL ASSETS	$2,660,119	$2,839,374

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts Payable and Other Accrued Expenses	$546,180	$833,175
Accrued Payroll Expenses	206,580	159,208
Deferred Revenue	6,659	20,574

TOTAL LIABILITIES	759,419	1,012,957

Commitments and Contingencies (Note 3)

STOCKHOLDERS' EQUITY:
Preferred Stock, $0.01 Par Value - Shares Authorized:
5,000,000: No Shares issued and outstanding	-	-
Common Stock, $0.01 Par Value - Shares Authorized:
25,000,000: Shares issued and outstanding: 15,794,200 at March 31, 2009 and 15,294,200 at June 30, 2008	157,942	152,942
Additional Paid-In Capital	13,596,637	13,566,637
Accumulated Deficit	(11,853,879)	(11,893,162)

Total Stockholders' Equity	1,900,700	1,826,417

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,660,119	$2,839,374

The accompanying “Notes to Condensed Financial Statements” are an integral part of these financial statements

Comtex News Network, Inc.
Condensed Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2009	2008	2009	2008

Revenues	$1,492,475	$1,769,940	$4,808,087	$5,425,719

Cost of Revenues

(including depreciation and amortization expense of $0 and $2,577, for the three months ended March 31, 2009 and 2008, respectively and $0 and $13,241, for the nine months ended March 31, 2009 and 2008, respectively)	607,314	621,262	1,727,699	1,968,736
Gross Profit	885,161	1,148,678	3,080,388	3,456,983

Operating Expenses:

Technical Operations and Support (Inclusive of stock-based compensation of $0 and $0 for the three months ended March 31, 2009 and 2008, respectively and $0 and $1,182, for the nine months ended March 31, 2009 and 2008, respectively)	316,685	346,299	1,149,203	1,018,831

Sales and Marketing (Inclusive of stock-based compensation of $ 0 and $0, for the three months ended March 31, 2009 and 2008, respectively and $0 and $1,684, for the nine months ended March 31, 2009 and 2008, respectively)	208,348	170,136	608,118	435,229

General and Administrative (Inclusive of stock-based compensation of $ 0 and $0, for the three months ended March 31, 2009 and 2008, respectively and $35,000 and $431, for the nine months ended March 31, 2009 and 2008, respectively)	380,623	384,325	1,210,999	1,160,978

Depreciation and Amortization	29,838	15,422	87,925	45,141
Total Operating Expenses	935,494	916,182	3,056,245	2,660,179
Operating (Loss) Income	(50,333)	232,496	24,143	796,804
Other income (expense), net:
Interest Income	760	11,208	10,324	30,079
Realized and unrealized gain (loss) on marketable securities	17,457	-	17,457	(65,157)
Other Income (Expense)	28	306	1,280	(2,259)
Other Income (Expense), net	18,245	11,514	29,061	(37,337)
Income (Loss) Before Income Taxes	(32,088)	244,010	53,204	759,467
(Provision) for Federal and State Income Taxes	(1,071)	(82,963)	(18,089)	(258,219)
Tax Benefit of Net Operating Loss Carry forward	-	82,830	4,168	253,037
Net (Loss) Income	$(33,159)	$243,877	$39,283	$754,285
Basic Earnings Per Common Share	$0.00	$0.02	$0.00	$0.05
Weighted Average Number of Common Shares	15,446,374	15,294,200	15,583,241	15,294,200
Diluted Earnings Per Common Share	$0.00	$0.02	$0.00	$0.03
Weighted Average Number of Shares Assuming Dilution	15,446,374	15,460,300	15,653,295	15,466,939

The accompanying “Notes to Condensed Financial Statements” are an integral part of these financial statements

COMTEX NEWS NETWORK, INC.
CONDENSED STATEMENTS OF CASH FLOWS
	Nine Months Ended
	March 31,
	(unaudited)
	2009	2008
Cash Flows from Operating Activities:
Net Income	$39,283	$754,285
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and Amortization	87,926	58,381
Provision for Doubtful Accounts	7,950	20,463
Realized and Unrealized (Gain) Loss on Marketable Securities	(17,457)	65,157
Stock-Based Compensation	35,000	3,297
Accounts Receivable	161,463	89,388
Prepaid Expenses	10,620	(15,576)
(Purchase) Sale of Marketable Securities	(16,389)	458,146
Accounts Payable and Other Accrued Expenses	(286,995)	(188,819)
Accrued Payroll Expenses	47,372	(11,226)
Deferred Revenue	(13,915)	(8,391)
Net Cash Provided By Operating Activities	54,858	1,225,105
Cash Flows from Investing Activities:
Purchase of Property and Equipment	(34,057)	(31,580)
Net Cash (Used In) Investing Activities	(34,057)	(31,580)
Cash Flows from Financing Activities:
Decrease in Broker Margin Account	-	(30,163)
Net Cash (Used In) Financing Activities	-	(30,163)
Net Increase in Cash and Cash Equivalents	20,801	1,163,362
Cash and Cash Equivalents at Beginning of Period	1,520,831	581,131
Cash and Cash Equivalents at End of Period	$1,541,632	$1,744,493

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$13,921	$5,182
Cash paid for interest expense	$-	$2,565

The accompanying “Notes to Condensed Financial Statements” are an integral part of these financial statements

COMTEX NEWS NETWORK, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2009

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

Marketable securities are bought and held principally for the purpose of selling them in the near term and are classified as trading securities. Trading securities are recorded at fair value, with the change in fair value during the period reported as realized and unrealized gain (loss) on marketable securities and included in earnings.

Earnings per common share is presented in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, "Earnings Per Share" ("EPS").  Basic EPS excludes dilution for potentially dilutive securities and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Diluted EPS was equal to basic EPS for the three and nine month periods ended March 31, 2009.  Diluted EPS for the three and nine month periods ended March 31, 2009 does not include the effects of exercisable options to purchase approximately 2.5 million shares, due to the options’ exercise prices being greater than the average market price of the Company's common shares during the period.

2.	Income Taxes

The provision for income taxes is calculated at normal Federal and State rates for the three and nine month periods ended March 31, 2009 and 2008.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company adopted FIN 48 effective July 1, 2007 and determined the adoption to have no effect on results of operations or financial position at or for the three and nine month periods ended March 31, 2009. The Company will record any future penalties and tax related interest expense as a component of provision for income taxes.

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the period in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance when the Company cannot make the determination that it is more likely than not that some portion or all of the related tax asset will be realized.  The effective tax rate for the nine month period ended March 31, 2009 is higher than the anticipated statutory rate because the Company records state income taxes on a cash basis.

3.	Commitments and Contingencies

The Company leases office space and certain equipment under non-cancelable operating leases that expire at various dates through May 2012.  The leases require fixed escalations and payment of property taxes, insurance and maintenance costs.

The future minimum rental commitments under operating leases are as follows:

Fiscal year ending June 30,	Minimum Rental Commitments
2009	$72,406
2010	182,696
2011	117,856
2012	7,482
2013	-
$380,440

Rent expense, included in general and administrative expenses, under all operating leases totaled approximately $220,000 and $202,000 for the nine months ended March 31, 2009 and 2008, respectively.

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

The Officer owned an option to purchase Seven Hundred Fifty Thousand (750,000) shares of common stock of the Company the (“Option”) granted under the Company’s option plans, the exercise price of which was significantly higher than the current trading price of the Company’s shares.  Pursuant to the Agreement, the Officer forfeited the Option in exchange for a grant of Five Hundred Thousand (500,000) shares of unregistered common stock of the Company, par value $0.01 per share, effective as of December 3, 2008.

Under the Agreement, upon the Officer’s termination for any reason other than for cause or voluntarily by the Officer without good reason during the one-year period subsequent to an occurrence of a change in control (as defined in the Agreement), the Company shall pay the Officer a cash lump sum equal to the greater of his annual base salary or the remainder of the salary due for the term of the Agreement.  The Agreement also contains non-competition and non-solicitation provisions.

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

RESULTS OF OPERATIONS (Dollar amounts shown are rounded)

Comparison of the three months ended March 31, 2009 to the three months ended March 31, 2008

During the three months ended March 31, 2009, revenues were $1,492,000, or $278,000 (15.7%) less than the revenues of $1,770,000 for the three months ended March 31, 2008. The decrease was primarily due to a reduction in our customer base due to current economic conditions with a corresponding reduction in revenue.

Our cost of revenues consisted primarily of content license fees and royalties to information providers, amortization expense on our production software, and data communication costs for the delivery of our products to customers.  The cost of revenues for the three months ended March 31, 2009 was $607,000, or $14,000 (2.2%) less than the cost of revenues of $621,000 for the three months ended March 31, 2008.  The decreased costs were primarily due to reduced royalty expenses related to the reduction in our customer base.

Gross profit for the three months ended March 31, 2009 was $885,000, or $264,000 (22.9%) less than the gross profit of $1,149,000 for the same period in the prior year.   The gross profits as a percentage of revenue for the three months ended March 31, 2009 and March 31, 2008 were 59.3% and 64.9%, respectively.

Total operating expenses for the three months ended March 31, 2009 were $935,000 representing a $19,000 (2.1%) increase from $916,000 for the three months ended March 31, 2008. The increase in expenses resulted primarily from an increase in salaries and related expenses in our sales and marketing staff.

Technical operations and support expenses during the three months ended March 31, 2009 decreased to $317,000, which was $30,000 (8.6%) less than the $346,000 for the three months ended March 31, 2008.  The decrease was primarily due to a reduction in the use of outside consulting services during the period.

Sales and marketing expenses increased by $38,000 (22.5%) to $208,000 for the three months ended March 31, 2009 compared to $170,000 for the three months ended March 31, 2008.  The increase was mainly due to the expansion of our sales and marketing team and the utilization of outside consulting services during the period.

General and administrative expenses for the three months ended March 31, 2009 decreased by $4,000 (1.0%), to $380,000, from $384,000 for the comparable quarter of the prior year.

Depreciation and amortization expenses for the three months ended March 31, 2009 increased $12,000 (65.8%) to $30,000 from $18,000 for the same period in the prior year.  The increase was due primarily to the implementation of equipment upgrades, as planned in the Company’s capital budget.

Other income, net of other expenses, for the three months ended March 31, 2009 was $18,000, compared to $12,000 for the three months ended March 31, 2008.  The increase in net other income was primarily due to realized and unrealized gains on marketable securities.

During the three months ended March 31, 2009, we reported a net loss of $33,000 compared to net income of $244,000 for the three months ended March 31, 2008.  The decrease was primarily due to the reduction in revenues resulting from current economic conditions and increased sales and marketing costs, as discussed above.

Comparison of the nine months ended March 31, 2009, to the nine months ended March 31, 2008

During the nine months ended March 31, 2009, total revenues were $4,808,000 or $618,000 (11.4%) less than revenues of $5,426,000 for the nine months ended March 31, 2008.  The decrease was primarily due to a reduction in royalty revenues caused by industry consolidations and current economic conditions for the nine month period ended March 31, 2009, and the realization of $181,000 of prior year revenue from a customer as a result of an internal audit by the customer during the nine month period ended March 31, 2008.

The cost of revenues for the nine months ended March 31, 2009 was $1,728,000, or $241,000 (12.2%) less than the cost of revenues of $1,969,000 for the nine months ended March 31, 2008.  The decrease in cost was primarily due to the extinguishment of an accrued liability of $138,000 on October 30, 2008, a decrease in royalty usage fees, renegotiation of fixed costs associated with certain content providers, and a decrease in software amortization expense.

Gross profit for the nine months ended March 31, 2009 was $3,080,000 or $377,000 (10.9%) less than the gross profit of $3,457,000 for the same period in the prior year.   The gross profit as a percentage of revenue increased for the nine months ended March 31, 2009 to 64.1% from 63.7% for the nine months ended March 31, 2008.  The increase in gross profit as a percentage of revenue was primarily due to the extinguishment of an accrued liability of approximately $138,000 on October 30, 2008.

Total operating expenses for the nine months ended March 31, 2009 were $3,056,000, representing a $396,000 (14.9%) increase in operating expenses from $2,660,000 for the nine months ended March 31, 2008. The increase in expenses resulted primarily from an increase in personnel, co-location, and disaster recovery facility expenses for technical operations, personnel and outside consulting services for sales and marketing and non-cash stock based compensation costs included in general and administration expenses.

Technical operations and support expenses during the nine months ended March 31, 2009 increased $130,000 (12.8%) to $1,149,000 from $1,019,000 for the nine months ended March 31, 2008.  The increase was primarily due to an increase in salaries and related expenses and an increase in co-location and disaster recovery facility expenses attributed to the build out of the new co-locations offset by a reduction in the use of outside consultants.

Sales and marketing expenses increased by $173,000 (39.7%) to $608,000 for the nine months ended March 31, 2009 compared to $435,000 for the nine months ended March 31, 2008.  The increase was primarily due to a $157,000 increase in salaries and related expense resulting from an increase in our sales and marketing team.

General and administrative expenses for the nine months ended March 31, 2009 increased by $50,000 (4.3%) to $1,211,000 from $1,161,000 for the comparable period of the prior year.  The increase was primarily attributable to a non-cash stock based compensation charge associated with an employment agreement as discussed in Note 3 to our unaudited Condensed Financial Statements.

Depreciation and amortization expenses for the nine months ended March 31, 2009 increased $30,000 (50.6%) to $88,000 from $58,000 for the same period in the prior year.  The increase was due primarily to implementation of equipment upgrades as planned in the Company’s capital budget.

Other income, net of other expenses, for the nine months ended March 31, 2009 was $29,000, compared to other expenses, net of other income of $37,000 for the nine months ended March 31, 2008.  This change was mainly due to $17,000 of realized and unrealized gains on marketable securities recorded in the nine months ended March 31, 2009 compared to the $65,000 of realized and unrealized losses on marketable securities for the same period of the prior year.  This was offset by a reduction in interest income of  $20,000 for the same period.

During the nine months ended March 31, 2009, we reported net income of $39,000 compared to net income of $754,000 for the nine months ended March 31, 2008.  The decrease in net income was primarily due to the reduction in revenues resulting from industry consolidations, as discussed above, coupled with a one time pick up of revenue of approximately $181,000 from prior periods recorded in the nine months ended March 31, 2008. Net income for the period ended March 31, 2009 was also impacted by an increase in operating expenses, offset by the extinguishment of an accrued liability of approximately $138,000 on October 30, 2008.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended March 31, 2009, we had operating income of $24,000 and net income of $39,000.  At March 31, 2009, we had working capital of $1,516,000, which increased from working capital of $1,388,000 at June 30, 2008.  We had total stockholders’ equity of $1,901,000 and $1,826,000 at March 31, 2009 and June 30, 2008, respectively.

We had cash and cash equivalents of $1,542,000 at March 31, 2009, compared to $1,521,000 at June 30, 2008.  For the nine months ended March 31, 2009, the Company had an increase of approximately $21,000 in cash and cash equivalents.

We made capital expenditures of approximately $34,000 mainly for computer upgrades during the nine months ended March 31, 2009, compared to $31,000 for the nine months ended March 31, 2008.

The Company’s future contractual obligations and commitments as of March 31, 2009 are as follows:

	Contractual Obligations
	FY 2009	FY 2010	FY 2011	FY 2012	FY 2013	Total
Operating Leases	$72,406	$182,696	$117,856	$7,482	$0	$380,440

Currently we are dependent on our cash reserves to fund operations. We have the option available to use accounts receivable financing through a bank.  We recorded net income for the nine months ended March 31, 2009 of approximately $39,000 compared to net income of $754,000 for the prior year period.  Considering the erosion of revenue due to current market conditions, without an infusion of capital, the Company is at risk of being unable to generate sufficient liquidity to meet its obligations.  The Company will utilize its bank financing agreement, should the need arise, to meet its liquidity needs.  Further corporate consolidations or sustained market deterioration affecting our customers could impair our ability to generate such revenues.  No assurance may be given that we will be able to maintain the revenue base or the profitable operations that may be necessary to achieve our liquidity needs.

EBITDA, as defined below, was $147,000 for the nine months ended March 31, 2009 compared to EBITDA of $858,000 for the nine months ended March 31, 2008.  The decrease in EBITDA during the nine months ended March 31, 2009 compared to the nine-month period in the prior year was due to reduced revenues, as discussed above, and increased operating expenses mainly in technical operations and sales and marketing.

The table below shows the reconciliation from net income to EBITDA (in thousands);

	Nine Months
	Ended March 31,
	2009	2008
Reconciliation to EBITDA:
Net Income	$39	$754
Stock-Based Compensation	35	3
Depreciation and Amortization	88	59
Interest/Other Expenses, net	(29)	37
Income Taxes, net	14	5
EBITDA	$147	$858

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

COMTEX NEWS NETWORK, INC.
(Registrant)

May 13, 2009	By:	/s/ Chip Brian
Chip Brian
President and Chief Executive Officer
(Principal Executive Officer)

May 13, 2009	By:	/s/ Paul Sledz
Paul Sledz
Corporate Controller & Treasurer
(Principal Financial and Accounting Officer)