Form 10-K
period 2009-06-30
COMTEX NEWS NETWORK INC
filed 2009-09-25
CIK 352988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C., 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2009; or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-10541

COMTEX NEWS NETWORK, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3055012
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

625 North Washington Street, Suite 301, Alexandria, Virginia	22314
(Address of Principal Executive Offices)	(Zip Code)

(703) 820-2000
(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $0.01 per share
(Title of class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act     ☐ Yes     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     ☐ Yes     ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☐ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 126-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☐	Smaller reporting company ☒
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)     ☐ Yes     ☒ No

As of September 14, 2009, there were 15,794,200 shares issued and outstanding of the registrant’s Common Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock on December 31, 2008 ($0.06), was $786,217.

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

Overview

Comtex News Network, Inc. (“Comtex” or the “Company”) is a leading provider of economically useful electronic real-time news, content and SmarTrend® market products. Comtex customers receive select content from key sources, which is further enhanced with stock tickers and an extended lexicon of relevant terms. With a specialization in the financial news and content marketplace, Comtex receives, enhances, combines, filters and distributes news and content received from more than 10,000 national and international news bureaus, agencies and publications, and distributes more than one million total stories per day. For more than two decades, Comtex has been a leader in the field of news aggregation by developing the methods and technology to meet the rapidly changing needs of publishers and clients.

Within the increasingly global economy, information is seen as an asset, and information drives critical decisions. Therefore, delivering unique and relevant high-value information to maximize worth and make content accessible anytime, anywhere, and anyway, has become the key to success in the content industry. Comtex provides content via superior technology platforms, which allow information to be distributed and updated with the lowest latency possible, in a consistent, compatible format. Comtex is also well known for its diligent and excellent record of customer care, and for providing a suite of comprehensive and responsive client services.

Comtex has also developed a line of proprietary stock trend alert products, marketed under the name “SmarTrend,” which are sold directly to consumers as well as through financial distributors. During the 2009 fiscal year, Comtex formed a wholly owned subsidiary, LeGarde Capital Management LLC, which has begun to use the SmarTrend technology for investing capital. Comtex has offices in Alexandria, Virginia; Boston, Massachusetts; and New York, New York.

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

Comtex has four categories of customers:

●          Co-Brands – Distributors who host financial and business oriented websites on behalf of large financial institutions and major corporations. Distributors electronically query Comtex computers every few seconds to retrieve and use Comtex news content to service their co-brand partners.

●          Databases - These clients have enormous repositories of information (news, market research, etc); their end-users log on to these systems, conduct complex searches, and are charged for usage. The database accounts also electronically query Comtex computers every few seconds to download Comtex data into their databases.

●          Per Seat/Enterprise Applications – These clients market to professional investors – either individuals (high net worth traders) or institutions (both buy side and sell side). Real-time news and information are paramount, so these clients typically use dedicated technology methods to make Comtex data available to their customers on a real time basis.

● Consumers – These clients subscribe to SmarTrend Alerts or SmarTrend Morning Call via the Internet and are active investors.

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

Comtex’s United States - based publishers/suppliers include:

●	Briefing.com
●	Business Wire
●	Dow Jones Commodity News Service
●	EDGAR Online
●	The Fly on the Wall
●	Knobias.com
●	McClatchy-Tribune Business News
●	Midnight Trader
●	PR Newswire
●	Thomson Financial/Nelsons Broker Summaries
●	United Press International
●	Vickers Stock Research Corporation
●	Wall Street Horizon
●	Zacks Investment Research

International publishers/suppliers include:

●	ABIX / Lexis Nexis
●	Al Bawaba
●	AllAfrica, Inc.
●	Asia Pulse
●	BBC World Monitoring
●	Datamonitor
●	EFE News Service
●	Global Information Network
●	Sinocast
●	Xinhua News Agency

Distributors

Contract terms with our distributors generally range from one to three years. Two customers (which are comprised of a series of subsidiaries under the control of a common parent company) accounted for approximately 15.2% and 15.1% of our annual revenues during fiscal year 2009. Comtex’s distributor/customer base includes:

■	Bloomberg
■	Dialog
■	Dow Jones MarketWatch
■	Factiva
■	The Gale Group / Cengage Learning
■	Global Tech Solutions
■	Interactive Data Real-Time Services
■	Lexis Nexis
■	Northern Light
■	Penson Worldwide, Inc.
■	Smartmoney.com
■	Sungard
■	Thomson Financial
■	Track Data
■	Zacks Investment Research

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

Technology infrastructure investments in fiscal 2009 included additional hardware and software development, both of which have continued to improve the reliability of our systems.

As available technology is developed, we continue to evaluate and adopt new approaches to improve reliability, decrease costs and deliver increasingly complex products using simpler methodologies.

Product Development

Several years ago, Comtex began development of a new product line based on a flagship product, Comtex SmarTrend® Alert, an automated pattern recognition system that generates up to 100 intraday uptrend or downtrend alerts each day, providing investors with a unique tool for evaluating equities and giving Comtex distributors a new product offering. The alerts are delivered with related news headlines when available, on more than 5,500 North American stocks included in the Comtex SmarTrend database.

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

Comtex now distributes unique, premium content generated by the SmarTrend Market Analytics Group, including:

●
SmarTrend Morning Call – a comprehensive daily market newsletter that examines proprietary SmarTrend market indicators, and reviews stocks whose movements have been directly linked to changes in the market. Morning Call also outlines key economic and business events expected to impact the movement of equity markets and highlights specific company announcements and earnings releases;

●
SmarTrend Market Commentary – including three daily market commentaries which report the latest happenings throughout the trading day, including: Opening Bell Comments, MidDay Market Recap, and Market Wrap-Up commentary;

●	SmarTrend Weekly Wrap-Up – every Friday following market close, the SmarTrend Market Analytics Group reports on the week’s market moving events and projected major events for the week ahead;

●	SmarTrend NewsWatch – articles highlighting major business and economic news throughout the day; and

●	SmarTrend Spotlights – articles highlighting trading alerts generated by the SmarTrend system.

Product development activities in addition to SmarTrend include quality assurance, content product enhancements and the development of proprietary new products. For the fiscal years ended June 30, 2009 and 2008 our product development costs were approximately $67,000 and $307,000, respectively. Expenses related to the design and development of our content processing systems and marketing tools are not included in these costs.

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

Employees

At June 30, 2009, we had 26 full-time employees. The employees are not members of a union and we believe employee relations are generally good.

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

Item 1A	RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

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

We Are Dependent On Cash Reserves.

For the fiscal year ended June 30, 2009 we had net cash use of $144,000, and our revenue base has been declining. Our ability to meet our liquidity needs on a long-term basis depends on our ability to generate sufficient revenues and cash to cover our current obligations. No assurance may be given that we will be able to maintain the revenue base or the size of profitable operations that may be necessary to achieve our long-term liquidity needs.

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

Our Common Stock Price Is Volatile, Fluctuates Significantly and Trades on a Sporadic Basis.

The trading price of our Common Stock has been, and probably will continue to be, subject to wide fluctuations and limited trading volume. The shares are traded on the OTCBB. The stock is not followed by any security analysts and has a limited and unpredictable number of market makers. During fiscal year 2009, the closing prices of our Common Stock ranged from $0.05 to $0.35. In addition to the foregoing, the stock price may also fluctuate in response to a number of events and factors, such as the following:
●	quarterly variations in operating results;
●	announcements of technological innovations or new products by us or our competitors;
●	the operating and stock price performance of other companies that investors may deem comparable; and
●	news reports relating to trends in our markets.

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

We anticipate that from time to time, we may consider acquisitions of assets or businesses that we believe may enable us to obtain complementary skills and capabilities, offer new services, expand our customer base or obtain other competitive advantages. Growth through acquisitions and/or mergers involves potential risks, including, but not limited to, the following:

●	diversion of management’s attention during the acquisition/merger process;
●	costs, delays and difficulties of integrating the acquired company’s operations, technology and personnel into our operations;
●	adverse affect on earnings due to amortizing any intangible assets acquired;
●	issuance of new equity securities that dilute the holdings of existing stockholders; and
●	uncertainty of working with new employees and customers.

Our Executive Officers and Directors Significantly Influence All Matters Requiring Stockholder Vote.

Our executive officers and directors, in the aggregate, beneficially own approximately 24% of our outstanding common stock. As a result, our executive officers and directors are able to significantly influence the outcome of all matters requiring approval by our stockholders, including the election of directors and approval of significant transactions. This concentration of ownership could delay, deter or prevent a change of control and could adversely affect the price that investors are willing to pay in the future for shares of our common stock.

We Have No Intention To Pay Dividends.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings for funding growth and, therefore, do not expect to pay any cash dividends in the foreseeable future.

Item 1B	Unresolved Staff Comments

None.

Item 2.	Description of Property

We own no real estate. We lease office space at 625 N. Washington Street in Alexandria, Virginia. We currently lease 4,000 square feet at a monthly expense of approximately $8,900, which lease will expire in January 2011. In addition, we sub-lease 3,100 rentable square feet of space in New York, New York, at a cost of approximately $9,800 per month, which lease will expire in March 2014. We also rent a corporate apartment in Old Town Alexandria under a month-to-month lease.

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Shares of our common stock, par value $.01 per share, which we refer to herein as Common Stock, are traded sporadically under the symbol CMTX on the Over-the-Counter Bulletin Board, or OTCBB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The range of high and low bid quotations for the Common Stock, as reported on the OTCBB, for each quarterly period during fiscal years 2009 and 2008 is shown below:

Fiscal Year Ended June 30, 2009	High	Low

First Quarter
(7/1 to 9/30/08)	0.32	0.16

Second Quarter
(10/1 to 12/31/08)	0.21	0.06

Third Quarter
(1/1 to 3/31/09)	0.08	0.05

Fourth Quarter
(4/1 to 6/30/09)	0.12	0.06

Fiscal Year Ended June 30, 2008	High	Low

First Quarter
(7/1 to 9/30/07)	0.25	0.18

Second Quarter
(10/1 to 12/31/07)	0.24	0.18

Third Quarter
(1/1 to 3/31/08)	0.25	0.17

Fourth Quarter
(4/1 to 6/30/08)	0.35	0.17

The approximate number of holders of record of our Common Stock as of September 14, 2009 was 484.

We have never declared or paid a cash dividend on our Common Stock and do not anticipate the declaration or payment of cash dividends to shareholders in the foreseeable future.

Set forth below is certain information as of June 30, 2009 regarding equity compensation plans for directors and executive officers of the Company that have been approved by stockholders. There are no equity compensation plans which are unapproved by stockholders. Please refer to Notes 8 and 9 to the consolidated financial statements for a description of the material features of our equity compensation plan.

Equity compensation plans approved by stockholders	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of securities remaining available for issuance under plan

1995 Stock Option Plan	2,133,460	$0.30	0

2003 Stock Option Plan	349,000	$0.28	750,000

Item 6.	Selected Financial Data.

Not required for smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Application of Critical Accounting Policies
Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. We believe the following critical accounting policies affect significant judgments, estimates and assumptions used in the preparation of the consolidated financial statements.

Revenue
Information services revenues (royalties and fixed fees) are recognized as services rendered based on contractual terms such as usage, fixed fee, percentage of distributor revenues or other pricing models. Start-up fee revenues, charges for implementation and initial integration support of our products, are recognized over the initial term of the contract pursuant to the SEC Staff Accounting Bulletin 104, Revenue Recognition in Financial Statements. Amounts received in advance of service performance are deferred and recognized over the service period. Certain royalty revenues are estimated based on prior usage reports and adjusted accordingly, based on reporting received from customers.

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

RESULTS OF OPERATIONS

Comparison of the Fiscal Year ended June 30, 2009 to the Fiscal Year ended June 30, 2008

During the year ended June 30, 2009, our revenues were approximately $6,402,000, compared with revenues of approximately $7,070,000 for the year ended June 30, 2008. Revenues consisted primarily of royalty revenues and fees from the licensing of content products to information distributors. Net income for the year ended June 30, 2009 decreased to approximately $92,000, from net income of approximately $713,000 for the year ended June 30, 2008, a decrease of approximately $621,000. The decrease in net income primarily resulted from reductions in revenues as related to current economic conditions and consolidations of our customer base.

Two of the Company’s customers (which are comprised of a series of subsidiaries under the common control of a parent company) individually accounted for approximately 15.2% and 15.1% of revenue for the fiscal year ended June 30, 2009 and these customers accounted for approximately 16.3% and 14.8% of revenues for the fiscal year ended June 30, 2008. The Company maintains reserves on accounts receivable and to date for fiscal years ended June 30, 2009 and 2008 credit losses have not exceeded management’s expectations.

Cost of revenues consisted primarily of content licensing fees and royalties to content providers, depreciation expense on production software, and data communication costs for the delivery of products to customers. The cost of revenues for the year ended June 30, 2009 was approximately $2,292,000, a decrease of approximately $318,000, or 12.2%, from the cost of revenues for the year ended June 30, 2008. This decrease was primarily due to decreased revenues and a decrease in royalty usage fees, renegotiation of fixed costs associated with certain content providers, and a decrease in software amortization expense.

The gross profit for the year ended June 30, 2009 was approximately $4,109,000, a decrease of approximately $351,000, or 7.9%, from the prior fiscal year. The gross margin percentage increased for the year ended June 30, 2009, to approximately 64.2% from approximately 63.1% in the prior fiscal year.

Total operating expenses for the year ended June 30, 2009 were approximately $4,022,000 representing an approximate $310,000, or 8.4%, increase in operating expenses from the year ended June 30, 2008. This increase in expenses resulted from an increase in salaries for the sales/marketing and technical operations staff.

Technical operations and support expenses during the year ended June 30, 2009 increased approximately $107,000, or 7.7%, from those incurred during the year ended June 30, 2008. This increase resulted from the relocation of our collocation facilities and an increase in technology department salaries and related expenses.

Sales and marketing expenses increased by approximately $181,000, or 28.7% for year ended June 30, 2009 compared to the prior year. The increase was the result of higher sales and marketing personnel and related expenses and an increase the use of outside consultants for development of marketing tools.

General and administrative expenses for the year ended June 30, 2009 decreased approximately $26,000, or 1.6%, compared to the prior fiscal year. The decrease was mainly due to effects of a revision to our allowance for bad debts account slightly offset by an increase in stock-based compensation expense.

Stock-based compensation expense for the year ended June 30, 2009 was approximately $35,000, compared to $3,000 for the year ended June 30, 2008. Stock-based compensation increased due to the issuance of stocks and the forfeiture of outstanding options by Mr. Brian as related to the terms of his employment agreement.

Depreciation and amortization expense for the year ended June 30, 2009 was approximately $119,000, or 40.8%, higher than depreciation and amortization expense for the prior fiscal year. The increase was mainly due to technology upgrades.

Other income, net of other expenses, for the year ended June 30, 2009 was approximately $17,000, compared to approximately $30,000 of other expenses, net of other income for the year ended June 30, 2008. This change was mainly attributable to securities gains achieved in 2009 compared to securities losses incurred in 2008.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

For the year ended June 30, 2009, we had operating income of approximately $87,000 and net income of approximately $92,000. At June 30, 2009, we had working capital of approximately $1,390,000, compared to working capital of approximately $1,388,000 at June 30, 2008. Stockholders’ equity increased to approximately $1,953,000 at June 30, 2009 from $1,826,000 at June 30, 2008. The increases in working capital and stockholders’ equity were primarily attributable to net income earned during fiscal 2009.

We had cash and cash equivalents of approximately $1,377,000 at June 30, 2009, compared to approximately $1,521,000 at June 30, 2008. For the year ended June 30, 2009, the Company used approximately $144,000 in cash. Contributing to the decrease in cash was an investment in PastFuture, Inc., the owner of the gdgt.com website, and the relocation of the New York office.

We made capital expenditures of approximately $109,000 during the year ended June 30, 2009, primarily for upgrades of computer and communications equipment, along with leasehold improvements for the New York office space.

The Company’s future contractual obligations and commitments as of June 30, 2009 were as follows:

	Contractual Obligations
	2010	2011	2012	2013	2014	Total
Operating Leases	$280,725	$238,494	$130,992	$127,216	$97,790	$875,217

Total	$280,725	$238,494	$130,992	$127,216	$97,790	$875,217

Currently we are dependent on our cash reserves to fund operations. We have the option available to use accounts receivable financing through our ongoing banking financing agreement. Although we recorded net income for the fiscal years ended June 30, 2009 and June 30, 2008 our revenue base has seen some erosion. Considering the possible continued erosion of revenue due to continuing market conditions, without an infusion of capital, the Company could be at risk of being unable to generate sufficient liquidity to meet its obligations. The Company utilized and will continue to utilize its bank financing agreement, should the need arise, to meet its liquidity needs. Further corporate consolidation or sustained market deterioration affecting our customers could impair our ability to generate such revenues. No assurance may be given that we will be able to maintain the revenue base or the profitable operations that may be necessary to achieve our liquidity needs.

EBITDA, excluding the effects of stock-based compensation as defined below, was approximately $241,000 for year ended June 30, 2009 compared to EBITDA of approximately $835,000 for the year ended June 30, 2008. The decrease in EBITDA during the year ended June 30, 2009 compared to the prior year was the result of reduced net income.

The table below shows the reconciliation between net income and EBITDA:

	Fiscal Year Ended June 30,
	2009	2008

Net Income	$92	$713
Stock-based compensation	35	3
Depreciation and Amortization	119	84
Other Expense, Net	(17)	30
Income Taxes	12	5
EBITDA	$241	$835

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

SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of selected quarterly results of operations for the years ended June 30, 2009 and 2008.

	Quarter Ended:

	30-Sep-08	31-Dec-08	31-Mar-09	30-Jun-09
Revenues	$1,662,248	$1,653,364	$1,492,475	$1,593,431
Gross Profit	1,020,515	1,174,713	885,161	1,028,703
Net Income (Loss)	25,063	47,379	(33,159)	52,643

Net Income per share, basic	$—	$—	$—	$—
Shares used in per share calculation, basic	15,294,200	15,446,374	15,446,374	15,446,374

Net Income per share, diluted	$—	$—	$—	$—
Shares used in per share calculation, diluted	15,562,438	15,449,855	15,446,374	15,446,374

	Quarter Ended:

	30-Sep-07	31-Dec-07	31-Mar-08	30-Jun-08
Revenues	$1,855,521	$1,800,258	$1,769,940	$1,644,647
Gross Profit	1,143,561	1,164,744	1,148,678	1,002,850
Net Income (Loss)	242,458	267,951	243,876	(40,800)

Net Income per share, basic	$0.02	$0.02	$0.02	$—
Shares used in per share calculation, basic	15,294,200	15,294,200	15,294,200	15,294,200

Net Income per share, diluted	$0.02	$0.02	$0.02	$—
Shares used in per share calculation, diluted	15,462,061	15,462,541	15,460,300	15,294,200

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Comtex News Network, Inc.

We have audited the accompanying consolidated balance sheets of Comtex News Network, Inc., (the “Company”) as of June 30, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Comtex News Network, Inc. at June 30, 2009 and 2008, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

TURNER, STONE & COMPANY, L.L.P
Dallas, Texas

September 25, 2009

COMTEX NEWS NETWORK, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30

	2009	2008
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$1,376,634	$1,520,831
Investment in Marketable Securities	53,318	—
Accounts Receivable, Net of Allowance for Doubtful Accounts of $66,274 and $115,396, respectively	835,362	848,840
Prepaid Expenses	5,647	25,097

TOTAL CURRENT ASSETS	2,270,961	2,394,768

PROPERTY AND EQUIPMENT, NET	385,293	394,927
INVESTMENTS	106,426	6,426
DEPOSITS AND OTHER ASSETS	71,928	43,253

DEFERRED INCOME TAX ASSET, NET OF VALUATION ALLOWANCE OF $1,723,021 and $1,782,909, respectively	—	—

TOTAL ASSETS	$2,834,608	$2,839,374

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts Payable and Other Accrued Expenses	$588,896	$833,175
Accrued Payroll Expenses	197,340	159,208
Deferred Revenue	95,028	20,574

TOTAL LIABILITIES	881,264	1,012,957

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.01 Par Value - Shares Authorized:
5,000,000: No Shares issued and outstanding	—	—
Common Stock, $0.01 Par Value - Shares Authorized:
25,000,000: Shares issued and outstanding 15,794,200 and 15,294,200, respectively	157,942	152,942
Additional Paid-In Capital	13,596,637	13,566,637
Accumulated Deficit	(11,801,235)	(11,893,162)

Total Stockholders’ Equity	1,953,344	1,826,417

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,834,608	$2,839,374

The accompanying “Notes to Consolidated Financial Statements” are an integral part of these consolidated financial statements.

COMTEX NEWS NETWORK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended June 30,
	2009	2008
Revenues	$6,401,518	$7,070,366

Cost of Revenues (including depreciation and amortization expense of $0 and $14,154, respectively)	2,292,426	2,610,532
Gross Profit	4,109,092	4,459,834

Operating Expenses
Technical Operations and Support (inclusive of stock-based compensation of $0 and $1,182, respectively)	1,490,641	1,384,115
Sales and Marketing (inclusive of stock-based compensation of $0 and $1,684, respectively)	812,237	631,404
General and Administrative (inclusive of stock-based compensation of $35,000 and $431, respectively)	1,600,300	1,625,882
Depreciation and Amortization	118,871	70,264
Total Operating Expenses	4,022,049	3,711,665

Operating Income	87,043	748,169

Other Income (Expense), Net
Interest Income	11,441	37,394
Realized and Unrealized Gain (Loss) on Marketable Securities	4,626	(65,157)
Other Income (Expense)	874	(2,138)
Total Other Income (Expense), net	16,941	(29,901)

Income Before Provision for Income Taxes	103,984	718,268

(Provision) for Federal and State Income Taxes	(35,354)	(247,367)
Tax Benefit of Net Operating Loss Carry forward	23,297	242,585

Net Income	$91,927	$713,486

Basic Earnings Per Common Share	$0.01	$0.05

Weighted Average Number of Common Shares	15,583,241	15,294,200

Diluted Earnings Per Common Share	$0.01	$0.05

Weighted Average Number of Shares Assuming Dilution	15,601,404	15,489,755

The accompanying “Notes to Consolidated Financial Statements” are an integral part of these consolidated financial statements.

COMTEX NEWS NETWORK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Shares Outstanding
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 30, 2007	15,294,200	$152,942	$13,563,340	$(12,606,648)	$1,109,634

Stock-based compensation	—	—	3,297		3,297
Net Income	—	—	—	713,486	713,486

Balance at June 30, 2008	15,294,200	152,942	13,566,637	(11,893,162)	1,826,417

Stock-based compensation	500,000	5,000	30,000	—	35,000
Net Income	—	—	—	91,927	91,927

Balance at June 30, 2009	15,794,200	$157,942	$13,596,637	$(11,801,235)	$1,953,344

The accompanying “Notes to Consolidated Financial Statements” are an integral part of these consolidated financial statements.

COMTEX NEWS NETWORK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended June 30,
	2009	2008
Cash Flows from Operating Activities:
Net Income	$91,927	$713,486
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and Amortization	118,871	84,418
Allowance for Doubtful Accounts	(49,122)	44,530
Realized and Unrealized (Gain) Loss on Marketable Securities	(4,626)	65,156
Stock-Based Compensation	35,000	3,297
Changes in Assets and Liabilities:
Accounts Receivable	62,600	38,284
Prepaid Expenses	19,450	(9,271)
Purchase of Marketable Securities	(48,692)	(1,258,181)
Proceeds from Sale of Marketable Securities	—	1,716,327
Deposits and Other Assets	(28,675)	—
Accounts Payable and Other Accrued Expenses	(244,279)	(80,651)
Accrued Payroll Expenses	38,132	(38,712)
Deferred Revenue	74,454	(8,231)
Net Cash Provided By Operating Activities	65,040	1,270,452

Cash Flows from Investing Activities:
Purchase of Investments	(100,000)	—
Purchase of Property and Equipment	(109,237)	(300,589)
Net Cash (Used in) Investing Activities	(209,237)	(300,589)

Cash Flows from Financing Activities:
(Decrease) in Broker Margin Account	—	(30,163)
Net Cash (Used in) Financing Activities	—	(30,163)

Net (Decrease) Increase in Cash and Cash Equivalents	(144,197)	939,700

Cash and Cash Equivalents at Beginning of Year	1,520,831	581,131
Cash and Cash Equivalents at End of Year	$1,376,634	$1,520,831

The accompanying “Notes to Consolidated Financial Statements” are an integral part of these consolidated financial statements.

COMTEX NEWS NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE COMPANY

Comtex News Network, Inc. (the “Company” or “Comtex”), is a leading wholesaler of electronic real-time news and content to major financial and business information distributors. Comtex enhances and standardizes news and other content received from newswire services and publishers in order to provide editorially superior and technically uniform products to its customers. The customers then package, integrate and distribute these products to their end-users. Comtex processes unique real-time news stories each day. Processing includes adding stock ticker symbols, indexing by keyword and category, and converting the diverse publisher materials and formats received into XML, the industry standard delivery format.

Consistent with standard practice in the information aggregation industry, the Company generally has renewable long-term contractual relationships with those information providers and information distributors with which it does business. The Company generates revenues primarily from charges to distributors for the licensing of enhanced content, including CustomWires, TopNews products and publishers’ full feeds. Distributor licenses typically consist of minimum royalty commitments and fixed fees for data communications and support. Royalties are based upon the customers’ business and revenue models such that success in their chosen markets generates increasing revenues for the Company. Fees and royalties from information distributors comprise the majority of the Company’s revenues. Fees and royalties due to information providers, along with telecommunications costs and employee payroll costs, comprise the majority of the Company’s costs and expenses. During the 2009 fiscal year, Comtex formed a wholly owned subsidiary, LeGarde Capital Management LLC, whose financial results were not material to the Company’s fiscal 2009 financial performance. Intercompany transactions have been eliminated. The Company operates and reports in one segment, information services.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the general accounts of the Company and its wholly owned subsidiary, LeGarde Capital Management, LLC, which has a fiscal year end of June 30. All significant intercompany accounts, balances and transactions have been eliminated in the consolidation.

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

Cash Credit Risk

The Company maintains deposits in several financial institutions. The Federal Deposit Insurance Corporation provides coverage for accounts of up to $250,000 through December 31, 2013. In addition certain funds are held in brokerage accounts which are insured by SIPC and additional private coverage totaling $1 million. At June 30, 2009, approximately $393,000 of the Company’s cash was in excess of insured limits.

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

Research and Development

The Company conducts ongoing research and development in the areas of product enhancement and quality assurance. Such costs are expensed as incurred. Product development costs for the fiscal years ended June 30, 2009 and 2008 were approximately $67,000 and $307,000, respectively, and are included in technical operations and support in the consolidated statements of operations.

Advertising

The Company engages in advertising and promotional activities to promote its products and services. Advertising costs are expensed as incurred. Advertising costs for the fiscal years ended June 30, 2009 and 2008 were approximately $19,000 and $30,000, respectively and are included in sales and marketing in the consolidated statements of operations.

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

Other Investments

In general, investments in which the Company owns less than 20% are accounted for on a cost basis, and investments in which the Company owns 20% to 50% of the voting stock or otherwise exercises significant influence over the investee would be accounted for using the equity method of accounting. During the year ended June 30, 2009, the Company purchased 500,000 shares of Series A Preferred Stock (the “Preferred Stock”) of PastFuture, Inc. (“PFI”), a privately held company which developed and maintains an advertising-based internet ‘social gadget’ website for individuals to post their evaluation and experience with new electronic devices. The shares of Preferred Stock purchased by the Company are convertible, and have a non-cumulative dividend rate of 8% calculated on the invested dollar amount. The shares represent approximately 18% of the total shares of Series A Preferred, and vote on a one to one basis with the common stockholders. The Company’s Series A shares represent approximately 4.5% of the total voting shares of PFI. In addition, a combination of the common stockholders and the Series A Preferred stockholders were granted the right to elect two directors out of a total of five. The Company’s President and CEO, Chip Brian, was elected to serve as one of these two directors. Management does not believe the Company has the ability to exercise significant influence over PFI and has accounted for its investment in the Series A Preferred shares at cost.

Software for Internal Use

The Company capitalizes certain costs incurred in the development of internal use software pursuant to the provisions of AICPA Statement of Position No. 98-1 (“SOP 98-1”), Accounting for the Costs of Computer Software for Internal Use. In accordance with SOP 98-1, the Company capitalizes internal software development costs incurred during the application development stage. Software development costs incurred prior to or subsequent to the application development stage are expensed as incurred.

Impairment of Long-Lived Assets

The Company evaluates, on a quarterly basis, long-lived assets to be held and used, including capitalized software, for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The evaluation is based on certain impairment indicators, such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If these impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, then an estimate of the discounted value of expected future operating cash flows is used to determine whether the asset is recoverable and the amount of any impairment is measured as the difference between the carrying amount of the asset and its estimated fair value. The fair value is estimated using valuation techniques such as market prices for similar assets or discounted future operating cash flows.

Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company adopted FIN 48 effective July 1, 2007 and determined the adoption to have no effect on results of operations or financial position at or for the year ended June 30, 2009 or 2008. The Company will record any future penalties and tax related interest expense as a component of provision for income taxes.

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the period in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when the Company cannot make the determination that it is more likely than not that some portion or all of the related tax asset will be realized. The effective tax rate for year ended June 30, 2009 is higher than the anticipated statutory rate because the Company records state income taxes on a cash basis.

Stock-based Compensation

Prior to fiscal year ended June 30, 2006, the Company accounted for stock-based employee compensation under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations and provided the required pro forma disclosures under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”). On December 16, 2004, FASB issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB No. 25 and generally requires that such transactions be accounted for using a fair-value-based method. Comtex adopted this standard on its effective date, July 1, 2005.

The Company accounts for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments based on the fair value of the equity instruments issued, in accordance with the Emerging Issues Task Force (“EITF”) Issue 96-18, Accounting for Equity Instruments That Are Issued To Other Than Employees For Acquiring, or in Conjunction With Selling Goods or Services.

Risks and Uncertainties

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable. The Company periodically performs credit evaluations of its customers’ financial condition and generally does not require collateral on accounts receivable. For the fiscal year ended June 30, 2009, two of the Company’s customers accounted for approximately 15.2% and 15.1% of gross revenues and as of June 30, 2009, the accounts receivable from these customers accounted for 20.5% and 19.2% of gross accounts receivable. For the fiscal year ended June 30, 2008, these customers accounted for approximately 16.3% and 14.8% of gross revenues. The Company maintains reserves on accounts receivable and to date credit losses have not exceeded management’s expectations.

Earnings per Common Share

Earnings per common share is presented in accordance with the provisions of SFAS No. 128, “Earnings Per Share” (“EPS”). Basic EPS excludes dilution for potentially dilutive securities and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Diluted EPS was equal to basic EPS for the fiscal year ended June 30, 2009. Diluted net income per common share for the fiscal year ended June 30, 2009 does not include the effects of options to purchase approximately 2.5 million shares as the inclusion of these options would have been anti-dilutive. Diluted EPS for the fiscal year ended June 30, 2009 does not include the effects of options to purchase approximately 2.2 million shares due to the options’ exercise prices being greater than the average market price of the Company’s common shares during the respective period.

Fair Value of Financial Instruments

Accounts receivable, accounts payable and other accrued expenses and other current assets and liabilities are carried at amounts which reasonably approximate their fair values because of the relatively short maturity of those instruments.

Financial Accounting Standards Board (FASB) Statement No. 157, Fair Value Measurements, establishes a framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under FASB Statement No. 157 are described as follows:

Level 1	Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2	Inputs to the valuation methodology include:

	-	quoted prices for similar assets or liabilities in active markets;

	-	quoted prices for identical or similar assets or liabilities in inactive markets;

	-	inputs other than quoted prices that are observable for the asset or liability;

	-	inputs that are derived principally from or corroborated by observable market data by correlation or other means.

If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

Following is a description of the valuation methodologies used for Company assets measured at fair value.

Cash and cash equivalents: Cash and cash equivalents are stated at cost plus accrued interest, which approximate fair value. Cash equivalents are high-quality, short-term money market instruments with an original maturity of three months or less and consist of time deposits with U.S. commercial banks and money market fund investments.

Marketable securities: Marketable securities are bought and held principally for the purpose of selling them in the near term and are classified as trading securities. Trading securities are recorded at fair value, with the change in fair value during the period reported as realized and unrealized gain (loss) on marketable securities and included in earnings.

The preceding methods described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. The following table sets forth by level, within the fair value hierarchy, the Company’s assets at fair value as of June 30, 2009:

Assets at Fair Value as of June 30, 2009

	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$1,376,634	$—	$—	$1,376,634
Marketable securities	53,318	—	—	53,318
	$1,429,952	$—	$—	$1,429,952

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized and disclosed at fair value in the financial statements on a recurring basis (as disclosed above).

Subsequent Events

In preparing the consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after June 30, 2009, up until the issuance of the financial statements, which occurred on or about September 25, 2009.

Reclassifications

For comparability, certain 2008 amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2009.

Recent Accounting Pronouncements

During the year ended June 30, 2009, there were several new accounting pronouncements issued by FASB, the most recent of which was SFAS No. 168. The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.

3.	RELATED PARTY TRANSACTIONS

None.

4.	MARKETABLE SECURITIES

At June 30, 2009 the Company held $53,318 of marketable securities, and realized gains for the fiscal year were $4,626. The Company held no marketable securities at June 30, 2008 and recorded a realized loss of $65,156 in 2008. Realized gains and losses are determined based on the specific identification method.

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30:

	2009	2008

Computer Equipment	$1,668,319	$1,636,159

Furniture and Fixtures	97,503	64,868

Purchased Software and Software Development	2,533,931	2,532,309
Leasehold Improvements	42,820
Other Equipment	8,499	8,499
	4,351,072	4,241,835
Less Accumulated Depreciation and Amortization	(3,965,779)	(3,846,908)
Property and Equipment, Net	$385,293	$394,927

6.	BANK FINANCING AGREEMENT

In December 2003, the Company entered into an Accounts Receivable Purchase Agreement with a bank (the “Financing Agreement”), which provides for a revolving line of credit of up to $1 million collateralized by the Company’s accounts receivable. At June 30, 2009, no amount was due to the bank for advances under the Financing Agreement. The outstanding agreement provides for total available credit of $800,000, with interest at prime plus one or two percent depending on the credit worthiness of the customer. This facility expires on December 24, 2009.

7.	INCOME TAXES

Income taxes included in the Consolidated Statements of Operations consist principally of state income taxes and local franchise taxes. The tax provision differs from the amounts computed using the statutory federal income tax rate as follows:

	2009	2008
Provision at statutory federal income tax rate	34.0%	34.0%
Benefit of NOL	(34.0)%	(34.0)%
Provision - state income tax	11.6%	4.0%
Permanent items	9.6%	1.1%
Other adjustments	0.0%	1.5%
Other Change in valuation allowance	(9.6)%	(5.5)%
Effective income tax rate	11.6%	1.1%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes.

Significant components of the deferred tax assets and liabilities as of June 30, 2009 and 2008, were as follows:

	2009	2008
Deferred tax assets:
Depreciation	$201,464	$166,282
Net operating loss carryforwards	1,053,196	1,190,474

Allowance for bad debts	25,184	43,851

Options to executives	324,851	311,550

Accruals	57,425	38,172

AMT credit carryforwards	3,605	5,180

Capital loss carryforwards	25,642	27,400

Charitable contributions	31,654	—
Total deferred tax assets	$1,723,021	$1,782,909

Less: Valuation allowance	(1,723,021)	(1,782,909)

Net deferred tax asset (liability)	$—	$—

The Company has a net operating loss (“NOL”) carryforward available to offset future taxable income of approximately $2,772,000 as of June 30, 2009. The net change in valuation allowance during 2009 was a decrease of approximately $60,000. The NOL’s expire in the years 2021 through 2024. Utilization of these net operating losses may be subject to limitations in the event of significant changes in stock ownership of the Company.

In assessing the realizability of its net deferred tax assets, management considers whether it is more likely than not that some portion or all of the net deferred tax assets are realizable. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of June 30, 2009, the Company provided a full valuation allowance of approximately $1,723,000 against its net deferred tax assets.

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

Effective July 1, 2005, the Company adopted Statement 123(R), which requires the measurement and recognition of compensation expense for all stock-based payments made to employees, including employee stock option, performance share, performance unit, restricted stock and restricted unit awards based on estimated fair value. The Company previously applied the provisions of APB 25 and related interpretations and provided the required pro forma disclosures under Statement 123.

The Company is using the modified prospective transition method. Under this method, compensation cost recognized for the fiscal years ended June 30, 2009 and 2008 includes: (a) compensation costs for all share based payments granted prior to, but not yet vested as of July 1, 2005, based on grant-date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of 123(R). Results for prior periods have not been restated. As a result of adopting Statement 123(R) on July 1, 2005, the Company’s income before income taxes and net income for the fiscal years ended June 30, 2009 and 2008 was $0 and $3,297, respectively, lower than if it had continued to account for share-based compensation under APB Opinion 25. Basic earnings per share would have been $0.01 and $0.05 for the fiscal years ended June 30, 2009 and 2008, had the Company not adopted SFAS 123(R) compared to $0.01 and $0.05, respectively, for basic income per share with the adoption. The adoption of Statement 123(R) had no effect on cash flow from operations and cash flow from financing activities for the years ended June 30, 2009 and 2008.

Information with respect to stock options under the 2003 and 1995 Plans is as follows:

	2009		2008
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	3,248,126	$0.30	3,265,259	$0.30
Granted	—	—	—	—
Reinstated	—	—	—	—

Exercised	—	—	—	—
Expired/ Forfeited	(765,666)	0.34	(17,133)	0.25
Outstanding at end of year	2,482,460	0.30	3,248,126	0.30
Options exercisable at end of year	2,482,460	0.29	3,248,126	0.30
Weighted average fair value of options granted	$—		$—

The following table summarizes information about the stock options outstanding at June 30, 2009:

Outstanding				Exercisable
Exercise Price	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Number of Shares	Weighted- Average Exercise Price
$0.10-0.63	2,443,460	$0.25	5.2	2,443,460	$0.25
$1.50-1.81	19,500	$1.65	0.8	19,500	$1.65
$2.05-4.88	19,500	$3.04	0.9	19,500	$3.04
	2,482,460			2,482,460

As of June 30, 2009, 2,482,460 stock option grants had vested. Of this total, 1,636,560 were granted prior to July 1, 2005, and 845,900 were granted subsequent to July 1, 2005. In the fiscal year ended June 30, 2009, no options were exercised. The weighted average remaining contractual term for stock options that were outstanding as of June 30, 2009 was approximately 5.2 years.

In the fiscal years ended June 30, 2009 and June 30, 2008, the Company did not issue any stock options.

As of June 30, 2009, the Company had one share-based plan, which is described above. The 1995 plan expired as of October 12, 2005. The compensation cost charged against income for this plan for fiscal years ended June 30, 2009 and 2008 were $0 and $3,297, respectively. These amounts include (a) $0 and $7, for fiscal year 2009 and 2008, respectively, of compensation costs for all share based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of Statement 123, and (b) $0 and $3,290 for fiscal years 2009 and 2008, respectively, of compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of 123(R). No income tax benefits are recognized in the consolidated statement of operations for share-based arrangements due to the utilization of federal and state net operating loss carryforwards.

Stock-based compensation costs are allocated in operating expense categories as follows:

	For the Year Ended June 30,
	2009	2008
Technical Operations & Support	$—	$1,182
Sales & Marketing	—	1,684
General & Administrative	35,000	431
Total Stock-based Compensation costs	$35,000	$3,297

As of June 30, 2009, there was no compensation cost related to non-vested awards.

9.	EMPLOYEE STOCK PURCHASE PLAN

In December 1997, stockholders approved the 1997 Employee Stock Purchase Plan. The Company has 600,000 shares reserved for issuance under the Plan as of June 30, 2009. The purpose of the Plan is to secure for the Company and its stockholders the benefits of the incentive inherent in the ownership of Common Stock by present and future employees of the Company. The Plan is intended to comply with the terms of Section 423 of the Internal Revenue Code of 1986, as amended, and Rule 16b-3 of the Securities Exchange Act of 1934. Under the terms of the Plan individual employees may pay up to $10,000 per calendar year for the purchase of the Company’s common shares at 85% of the determined market price.

10.	SUPPLEMENTARY CASH FLOW INFORMATION

Interest

The Company did not make any payments for interest for the fiscal years ended June 30, 2009 and 2008.

Income Taxes

The Company made payments for income taxes of approximately $12,000 and $5,000 for the fiscal years ended June 30, 2009 and 2008, respectively.

Allowance for Doubtful Accounts

The following table summarizes activity in the allowance for doubtful accounts:

	Fiscal Years Ended June 30,
	2009	2008
Beginning Balance	$115,396	$115,396
Additions – charged to operating expenses	28,950	44,530
Write-Offs	(28,950)	(44,530)
Balance Adjustment	(49,122)	—
Balance at End of Year	$66,274	$115,396

11.	COMMITMENTS AND CONTINGENCIES

The Company leases office space and certain equipment under non-cancelable operating leases that expire at various dates through April 2014. The leases require fixed escalations and payment of property taxes, insurance and maintenance costs.

The future minimum rental commitments under operating leases are as follows:

Fiscal year ending June 30,	Minimum Rental Commitments
2010	$280,725
2011	238,494
2012	130,992
2013	127,216
2014	97,790
$875,217

Rent expense, included in general and administrative expenses, under all operating leases totaled approximately $293,000 and $273,000 for the fiscal years ended June 30, 2009 and 2008, respectively.

On October 31, 2008, Comtex News Network, Inc. (the “Company”) entered into a new employment agreement (the “Agreement”) with its President and Chief Executive Officer, Mr. Chip Brian (the “Officer”). The Agreement is for a two-year term, effective October 1, 2008, and may be extended by written agreement between the parties. The Officer will receive an annual base salary of $235,000, to be increased to $250,000 on October 1, 2009. The Officer is eligible for annual and incentive bonuses, and is eligible to participate in Company-sponsored employee benefit plans.

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

The Company has a 401(k) plan available to all full-time employees who meet a minimum service requirement. Employee contributions are voluntary and are determined on an individual basis with a maximum annual amount equal to the maximum amount allowable under federal tax regulations. All participants are fully vested in their contributions. The 401(k) plan provides for discretionary Company contributions. The Company did not make any contributions during the fiscal years ended June 30, 2009 and 2008.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Under the supervision, and with the participation of management, including our Chief Executive Officer and Corporate Controller, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) at the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Corporate Controller concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal year 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Our system of internal control is designed under the supervision of management, including our Chief Executive Officer and Principal Accounting Officer, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the Company’s consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are made only in accordance with the authorization of management and the Board of Directors of the Company and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with policies and procedures may deteriorate.

As of June 30, 2009, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management believes that the Company’s internal control over financial reporting as of June 30, 2009 is effective using these criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers, and Corporate Governance Compliance

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

The business experience for the past five years of each of Comtex’s directors and executive officers is as follows:

C.W. GILLULY, Ed.D., 63, has served as a director of the Company since 1992. He served as President from June 1992 until September 1997, as Chairman of the Board from June 1992 until December 2002 and from February 2004 until the present, as Vice-Chairman from December 2002 through June 2003 and as interim Chief Executive Officer from February 2004 until November 2006. Dr. Gilluly has served as Chairman of the Board and President of AMASYS Corporation and its predecessor, Infotechnology, Inc., since June 1992. Dr. Gilluly also served as a director of Analex Corporation until March 2003, and as a director of Mobile Nation, Inc., from October 2003 through June 2008.

WILLIAM J. HOWARD, 62, has served as a director of the Company since January 2003. Mr. Howard has extensive experience in journalism and is currently President of Visitors TV Network, the premiere producer of hotel and destination videos in the United States. Mr. Howard has also participated in real estate development and the restoration of historical sites. In Maryland, he has received Governor’s Citations from three different governors for his community service work, particularly in Talbot County.

ROBERT J. LYNCH, JR., 76, has served as a director of the Company since January 2003. Mr. Lynch has been President of American & Foreign Enterprises, Inc. (“AFE”), an investment firm, for more than 20 years. Among its many enterprises, AFE is partnered with Hochtief, A.G., Germany’s largest engineering/construction group. AFE has worked with international investment banks such as Goldman Sachs & Co., BV Bank of Munich and Citibank. Mr. Lynch has been a director of many public companies including AMASYS, Dames & Moore, Data Broadcasting Corporation, and Turner Construction Company. Mr. Lynch also serves as a director of IX Energy, a solar and renewable energy solutions provider.

ERIK HENDRICKS, 65, has served as a director of the Company since 1991. Now retired, Mr. Hendricks served as the Executive Director and Chief Operating Officer of the Pennsylvania Society for the Prevention of Cruelty to Animals, a non-profit humane society, for more than twenty five years.

PIETER VANBENNEKOM, 64, has served as a director of the Company since February 2004. Mr. VanBennekom has extensive experience in the news, information and publishing industries and has worked with Progressive Business Publications, Inc. (“PBP”) a diversified business information services publishing company, since 1994. He joined PBP as Senior Editor, became Group Publisher in 1996 and was promoted to Editorial Director, in 1998. Prior to joining PBP, Mr. VanBennekom worked with the worldwide wire service United Press International (“UPI”) for more than 20 years, where his final position was President and CEO.

Executive Officers

The following table contains information as of June 30, 2009 as to the executive officers of the Company who are not also directors of the Company:

Name	Age	Office Held With Company

Chip Brian	38	President and Chief Executive Officer

Kathy Ballard	58	Vice President, Operations

Paul Sledz	51	Controller and Treasurer

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

Meetings of the Board of Directors

The Board of Directors held a total of seven meetings during the Company’s fiscal year ended June 30, 2009. Each director attended in person or telephonically at least 80% of the meetings held.

Committees of the Board of Directors

The Audit Committee

The Audit Committee, which held five meetings during fiscal year 2009, is comprised of Messrs. Lynch, Howard and VanBennekom. The Audit Committee selects and engages our independent registered public accounting firm, reviews and evaluates our audit and control functions, reviews the results and scope of the audit and other services provided by our independent registered public accounting firm, and performs such other duties as may from time to time be determined by the Board of Directors. The Board of Directors has determined that Mr. Lynch is an “audit committee financial expert.” Each of Mr. Lynch, Mr. Howard and Mr. VanBennekom is an “independent director” as defined in Rule 4200 of the Marketplace Rules of NASDAQ.

Report of the Audit Committee of the Board of Directors

The Audit Committee has issued a report that states as follows:

We have reviewed and discussed with management the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2009;

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

Based on the review and discussions referred to above, we recommend to the Board of Directors that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

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

The Compensation Committee

The Compensation Committee of the Board of Directors, which held five meetings during fiscal year 2009, is comprised of Messrs. Howard, Hendricks, Lynch, and VanBennekom. The Compensation Committee evaluates management’s recommendations and makes its own recommendations to the Board of Directors concerning the compensation of the Company’s executive officers. It is also responsible for the formulation of the Company’s executive compensation policy and the research, analysis and subsequent recommendation regarding the administration of the Company’s 1995 Stock Option Plan, which expired in October 2005, and the 2003 Stock Incentive Plan.

Compliance with Internal Revenue Code Section 162(M)

Section 162(m) of the Internal Revenue Code disallows a tax deduction to publicly held companies for compensation paid to certain of their executive officers, to the extent that compensation, whether payable in cash or stock, exceeds $1 million per covered officer in any fiscal year. The limitation applies only to compensation that is not considered to be performance-based. Non-performance-based compensation paid to our executive officers for the 2009 fiscal year did not exceed the $1 million limit per officer, and the Compensation Committee does not anticipate that any non-performance-based compensation payable to the executive officers for the 2009 fiscal year will exceed that limit. Because it is unlikely that the actual compensation payable to any of our executive officers in the foreseeable future will approach the $1 million limit, the Compensation Committee has decided at this time not to take any action to limit or restructure the elements of cash compensation payable to the executive officers. The Compensation Committee shall reconsider this decision should the individual cash compensation of any executive officer ever approach the $1 million level.

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

The Executive Committee

The Executive Committee of the Board of Directors, which held no meetings during fiscal year 2009, is comprised of Messrs. VanBennekom, Hendricks and Lynch. The Executive Committee is chartered to act in place of the full Board between Board meetings, if actions are required, and to fulfill the function of reviewing any initial merger and acquisition and/or partnering proposals.

The Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee of the Board of Directors, which held no meetings during fiscal year 2009, is comprised of Messrs. Hendricks, Howard and VanBennekom. The Nominating and Corporate Governance Committee meets in order to evaluate and nominate candidates for membership in the Board of Directors and to serve as officers of the Company.

Attendance at Annual Meetings of Stockholders

The Company does not have a policy regarding director attendance at annual meetings of stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

The Common Stock of the Company is registered with the SEC pursuant to Section 12(g) of the Securities Exchange Act of 1934 (the “Exchange Act”). The officers and directors of the Company and beneficial owners of greater than 10% of the Company’s Common Stock are required to file reports on Forms 3, 4 and 5 with the SEC disclosing beneficial ownership and changes in beneficial ownership of the Common Stock. SEC rules require disclosure in the Company’s Proxy Statement or Annual Report on Form 10-K of the failure of an officer, director or 10% beneficial owner of the Company’s Common Stock to file a Form 3, 4, or 5 on a timely basis. Based on the Company’s review of such ownership reports, the Company believes that no officer, director or 10% beneficial owner of the Company failed to file such ownership reports on a timely basis for the fiscal year ended June 30, 2009.

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

Summary Compensation Table

The following table sets forth information concerning all compensation paid or accrued by the Company to its Chief Executive Officer, Principal Financial Officer and the other executive officers who earned total compensation in excess of $100,000 during the fiscal year ended June 30, 2009:

Name and principal position	Year	Salary	Bonus	Stock awards	Option awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation (4)	Total

Chip Brian (1)	2009	$230,847	$94,630	$35,000	—	—	—	—	$360,477
President and	2008	213,062	168,888	—	—	—	—	—	381,950
Chief Executive Officer

Kathy Ballard (2)	2009	$121,549	—	—	—	—	—	—	$121,549
VP Content	2008	117,123	10,000	—	—	—	—	—	127,123

Paul Sledz (3)	2009	$116,860	—	—	—	—	—	—	$116,860
Controller/Treasurer	2008	105,656	—	—	—	—	—	—	105,656

(1)	Mr. Brian was appointed Vice President, Operations in April 2004 and was appointed President and Chief Operating Officer in May 2005, and President and CEO in November 2006.

(2)	Ms. Ballard was appointed Vice President of Content in May 2004.

(3)	Mr. Sledz was appointed Treasurer in May of 2007.

(4)	In the fiscal years ended June 30, 2009 and 2008, there were no perquisites exceeding $10,000 for the above referenced years.

Agreements with Executives

On October 31, 2008, Comtex News Network, Inc. (the “Company”) entered into a new employment agreement (the “Agreement”) with its President and Chief Executive Officer, Mr. Chip Brian (the “Officer”). The Agreement is for a two-year term, effective October 1, 2008, and may be extended by written agreement between the parties. The Officer will receive an annual base salary of $235,000, to be increased to $250,000 on October 1, 2009. The Officer is eligible for annual and incentive bonuses, and is eligible to participate in Company-sponsored employee benefit plans.

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

Stock Option Grants

There were no stock options granted during the fiscal year ended June 30, 2009. No stock options were exercised during the fiscal year ended June 30, 2009.

Outstanding Equity Awards at Fiscal Year End

	Option awards
Name and principal position	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price	Option expiration date

Chip Brian	250,000	—	—	$0.18	7/15/2014
President and	250,000	—	—	0.12	7/16/2014
Chief Executive Officer	250,000	—	—	0.17	5/20/2015

Kathy Ballard	8,000	—	—	$0.45	10/1/2011
VP Content	9,000	—	—	0.52	1/2/2012
	15,800	—	—	0.18	3/12/2013
	15,000	—	—	0.16	3/19/2014
	75,000	—	—	0.18	7/15/2014
	75,000	—	—	0.34	9/25/2015

Paul Sledz Treasurer	—	—	—	—	—

There were no outstanding stock awards at the end of fiscal 2009.

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

Compensation of Directors

The following table discloses total compensation paid to our directors for the fiscal year ended June 30, 2009

Director Compensation
Name	Fees earned or paid in cash	Stock awards	Option awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
C.W. Gilluly (1)	$39,282	—	—	—	—		$39,282
Erik Hendricks (2)	$9,000	—	—	—	—	—	$9,000
William J. Howard (2)	$9,500	—	—	—	—	—	$9,500
Robert J. Lynch, Jr. (2)	$9,000	—	—	—	—	—	$9,000
Pieter VanBennekom (2)	$9,500	—	—	—	—	—	$9,500

(1)	Dr. Gilluly is paid a salary by the Company, but is not compensated for Board of Directors’ Meetings

(2)	All amounts represent fees paid for Board of Directors Meetings.

Non-employee members of the Board of Directors are paid a fee of $1,000 per meeting attended. Members of Board Committees are paid an additional fee of $500 per Committee Meeting, but only if such meeting is held on a different day than the Board Meeting.

Dr. Gilluly is employed as Chairman of the Company, through June 30, 2009, for an annual salary of $39,000 plus reimbursement for health insurance coverage up to $600 per month. Effective July 1, 2009 Dr. Gilluly’s annual salary was increased to $60,000.

Compensation Committee Interlocks and Insider Participation

None.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Persons and groups who beneficially own in excess of 5% of the common stock are required to file certain reports with the Securities and Exchange Commission (the “SEC”) regarding such ownership. Based on these reports, the following table sets forth, as of September 14, 2009, the shares of common stock beneficially owned by persons who beneficially own more than 5% of the Company’s outstanding shares of common stock.

Beneficial Ownership of Common Stock

The following table sets forth information as of September 14, 2009 regarding the beneficial ownership of shares of the Company’s common stock, par value $.01 per share (the “Common Stock”), of (i) each person known to the Company to be the beneficial owner, within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company named in the Summary Compensation Table (see “Executive Compensation”) and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, the address of each named beneficial owner is c/o Comtex News Network, Inc., 625 N. Washington Street, Suite 301, Alexandria, Virginia 22314. Except to the extent indicated in the footnotes, each of the beneficial owners named below has sole voting and investment power with respect to the shares of Common Stock listed.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Class

Tepco Ltd. The Continental Building, 25 Church Street, Hamilton HM 12, Bermuda	3,669,924		23.2%

Dr. and Mrs. Hanina and Amy Hibshoosh 560 Riverside Dr., New York, NY	953,111		6.0%

C.W. Gilluly, Ed.D., Chairman	2,537,506	(2)	15.7%

Erik Hendricks, Director	75,000	(3)	*

William J. Howard, Director	30,000	(4)	*

Robert J. Lynch, Jr., Director	30,000	(4)	*

Pieter VanBennekom, Director	20,000	(5)	*

Chip Brian, President and CEO	1,250,000	(6)	7.6%

Kathy Ballard, VP Content	205,880	(7)	1.3%

Paul Sledz, Treasurer and Controller	—		—
All Directors and executive officers as a group (8 Persons)	4,148,386	(8)	24.0%

	* Less than 1%

(1)	Beneficial ownership is direct and no shares are pledged as collateral unless otherwise indicated.
(2)
Includes 370,000 shares of Common Stock that may be acquired upon the exercise of vested options granted under the Comtex News Network, Inc. 1995 Stock Option Plan and the 2003 Stock Option Plan, and 2,167,506 shares of Common Stock held jointly by Dr. Gilluly and his spouse.

(3)	Includes 60,000 shares of Common Stock that may be acquired upon the exercise of vested options granted under the Comtex News Network, Inc. 1995 Stock Option Plan.
(4)	Includes 30,000 shares of Common Stock that may be acquired upon the exercise of vested options granted under the Comtex News Network, Inc. 1995 Stock Option Plan.
(5)	Includes 20,000 shares of Common Stock that may be acquired upon the exercise of vested options granted under the Comtex News Network, Inc. 1995 Stock Option Plan
(6)	Includes 750,000 shares of Common Stock that may be acquired upon the exercise of vested options granted under the Comtex News Network, Inc. 1995 Stock Option Plan.
(7)	Includes 197,800 shares of Common Stock that may be acquired upon the exercise of vested options granted under the Comtex News Network, Inc. 1995 Stock Option Plan.
(8)	Includes 1,457,800 shares of Common Stock that may be acquired upon the exercise of vested options granted under the Comtex News Network, Inc. 1995 Stock Option Plan and the 2003 Stock Option Plan.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Independent Directors

The Board of Directors has determined that all of its Directors are “independent” as defined in the NASDAQ corporate governance listing standards except for Director Gilluly due to his position as an employee of Comtex.

ITEM 14.	Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to the Company by its principal accountants for the fiscal years ended June 30, 2009 and 2008.

	Fiscal Years Ended June 30,
	2009	2008
Audit Fees	$59,340	$90,000
Tax Fees	5,414	5,788

Total Fees	$64,754	$95,788

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

PART IV

ITEM 15.	Exhibits and Financial Statements Schedules.

(a)	The following documents are filed as a part of this report:
	(1)	Financial Statements. Please refer to the audited consolidated financial statements and related notes set forth under Item 8 of this report.
	(2)	Financial Statement Schedules. Not applicable
(3)
Exhibits. The following Exhibits are attached hereto as incorporated by reference herein numbered to correspond to Item 601(a) of Regulation S-K, as promulgated by the Securities and Exchange Commission.

3.1		Certificate of Incorporation of the Company, (incorporated by reference to the Company’s Form 8-K dated December 31, 2002).

3.2		By-Laws of the Company (incorporated by reference to the Company’s Form 8-K dated December 31, 2002).

10.4 *
Comtex News Network, Inc. 1997 Employee Stock Purchase Plan, as Amended and Restated, effective as of December 5, 2002 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q dated December 31, 2002).

10.5 *
Comtex News Network, Inc. 1995 Stock Option Plan, as Amended and Restated, effective as of January 1, 2003 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q dated December 31, 2002).

10.8 *		Comtex News Network, Inc. 2003 Incentive Stock Plan (incorporated by reference to the Company’s Form 8-K dated August 18, 2003).

10.10 *		Employment Agreement with Mr. Chip Brian effective October 31, 2008 (incorporated by reference to the Company’s Form 8-K dated November 3, 2008).

16		Change in Registrant’s Certifying Accountant (incorporated by reference to the Company’s Form 8-K dated August 4, 2008 and amended Form 8-K/A dated August 15, 2008)

23		Consent of Independent Registered Public Accounting Firm (Turner, Stone & Company L.L.P.)

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates management contracts and compensatory plans and arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 25, 2009

COMTEX NEWS NETWORK, INC.

By:	/s/ Chip Brian
Chip Brian
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DIRECTORS:

Signature	Title	Date

/s/	President & Chief Executive Officer	September 25, 2009
Chip Brian	(Principal Executive Officer)

/s/	Corporate Controller & Treasurer	September 25, 2009
Paul Sledz	(Principal Financial and Accounting Officer)

/s/	Chairman	September 25, 2009
C.W. Gilluly, Ed.D.

/s/	Director	September 25, 2009
Erik Hendricks

/s/	Director	September 25, 2009
William J. Howard

/s/	Director	September 25, 2009
Robert J. Lynch, Jr.

/s/	Director	September 25, 2009
Pieter VanBennekom