Form 10-Q
period 2009-09-30
COMTEX NEWS NETWORK INC
filed 2009-11-13
CIK 352988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C., 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009; or

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

(703) 820-2000
(Registrant's telephone number including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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

As of November 13, 2009, there were 15,794,200 shares issued and outstanding of the registrant’s Common Stock.

COMTEX NEWS NETWORK, INC.
TABLE OF CONTENTS

Part I	Financial Information:		Page No.

	Item 1.	Condensed Consolidated Financial Statements

		Condensed Consolidated Balance Sheets	3
		as of September 30, 2009 (unaudited)
		and June 30, 2009

		Condensed Consolidated Statements of Operations	4
		for the Three Months Ended
		September 30, 2009 and 2008 (unaudited)

		Condensed Consolidated Statements of Cash Flows	5
		for the Three Months Ended
		September 30, 2009 and 2008 (unaudited)

		Notes to Condensed Consolidated Financial Statements (unaudited)	6

	Item 2.	Management's Discussion and Analysis	9
		of Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About	13
		Market Risk

	Item 4T.	Controls and Procedures	13

Part II	Other Information:

	Item 1.	Legal Proceedings	13
	Item 1A.	Risk Factors	13
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
	Item 3.	Defaults Upon Senior Securities	13
	Item 4.	Submission of Matters to a Vote of Security Holders	13
	Item 5.	Other Information	13
	Item 6.	Exhibits	14

SIGNATURES			15

Part I   Financial Information
Item 1.  Condensed Consolidated Financial Statements
COMTEX NEWS NETWORK, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2009	2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$1,150,370	$1,376,634
Investment in Marketable Securities	587,769	53,318
Accounts Receivable, Net of Allowance for Doubtful Accounts of $66,274	854,217	835,362
Prepaid Expenses	17,059	5,647

TOTAL CURRENT ASSETS	2,609,415	2,270,961

PROPERTY AND EQUIPMENT, NET	372,462	385,293
INVESTMENTS	106,426	106,426
DEPOSITS AND OTHER ASSETS	71,928	71,928

DEFERRED INCOME TAX ASSET, NET OF VALUATION
ALLOWANCE OF $1,703,746 and $1,723,021, respectively	-	-

TOTAL ASSETS	$3,160,231	$2,834,608

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts Payable	$437,900	$376,354
Other Accrued Expenses	393,360	212,542
Accrued Payroll Expenses	100,871	197,340
Deferred Revenue	108,596	95,028

TOTAL LIABILITIES	1,040,727	881,264

COMMITMENTS AND CONTINGENCIES (Note 2)

STOCKHOLDERS' EQUITY:
Preferred Stock, $0.01 Par Value - Shares Authorized:
5,000,000: No Shares issued and outstanding	-	-
Common Stock, $0.01 Par Value - Shares Authorized:
25,000,000: Shares issued and outstanding 15,794,200	157,942	157,942
Additional Paid-In Capital	13,596,637	13,596,637
Accumulated Deficit	(11,635,075)	(11,801,235)

Total Stockholders' Equity	2,119,504	1,953,344

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,160,231	$2,834,608

The accompanying “Notes to Condensed Consolidated Financial Statements” are an integral part of these consolidated financial statements.

COMTEX NEWS NETWORK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 30,
	(unaudited)
	2009	2008
Revenues	$1,813,381	$1,662,248

Cost of Revenues	660,808	641,733
Gross Profit	1,152,573	1,020,515

Operating Expenses
Technical Operations and Support	356,479	405,009
Sales and Marketing	220,885	192,766
General and Administrative	403,443	362,156
Depreciation and Amortization	34,473	29,119
Total Operating Expenses	1,015,280	989,050

Operating Income	137,293	31,465

Other Income (Expense), Net
Interest Expense	-	-
Interest Income	711	5,543
Realized and Unrealized Gain on Marketable Securities	16,729	-
Other Income	11,807	105
Total Other Income, net	29,247	5,648

Income Before Provision for Income Taxes	166,540	37,113

(Provision) for Federal and State Income Taxes	(56,624)	(24,650)
Tax Benefit of Net Operating Loss Carry forward	56,244	12,600

Net Income	$166,160	$25,063

Basic Earnings Per Common Share	$0.01	$0.00

Weighted Average Number of Common Shares	15,794,200	15,294,200

Diluted Earnings Per Common Share	$0.01	$0.00

Weighted Average Number of Shares Assuming Dilution	15,827,608	15,562,438

The accompanying “Notes to Condensed Consolidated Financial Statements” are an integral part of these consolidated financial statements.

COMTEX NEWS NETWORK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	September 30,
	(Unaudited)
	2009	2008
Cash Flows from Operating Activities:
Net Income	$166,160	$25,063
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and Amortization	34,473	29,119
Realized and Unrealized (Gain) Loss on Marketable Securities	(16,729)	-
Changes in Assets and Liabilities:
Accounts Receivable	(18,855)	78,009
Prepaid Expenses	(11,412)	5,257
(Purchase) Sale of Marketable Securities	(517,722)	-

Deposits and Other Assets
Accounts Payable and Other Accrued Expenses	242,364	(112,281)
Accrued Payroll Expenses	(96,469)	70,838
Deferred Revenue	13,568	(3,346)
Net Cash (Used in) Provided By Operating Activities	(204,622)	92,659

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(21,642)	(2,691)
Net Cash (Used in) Investing Activities	(21,642)	(2,691)

Cash Flows from Financing Activities:
Net Cash (Used in) Financing Activities	-	-

Net (Decrease) Increase in Cash and Cash Equivalents	(226,264)	89,968

Cash and Cash Equivalents at Beginning of Period	1,376,634	1,520,831
Cash and Cash Equivalents at End of Period	$1,150,370	$1,610,799

The accompanying “Notes to Condensed Consolidated Financial Statements” are an integral part of these consolidated financial statements.

COMTEX NEWS NETWORK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2009

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission in accordance with the disclosure requirements for the quarterly report on Form 10-Q and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of Company management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly state the results for the interim periods presented. The condensed consolidated balance sheet as of June 30, 2009 is derived from the Company’s audited financial statements. Operating results for the three month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010. These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (“2009 Form 10-K”), filed with the Securities and Exchange Commission on September 25, 2009.

The Company’s condensed consolidated financial statements include the accounts of the Company’s wholly-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

All references to Generally Accepted Accounting Principles (“GAAP”) are in accordance with The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.

Fair Value of Financial Instruments

The Company adopted fair value accounting for certain financial assets and liabilities that have been evaluated at least annually.  The standard defines fair value as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Management has determined that it will not, at this time, adopt fair value accounting for nonfinancial assets or liabilities currently recorded in the consolidated financial statements, which includes property and equipment, investments carried at cost, deposits and other assets. Impairment analyses will be made of all assets using fair value measurements.

Assets and liabilities measured at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by generally accepted accounting principles and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

Level 1 — Unadjusted quoted prices that are available in active markets for the identical assets or liabilities at the measurement date.

Level 2 — Other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly, including:

●	Quoted prices for similar assets or liabilities in active markets;
●	Quoted prices for identical or similar assets in non-active markets;
●	Inputs other than quoted prices that are observable for the asset or liability; and
●	Inputs that are derived principally from or corroborated by other observable market data.

Level 3 — Unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

Cash, accounts receivable and payable, amounts, accrued expenses and other current liabilities are carried at book value amounts which approximate fair value due to the short-term maturity of these instruments.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2009, according to the valuation techniques the Company used to determine their fair values.

	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$1,150,370	$-	$-
Marketable securities	587,769	-

	$1,738,139	$-	$-

Earnings per Share

Earnings per common share is presented in accordance with GAAP. Basic "Earnings Per Share" ("EPS") excludes dilution for potentially dilutive securities and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Diluted EPS was equal to basic EPS for the three month period ended September 30, 2009.  Diluted EPS for the three month period ended September 30, 2009 does not include the effects of options to purchase approximately 2.2 million shares of the total 2.4 million options outstanding, due to the options’ exercise prices being greater than the average market price of the Company's common shares during the period.

Income Taxes

The provision for income taxes is calculated at normal Federal and State rates for the three month periods ended September 30, 2009 and 2008.

GAAP a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company has determined the adoption of this principle to have no effect on the consolidated results of operations or financial position at or for the three month period ended September 30, 2009. The Company will record any future penalties and tax related interest expense as a component of provision for income taxes.

The Company accounts for current and deferred income taxes in accordance with GAAP.  Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the period in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance when the Company cannot make the determination that it is more likely than not that some portion or all of the related tax asset will be realized.

Subsequent Events

In preparing the consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after September 30, 2009, up until the issuance of the financial statements, which occurred on or about November 13, 2009.

2.	Commitments and Contingencies

The Company leases office space and certain equipment under non-cancelable operating leases that expire at various dates through March 2014.  The leases require fixed escalations and payment of property taxes, insurance and maintenance costs.

The future minimum rental commitments under operating leases are as follows:

Fiscal year ending June 30,	Minimum Rental Commitments
2010	$225,312
2011	239,219
2012	130,992
2013	127,216
2014	97,790
$820,529

Rent expense, included in general and administrative expenses, under all operating leases totaled approximately $55,000 and $72,000 for the three months ended September 30, 2009 and 2008, respectively.

On October 31, 2008, Comtex News Network, Inc. entered into a new employment agreement (the “Agreement”) with its President and Chief Executive Officer, Mr. Chip Brian (the “Officer”).  The Agreement is for a two-year term, effective October 1, 2008, and may be extended by written agreement between the parties.  Pursuant to the Agreement, the Officer received an annual initial base salary of $235,000, which was increased to $250,000 on October 1, 2009.  The Officer is eligible for annual and incentive bonuses, and is eligible to participate in Company-sponsored employee benefit plans.

The Officer owned an option to purchase seven hundred fifty thousand (750,000) shares of common stock of the Company (the“Option”) granted under the Company’s option plans, the exercise price of which was significantly higher than the current trading price of the Company’s shares.  Pursuant to the Agreement, the Officer forfeited the Option in exchange for a grant of five hundred thousand (500,000) shares of unregistered common stock of the Company, par value $0.01 per share, effective as of December 3, 2008.

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

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes included elsewhere in this Form 10-Q and the financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the fiscal year ended June 30, 2009 filed with the Securities and Exchange Commission on September 25, 2009.  Historical results and percentage relationships among any amounts in the interim condensed Financial Statements are not necessarily indicative of trends in operating results for any future period.

Forward-looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those contemplated in these forward-looking statements.  These forward-looking statements may be identified by reference to a future period by use of forward-looking terminology such as “anticipate,” “expect,” “could,” “intend,” “may” and other words of a similar nature.  In particular, the risks and uncertainties include those described in our annual report on Form 10-K for the fiscal year ended June 30, 2009 and in other periodic Securities and Exchange Commission filings. These risks and uncertainties include, among other things, the fact that Comtex is in a highly competitive industry subject to rapid technological, product and price changes; the consolidation of the Internet news market; competition within our markets; the financial stability of our customers; maintaining a secure and reliable news-delivery network; maintaining relationships with key content providers; attracting and retaining key personnel; the volatility of our common stock price; successful marketing of our services to current and new customers; the overall volatility of the economy and equity markets; and operating expense control.

Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to update or revise the information contained in this Form 10-Q, whether as a result of new information, future events or circumstances or otherwise.

RESULTS OF OPERATIONS (Dollar amounts shown are rounded)

Comparison of the three months ended September 30, 2009 to the three months ended September 30, 2008

During the three months ended September 30, 2009, revenues were $1,813,000 or $151,000 (9.1%) more than the revenues of $1,662,000 for the three months ended September 30, 2008. The increase was primarily due to growth in sales of our SmarTrend product.

The cost of revenues for the three months ended September 30, 2009 was $661,000 or $19,000 (3.0%) more than the cost of revenues of $642,000 for the three months ended September 30, 2008.  Our cost of revenues consisted primarily of content license fees and royalties to information providers, amortization expense on our production software, and data communication costs for the delivery of our products to customers. The increased costs were primarily due to increased royalty fees associated with growth in our SmarTrend product sales.

Gross profit for the three months ended September 30, 2009 was $1,153,000 or $132,000 (12.9%) more than the gross profit of $1,021,000 for the same period in the prior year.   The gross profit as a percentage of revenue for the three months ended September 30, 2009 and September 30, 2008 were approximately 63.6% and 61.4%, respectively.

Total operating expenses for the three months ended September 30, 2009 were $1,015,000, representing a $26,000 (2.7%) increase in operating expenses from $989,000 for the three months ended September 30, 2008. The increase in expenses resulted primarily from an increase in sales and marketing and general and administrative expenses slightly offset by reductions in technical operations and support expenses.

Technical operations and support expenses during the three months ended September 30, 2009 decreased to $356,000, which was $49,000 (12.0%) less than the $405,000 for the three months ended September 30, 2008.  The decrease was primarily due to decreased personnel and related expenses and a reduction in outside consulting expenses.

Sales and marketing expenses increased by $28,000 (14.6%) to $221,000 for the three months ended September 30, 2009 compared to $193,000 for the three months ended September 30, 2008.  The increase was mainly due to the expansion of our marketing team, including increased use of outside consultants.

General and administrative (“G&A”) expenses for the three months ended September 30, 2009 increased $41,000 (11.4%), to $403,000, from G&A expenses of $362,000 for the comparable quarter of the prior year.  The increase was primarily attributable to increased salaries and related expenses.

Depreciation and amortization expenses for the three months ended September 30, 2009 increased $5,000 (18.3%) to $34,000 from $29,000 for the same period in the prior year.  The increase was due primarily to equipment upgrades from the prior fiscal year.

Other income (expense), net, for the three months ended September 30, 2009 was $29,000, compared to $6,000 for the three months ended September 30, 2008.  The increase in other income, net was primarily due to increases in recognized securities gains and advertising income for the three months ended September 30, 2009.

During the three months ended September 30, 2009, we reported net income of $166,000 compared to net income of $25,000 for the three months ended September 30, 2008.  The increase in net income for the three months ended September 30, 2009 compared to the previous period, was primarily due to growth in revenues of our SmarTrend products.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

For the three months ended September 30, 2009, we had operating income of $137,000 and net income of $166,000.  At September 30, 2009, we had working capital of $1,569,000, compared to working capital of $1,390,000 at June 30, 2009.  At September 30, 2009 we had investments of $588,000 in marketable securities compared to $53,000 at June 30, 2009.  We had total stockholders’ equity of $2,120,000 and $1,953,000 at September 30, 2009 and June 30, 2009, respectively.  The increase in stockholders’ equity was primarily due to first quarter net income.

We had cash and cash equivalents of $1,150,000 at September 30, 2009, compared to $1,377,000 at June 30, 2009.  For the three months ended September 30, 2009, the Company had a decrease of $226,000 in cash and cash equivalents mainly due to increased investments in marketable securities off-set by cash provided from operations.

We made capital expenditures of $22,000 for purchases of computer upgrades and furniture and fixtures during the three months ended September 30, 2009, compared to $3,000 for the three months ended September 30, 2008.

The Company’s future contractual obligations and commitments as of September 30, 2009 are as follows:

	Contractual Obligations
	FY 2010	FY 2011	FY 2012	FY 2013	FY 2014	Total
Operating Leases	$225,312	$239,219	$130,992	$127,216	$97,790	$820,529

Currently we are dependent on our cash reserves to fund operations. We have the option available to use accounts receivable financing through a bank.  We recorded net income for the quarter ended September 30, 2009 of approximately $161,000 compared to net income of $25,000 for the prior year period.  Considering the possible erosion of revenue due to current market conditions and client consolidations within our legacy product customer base, the Company could be at risk of being unable to generate sufficient liquidity to meet its obligations.  The Company will utilize its bank financing agreement, should the need arise, to meet its liquidity needs.  Further corporate consolidation or sustained market deterioration affecting our customers could impair our ability to generate such revenues.  No assurance may be given that we will be able to maintain the revenue base or the profitable operations that may be necessary to achieve our liquidity needs.

EBITDA, as defined below, was approximately $172,000 for the three months ended September 30, 2009 compared to EBITDA of approximately $61,000 for the three months ended September 30, 2008.  The increase in EBITDA during the three months ended September 30, 2009 compared to the three-month period in the prior year was due to increased revenues generated from our SmarTrend product.

The table below shows the reconciliation from net income to EBITDA (in thousands);
	Three Months
	Ended September 30,
	2009	2008
Reconciliation to EBITDA:
Net Income	$166	$25
Depreciation and Amortization	34	29
Interest/Other Expenses, net	(29)	(5)
Income Taxes, net	1	12
EBITDA	$172	$61

EBITDA consists of earnings before interest expense, interest and other income, unrealized and realized gains (losses) in marketable securities, income taxes, and depreciation and amortization.  EBITDA does not represent funds available for management's discretionary use and is not intended to represent cash flow from operations.  EBITDA should also not be construed as a substitute for operating income or a better measure of liquidity than cash flow from operating activities, which are determined in accordance with U.S. generally accepted accounting principles.  EBITDA excludes components that are significant in understanding and assessing our results of operations and cash flows.  In addition, EBITDA is not a term defined by U.S. generally accepted accounting principles, and as a result, our measure of EBITDA might not be comparable to similarly titled measures used by other companies.

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

Item 4T.

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

Part II.  Other Information

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors.

Risk factors that may affect future results were discussed in the Company’s 2009 Annual Report on Form 10-K for the year ended June 30, 2009 and filed with the SEC on September 25, 2009.  The Company’s evaluation of its risk factors has not changed materially since that time.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6. Exhibits

10.1	Employment Agreement with Dr. C.W. Gilluly effective July 1, 2009

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMTEX NEWS NETWORK, INC. (Registrant)

November 13, 2009	By:	/s/
Chip Brian President and Chief Executive Officer (Principal Executive Officer)

November 13, 2009	By:	/s/
Paul Sledz Corporate Controller & Treasurer (Principal Financial and Accounting Officer)