Form 10-Q
period 2009-12-31
COMTEX NEWS NETWORK INC
filed 2010-02-16
CIK 352988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C., 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2009; or

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

As of February 12, 2010, there were 15,794,200 shares issued and outstanding of the registrant’s Common Stock.

COMTEX NEWS NETWORK, INC.
TABLE OF CONTENTS

			Page No.
Part I	Financial Information:

	Item 1.	Condensed Consolidated Financial Statements

		Condensed Consolidated Balance Sheets	3
		as of December 31, 2009 (unaudited)
		and June 30, 2009

		Condensed Consolidated Statements of Operations	4
		for the Three and Six Months Ended
		December 31, 2009 and 2008 (unaudited)

		Condensed Consolidated Statements of Cash Flows	5
		for the Six Months Ended
		December 31, 2009 and 2008 (unaudited)

		Notes to Condensed Consolidated Financial Statements (unaudited)	6

	Item 2.	Management’s Discussion and Analysis	10
		of Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About	14
		Market Risk

	Item 4T.	Controls and Procedures	14

Part II	Other Information:

	Item 1.	Legal Proceedings	15
	Item 1A.	Risk Factors	15
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
	Item 3.	Defaults Upon Senior Securities	15
	Item 4.	Submission of Matters to a Vote of Security Holders	15
	Item 5.	Other Information	15
	Item 6.	Exhibits	16

SIGNATURES			17

Part I   Financial Information
Item 1.  Condensed Consolidated Financial Statements

COMTEX NEWS NETWORK, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2009	2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$1,169,824	$1,376,634
Investment in Marketable Securities	150,658	53,318
Accounts Receivable, Net of Allowance for Doubtful Accounts of $66,274	900,897	835,362
Prepaid Expenses	41,010	5,647

TOTAL CURRENT ASSETS	2,262,389	2,270,961

PROPERTY AND EQUIPMENT, NET	595,834	385,293
INVESTMENTS	106,426	106,426
DEPOSITS AND OTHER ASSETS	76,536	71,928

DEFERRED INCOME TAX ASSET, NET OF VALUATION
ALLOWANCE OF $1,703,746 and $1,723,021, respectively	-	-

TOTAL ASSETS	$3,041,185	$2,834,608

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts Payable	$472,951	$376,354
Other Accrued Expenses	402,269	212,542
Accrued Payroll Expenses	30,782	197,340
Deferred Revenue	141,739	95,028

TOTAL LIABILITIES	1,047,741	881,264

COMMITMENTS AND CONTINGENCIES (Note 2)

STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.01 Par Value - Shares Authorized:
5,000,000: No Shares issued and outstanding	-	-
Common Stock, $0.01 Par Value - Shares Authorized:
25,000,000: Shares issued and outstanding 15,794,200	157,942	157,942
Additional Paid-In Capital	13,596,637	13,596,637
Accumulated Deficit	(11,761,135)	(11,801,235)

Total Stockholders’ Equity	1,993,444	1,953,344

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,041,185	$2,834,608

The accompanying “Notes to Condensed Consolidated Financial Statements” are an integral part of these consolidated financial statements.

Comtex News Network, Inc.

Condensed Statements of Operations

(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2009	2008	2009	2008

Revenues	$1,791,708	$1,653,364	$3,605,090	$3,315,612
Cost of Revenues	734,634	478,651	1,395,443	1,120,384
Gross Profit	1,057,074	1,174,713	2,209,647	2,195,228
Operating Expenses:
Technical Operations and Support	393,578	427,509	750,058	832,518
Sales and Marketing	324,776	207,003	545,661	399,770
General and Administrative (Inclusive of stock-based compensation of $ 0 and $35,000, for the three months ended December 31, 2009 and 2008, respectively and $0 and $35,000, for the six months ended December 31, 2009 and 2008, respectively)	448,715	468,220	852,157	830,376
Depreciation and Amortization	43,000	28,970	77,472	58,088
Total Operating Expenses	1,210,069	1,131,702	2,225,348	2,120,752
Operating (Loss) Income	(152,995)	43,011	(15,701)	74,476
Other income (expense), net:
Interest Income	170	4,021	881	9,564
Other Income	21,581	1,147	33,388	1,252
Realized and unrealized gain on marketable securities	5,183	-	21,912	-
Other Income , net	26,934	5,168	56,181	10,816
(Loss) Income Before Income Taxes	(126,061)	48,179	40,480	85,292
(Provision) for Federal and State Income Taxes	-	(17,200)	(13,763)	(41,850)
Tax Benefit of Net Operating Loss Carry forward	-	16,400	13,383	29,000
Net (Loss) Income	$(126,061)	$47,379	$40,100	$72,442

Basic (Loss) Earnings Per Common Share	$(0.01)	$0.00	$0.00	$0.00
Weighted Average Number of Common Shares	15,794,200	15,446,374	15,794,200	15,583,241

Diluted (Loss) Earnings Per Common Share		$0.00	$0.00	$0.00
Weighted Average Number of Shares Assuming Dilution	15,913,632	15,449,855	15,852,261	15,790,723

The accompanying “Notes to Condensed Consolidated Financial Statements” are an integral part of these consolidated financial statements.

COMTEX NEWS NETWORK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	December 31,
	(Unaudited)
	2009	2008
Cash Flows from Operating Activities:
Net Income	$40,100	$72,442
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and Amortization	77,473	58,088
Unrealized (Gain) Loss on Marketable Securities	(8,294)	-
Stock-Based Compensation	-	35,000
Changes in Assets and Liabilities:
Accounts Receivable	(65,535)	66,563
Prepaid Expenses	(35,363)	11,551
(Purchase) Sale of Marketable Securities	(89,046)	-

Deposits and Other Assets	(4,608)
Accounts Payable and Other Accrued Expenses	88,985	(287,686)
Accrued Payroll Expenses	30,782	53,213
Deferred Revenue	46,710	(9,801)
Net Cash Provided By (Used in) Operating Activities	81,204	(630)

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(288,014)	(15,130)
Net Cash (Used in) Investing Activities	(288,014)	(15,130)

Cash Flows from Financing Activities:
Net Cash (Used in) Financing Activities	-	-

Net (Decrease) Increase in Cash and Cash Equivalents	(206,810)	(15,760)

Cash and Cash Equivalents at Beginning of Period	1,376,634	1,520,831
Cash and Cash Equivalents at End of Period	$1,169,824	$1,505,071

The accompanying “Notes to Condensed Consolidated Financial Statements” are an integral part of these consolidated financial statements.

COMTEX NEWS NETWORK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2009

1.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission in accordance with the disclosure requirements for the quarterly report on Form 10-Q and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of Company management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly state the results for the interim periods presented. The condensed consolidated balance sheet as of June 30, 2009 is derived from the Company’s audited financial statements. Operating results for the three and six month periods ended December 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010. These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (“2009 Form 10-K”), filed with the Securities and Exchange Commission on September 25, 2009.

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

Cash, accounts receivable and payable, accrued expenses and other current liabilities are carried at book value, which approximates fair value due to the short-term maturity of these instruments.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2009, according to the valuation techniques the Company used to determine their fair values.

	for Identical Assets	Observable Inputs	Unobservable Inputs
	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$1,169,824	$-	$-
Marketable securities	150,658	-

	$1,320,482	$-	$-

Earnings per Share

Earnings per common share is presented in accordance with GAAP. Basic “Earnings Per Share” (“EPS”) excludes dilution for potentially dilutive securities and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Diluted EPS was equal to basic EPS for the three and six month periods ended December 31, 2009 and 2008.  Diluted EPS for the six month period ended December 31, 2009 does not include the effects of options to purchase approximately 1.5 million shares of the total 2.5 million options outstanding, due to the options’ exercise prices being greater than the average market price of the Company’s common shares during the period.

Income Taxes

The provision for income taxes is calculated at normal Federal and State rates for the three and six month periods ended December 31, 2009 and 2008.

GAAP prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company has determined the adoption of this principle to have no effect on the consolidated results of operations or financial position at or for the three and six month periods ended December 31, 2009. The Company will record any future penalties and tax related interest expense as a component of provision for income taxes.

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

Subsequent Events

In preparing the consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after December 31, 2009, up until the issuance of the financial statements, which occurred on or about February 16, 2010.

On February 5, 2010, the Company filed a preliminary proxy statement on Schedule 14A and a transaction statement on Schedule 13E-3 pursuant to Rule 13e-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding (i) the election of six directors to the Company’s Board of Directors; (ii) a proposal to approve amendments to the Company’s Certificate of Incorporation which would (a) effect a reverse stock split pursuant to which each 1,000 shares of the Company’s outstanding common stock, par value $0.01 (“Common Stock”), will be converted into one share of Common Stock (with shareholders owning less than one share of Common Stock after giving effect to the reverse stock split receiving a cash payment of $0.29 per share) (the “Reverse Stock Split”), (b) reduce the number of authorized shares of Common Stock, and (c) permit actions of the Company’s stockholders to be taken by written consent; and (iii) the ratification of the appointment of Turner, Stone & Co., LLP as the Company’s independent auditors.   The purpose of the Reverse Stock Split is to reduce the number of stockholders of record of the Company to fewer than 500, which will allow the Company to terminate the registration of the Common Stock under the Exchange Act, thereby suspending the Company’s duty to file periodic reports with the SEC under the Exchange Act.

If the Reverse Stock Split is approved by the Company’s stockholders and completed, the Company intends to file a notice of termination of registration of the Common Stock under the Exchange Act as soon as practicable thereafter.  Upon termination of the Company’s periodic reporting obligations under the Exchange Act, the Common Stock may be eligible for listing and trading in the Pink Sheets® (a centralized quotation service that collects and publishes market maker quotations for securities).  However, the completion of the Reverse Stock Split and the deregistration of the Common Stock under the Exchange Act will likely cause the trading market for shares of the Common Stock to be substantially reduced or eliminated.

The preliminary proxy statement on Schedule 14A and the transaction statement on Schedule 13E-3 filed by the Company with the SEC on February 5, 2010, which both contain additional information regarding the Reverse Stock Split, are hereby incorporated by reference into this Form 10-Q.

2.   Commitments and Contingencies

The Company leases office space and certain equipment under non-cancelable operating leases that expire at various dates through March 2014.  The leases require fixed escalations and payment of property taxes, insurance and maintenance costs.

The future minimum rental commitments under operating leases are as follows:

Fiscal year ending June 30,	Minimum Rental Commitments
2010	$150,781
2011	239,219
2012	130,992
2013	127,216
2014	97,790
$745,998

Rent expense, included in general and administrative expenses, under all operating leases totaled approximately $127,000 and $146,000 for the six months ended December 31, 2009 and 2008, respectively.

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

The Officer owned an option to purchase seven hundred fifty thousand (750,000) shares of common stock of the Company (the “Option”) granted under the Company’s option plans, the exercise price of which was significantly higher than the current trading price of the Company’s shares.  Pursuant to the Agreement, the Officer forfeited the Option in exchange for a grant of five hundred thousand (500,000) shares of unregistered common stock of the Company, par value $0.01 per share, effective as of December 3, 2008.

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

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes included elsewhere in this Form 10-Q and the financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the fiscal year ended June 30, 2009 filed with the Securities and Exchange Commission on September 25, 2009.  Historical results and percentage relationships among any amounts in the interim condensed Financial Statements are not necessarily indicative of trends in operating results for any future period.

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

RESULTS OF OPERATIONS (Dollar amounts shown are rounded)

Comparison of the three months ended December 31, 2009 to the three months ended December 31, 2008

During the three months ended December 31, 2009, revenues were $1,792,000 or $138,000 (8.4%) more than the revenues of $1,653,000 for the three months ended December 31, 2008. The increase was primarily due to growth in sales of our SmarTrend product.

The cost of revenues for the three months ended December 31, 2009 was $735,000 or $256,000 (53.5%) more than the cost of revenues of $479,000 for the three months ended December 31, 2008.  Our cost of revenues consisted primarily of content license fees and royalties to information providers, amortization expense on our production software, and data communication costs for the delivery of our products to customers. The increased costs were primarily due to increased royalty fees associated with growth in our SmarTrend product sales. In addition 2008 expenses were reduced by $138,000 due the extinguishment of an accrued liability.

Gross profit for the three months ended December 31, 2009 was $1,057,000 or $118,000 (10.0%) less than the gross profit of $1,175,000 for the same period in the prior year.   The gross profit as a percentage of revenue for the three months ended December 31, 2009 and December 31, 2008 were approximately 59.0% and 71.0%, respectively.

Total operating expenses for the three months ended December 31, 2009 were $1,210,000, representing a $78,000 (6.9%) increase in operating expenses from $1,132,000 for the three months ended December 31, 2008. The increase in expenses resulted primarily from an increase in sales and marketing expenses slightly offset by reductions in technical operations and support and general and administrative expenses.

Technical operations and support expenses during the three months ended December 31, 2009 decreased to $394,000, which was $34,000 (7.9%) less than the $428,000 for the three months ended December 30, 2008.  The decrease was primarily due to decreased collocation expenses.

Sales and marketing expenses increased by $118,000 (56.9%) to $325,000 for the three months ended December 31, 2009 compared to $207,000 for the three months ended December 31, 2008.  The increase was mainly due to the expansion of our sales team, including increased use of outside consultants.

General and administrative (“G&A”) expenses for the three months ended December 31, 2009 decreased $20,000 (4.2%), to $449,000, from G&A expenses of $468,000 for the comparable quarter of the prior year.  The decrease was attributable to having no stock-based compensation expenses during the three month period ended December 31, 2009.

Depreciation and amortization expenses for the three months ended December 31, 2009 increased $14,000 (48.4%) to $43,000 from $29,000 for the same period in the prior year.  The increase was due primarily to equipment upgrades from the prior fiscal year and leasehold improvement made to the New York office.

Other income (expense), net, for the three months ended December 31, 2009 was $27,000, compared to $5,000 for the three months ended December 31, 2008.  The increase in other income, net was primarily due to increases in recognized securities gains and advertising income for the three months ended December 31, 2009.

During the three months ended December 31, 2009, we reported net loss of $126,000 compared to net income of $47,000 for the three months ended December 31, 2008.  The decrease in net income for the three months ended December 31, 2009 compared to the previous period, was primarily due to increase in the cost of revenues and the increase in sales and marketing expenses discussed above, slightly offset by the growth in revenues of our SmarTrend products.

Comparison of the six months ended December 31, 2009, to the six months ended December 31, 2008

During the six months ended December 31, 2009, total revenues were $3,605,000 or $289,000 (8.7%) more than revenues of $3,316,000 for the six months ended December 31, 2008.  The increase was primarily due to a growth in sales of our SmarTrend product, offset by a reduction in database revenues caused by industry consolidations and current economic conditions during the six month period ended December 31, 2009

The cost of revenues for the six months ended December 31, 2009 was $1,395,000, or $275,000 (24.6%) more than the cost of revenues of $1,120,000 for the six months ended December 31, 2008.  The increased costs were primarily due to increased royalty fees associated with growth in our SmarTrend product sales. In addition 2008 expenses were reduced by $138,000 due the extinguishment of an accrued liability.

Gross profit for the six months ended December 31, 2009 was $2,210,000 or $14,000 (0.7%) more than the gross profit of $2,195,000 for the same period in the prior year.   The gross profit as a percentage of revenue decreased for the six months ended December 31, 2009 to 61.3% from 66.2% for the six months ended December 31, 2008.  The decrease was primarily due to the extinguishment of an accrued liability of approximately $138,000 in 2008.

Total operating expenses for the six months ended December 31, 2009 were $2,225,000, representing a $105,000 (4.9%) increase in operating expenses from $2,121,000 for the six months ended December 31, 2008. The increase in expenses resulted primarily from an increase in personnel and outside consulting expenses for sales and marketing.

Technical operations and support expenses during the six months ended December 31, 2009 decreased $82,000 (9.9%) to $750,000 from $833,000 for the six months ended December 31, 2008. The decrease was primarily due to a reduction in collocation and salary expenses.

Sales and marketing expenses increased by $146,000 (36.5%) to $546,000 for the six months ended December 31, 2009 compared to $400,000 for the six months ended December 31, 2008. The increase was primarily due to a $103,000 increase in outside consulting expenses and advertising expenses

General and administrative expenses for the six months ended December 31, 2009 increased by $22,000 (2.6%) to $852,000 from $830,000 for the comparable period of the prior year. The increase was primarily attributable to increased salaries and related expenses, banking charges, travel and entertainment expenses and charitable contributions offset by a reduction in business insurance

Depreciation and amortization expense for the six months ended December 31, 2009 increased $19,000 (33.4%) to $77,000 from $58,000 for the same period in the prior year. The increase was due primarily to implementation of equipment upgrades and leasehold improvements made to the New York office.

Other income, net of other expenses, for the six months ended December 31, 2009 was $56,000, compared to other income, net of other expenses of $11,000 for the six months ended December 31, 2008. This change was mainly due to an increase in advertising revenues and realized and unrealized gains on marketable securities recorded in the six months ended December 31, 2009.

During the six months ended December 31, 2009, we reported net income of $40,000 compared to net income of $72,000 for the six months ended December 31, 2008.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

For the six months ended December 31, 2009, we had an operating loss of $16,000 and net income of $40,000. At December 31, 2009, we had working capital of $1,215,000, compared to working capital of $1,390,000 at June 30, 2009. At December 31, 2009 we had investments of $151,000 in marketable securities compared to $53,000 at June 30, 2009. We had total stockholders’ equity of $1,993,000 and $1,953,000 at December 30, 2009 and June 30, 2009, respectively.  The increase in stockholders’ equity was due to net income recorded for the period.

We had cash and cash equivalents of $1,170,000 at December 31, 2009, compared to $1,377,000 at June 30, 2009.  For the six months ended December 31, 2009, the Company had a decrease of $207,000 in cash and cash equivalents mainly due to capital purchases made in the period.

We made capital expenditures of $288,000 for purchases of computer upgrades, leasehold improvements and furniture and fixtures during the six months ended December 31, 2009, compared to $15,000 for the six months ended December 31, 2008.

The Company’s future contractual obligations and commitments as of December 31, 2009 are as follows:

	Contractual Obligations
	FY 2010	FY 2011	FY 2012	FY 2013	FY 2014	Total
Operating Leases	$150,781	$239,219	$130,992	$127,216	$97,790	$745,998

Currently we are dependent on our cash reserves to fund operations. We have the option available to use accounts receivable financing through a bank.  We recorded net income for the six months ended December 31, 2009 of approximately $40,000 compared to net income of $72,000 for the prior year period.  Considering the possible erosion of revenue due to current market conditions and client consolidations within our legacy product customer base, the Company could be at risk of being unable to generate sufficient liquidity to meet its obligations.  The Company will utilize its bank financing agreement, should the need arise, to meet its liquidity needs.  Further corporate consolidation or sustained market deterioration affecting our customers could impair our ability to generate such revenues.  No assurance may be given that we will be able to maintain the revenue base or the profitable operations that may be necessary to achieve our liquidity needs.

EBITDA, as defined below, was approximately $61,000 for the six months ended December 31, 2009 compared to EBITDA of approximately $167,000 for the six months ended December 31, 2008.

The table below shows the reconciliation from net income to EBITDA (in thousands);

	Ended December 31,
	2009	2008

Reconciliation to EBITDA:

Net Income	$40	$72

Stock-Based Compensation	-	35

Depreciation and Amortization	77	58

Interest/Other Expenses, net	(56)	(11)

Income Taxes, net	-	13
EBITDA	$61	$167

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

    None.

Item 3.  Defaults Upon Senior Securities

    None.

Item 4.  Submission of Matters to a Vote of Security Holders

    None.

Item 5.  Other Information

    None.

Item 6.  Exhibits

10.1	Employment Agreement with Dr. C.W. Gilluly effective July 1, 2009. *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMTEX NEWS NETWORK, INC.
(Registrant)

February 16, 2010	By:	/s/ Chip Brian
Chip Brian
President and Chief Executive Officer
(Principal Executive Officer)

February 16, 2010	By:	/s/ Paul Sledz
Paul Sledz
Corporate Controller & Treasurer
(Principal Financial and Accounting Officer)