Form 10-Q
period 2010-03-31
COMTEX NEWS NETWORK INC
filed 2010-05-14
CIK 352988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C., 20549

    FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010; or

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

As of May 14, 2010, there were 15,794,200 shares issued and outstanding of the registrant’s Common Stock, par value $0.01 per share.

COMTEX NEWS NETWORK, INC.

Part I   Financial Information
Item 1.  Condensed Consolidated Financial Statements

COMTEX NEWS NETWORK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$430,498	$1,376,634
Investment in Marketable Securities	708,638	53,318
Accounts Receivable, Net of Allowance for Doubtful Accounts of $66,274	901,342	835,362
Prepaid Expenses	75,592	5,647

TOTAL CURRENT ASSETS	2,116,070	2,270,961

PROPERTY AND EQUIPMENT, NET	592,460	385,293
INVESTMENTS	146,426	106,426
DEPOSITS AND OTHER ASSETS	58,056	71,928

DEFERRED INCOME TAX ASSET, NET OF VALUATION
ALLOWANCE OF $1,755,151 and $1,723,021, respectively	-	-

TOTAL ASSETS	$2,913,012	$2,834,608

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts Payable	$491,006	$376,354
Other Accrued Expenses	411,413	212,542
Accrued Payroll Expenses	81,888	197,340
Deferred Revenue	126,553	95,028

TOTAL LIABILITIES	1,110,860	881,264

COMMITMENTS AND CONTINGENCIES (Note 2)

STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.01 Par Value - Shares Authorized:
5,000,000: No Shares issued and outstanding	-	-
Common Stock, $0.01 Par Value - Shares Authorized:
25,000,000: Shares issued and outstanding 15,794,200	157,942	157,942
Additional Paid-In Capital	13,596,637	13,596,637
Accumulated Deficit	(11,952,427)	(11,801,235)

Total Stockholders’ Equity	1,802,152	1,953,344

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,913,012	$2,834,608

The accompanying “Notes to Condensed Consolidated Financial Statements” are an integral part of these consolidated financial statements.

Comtex News Network, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2010	2009	2010	2009

Revenues	$1,900,951	$1,492,475	$5,506,040	$4,808,087

Cost of Revenues	755,332	607,314	2,150,774	1,727,699

Gross Profit	1,145,619	885,161	3,355,266	3,080,388
Operating Expenses:
Technical Operations and Support	451,328	316,685	1,201,385	1,149,203
Sales and Marketing	381,317	208,348	926,978	608,118
General and Administrative (Inclusive of stock-based compensation of $ 0 and $0, for the three months ended March 31, 2010 and 2009, respectively and $0 and $35,000, for the nine months ended March 31, 2010 and 2009, respectively)	517,682	380,623	1,369,840	1,210,999
Depreciation and Amortization	46,786	29,838	124,259	87,925
Total Operating Expenses	1,397,113	935,494	3,622,462	3,056,245
Operating (Loss) Income	(251,494)	(50,333)	(267,196)	24,143
Other income (expense), net:
Interest Income	14,456	760	15,338	10,324
Realized and unrealized gain (loss) on marketable securities	22,968	17,457	44,880	17,457
Other Income (Expense)	23,764	28	57,152	1,280
Other Income (Expense), net	61,188	18,245	117,370	29,061
Income (Loss) Before Income Taxes	(190,306)	(32,088)	(149,826)	53,204
(Provision) for Federal and State Income Taxes	(986)	(1,071)	(1,366)	(18,089)
Tax Benefit of Net Operating Loss Carry forward		-		4,168
Net (Loss) Income	$(191,292)	$(33,159)	$(151,192)	$39,283
Basic (Loss) Earnings Per Common Share	$(0.01)	$0.00	$(0.01)	$0.00
Weighted Average Number of Common Shares	15,794,200	15,446,374	15,794,200	15,583,241
Diluted (Loss) Earnings Per Common Share	$(0.01)	$0.00	$(0.01)	$0.00
Weighted Average Number of Shares Assuming Dilution	15,794,200	15,446,374	15,794,200	15,653,295

The accompanying “Notes to Condensed Consolidated Financial Statements” are an integral part of these consolidated financial statements.

COMTEX NEWS NETWORK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
	2010	2009
Cash Flows from Operating Activities:
Net (Loss) Income	$(151,192)	$39,283
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and Amortization	124,258	87,926
Provision for Doubtful Accounts	-	7,950
Realized and Unrealized (Gain) on Marketable Securities	(44,880)	(17,457)
Stock-Based Compensation	-	35,000
Accounts Receivable	(65,980)	161,463
Prepaid Expenses	(69,945)	10,620
(Purchase) of Marketable Securities	(610,443)	(16,389)
Deposits and Other Assets	13,875	-
Accounts Payable and Other Accrued Expenses	313,523	(286,995)
Accrued Payroll Expenses	(115,452)	47,372
Deferred Revenue	31,525	(13,915)
Net Cash (Used In) Provided By Operating Activities	(574,711)	54,858
Cash Flows from Investing Activities:
Purchase of Investments	(40,000)
Purchase of Property and Equipment	(331,425)	(34,057)
Net Cash (Used In) Investing Activities	(371,425)	(34,057)
Cash Flows from Financing Activities:
Decrease in Broker Margin Account	-	-
Net Cash (Used In) Financing Activities	-	-
Net (Decrease) Increase in Cash and Cash Equivalents	(946,136)	20,801
Cash and Cash Equivalents at Beginning of Period	1,376,634	1,520,831
Cash and Cash Equivalents at End of Period	$430,498	$1,541,632

The accompanying “Notes to Condensed Consolidated Financial Statements” are an integral part of these consolidated financial statements.

COMTEX NEWS NETWORK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2010

1.	Summary of Significant Accounting Policies Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) in accordance with the disclosure requirements for the quarterly report on Form 10-Q and therefore do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete annual financial statements. In the opinion of the management of Comtex News Network, Inc. (“Comtex”, the “Company” or “we”), the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly state the results for the interim periods presented. The condensed consolidated balance sheet as of June 30, 2009 is derived from the Company’s audited financial statements. Operating results for the three and nine month periods ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010. These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (“2009 Form 10-K”), filed with the SEC on September 25, 2009.

The Company’s condensed consolidated financial statements include the accounts of the Company’s wholly-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

All references to GAAP are in accordance with the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.

Fair Value of Financial Instruments

The Company adopted fair value accounting for certain financial assets and liabilities that have been evaluated at least annually.  The standard defines fair value as the price at which an asset could be exchanged in a current transaction between knowledgeable willing parties.  A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor.  Management has determined that it will not, at this time, adopt fair value accounting for nonfinancial assets or liabilities currently recorded in the consolidated financial statements, which includes property and equipment, investments carried at cost, deposits and other assets.  Impairment analyses will be made of all assets using fair value measurements.

Assets and liabilities measured at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value.  Hierarchical levels, defined by GAAP and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2010, according to the valuation techniques the Company used to determine their fair values.

	Fair Value Measurement on September 30, 2009
	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$430,498	$-	$-
Marketable securities	708,638	-

	$1,139,136	$-	$-

             Earnings per Share

Earnings per common share is presented in accordance with GAAP.  Basic “Earnings Per Share” (“EPS”) excludes dilution for potentially dilutive securities and is computed by dividing income available to common stockholders by the weighted average number of shares of common stock of the Company, par value $0.01 per share (“Common Stock”), outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock and resulted in the issuance of Common Stock.  Diluted EPS was equal to basic EPS for the three and nine month periods ended March 31, 2010 and March 31, 2009.  Diluted EPS for the nine month period ended March 31, 2010 does not include the effects of options to purchase approximately 1.4 million shares of Common Stock of the total 2.4 million options outstanding, due to the options’ exercise prices being greater than the average market price of shares of the Company’s common stock during the period.

             Income Taxes

The provision for income taxes is calculated at normal federal and state rates for the three and nine month periods ended March 31, 2010 and March 31, 2009.

GAAP prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  The Company has determined the adoption of this principle to have no effect on the consolidated results of operations or financial position at or for the three and nine month periods ended March 31, 2010.  The Company will record any future penalties and tax related interest expense as a component of provision for income taxes.

The Company accounts for current and deferred income taxes in accordance with GAAP.   Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using the enacted tax rates in effect for the period in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance when the Company cannot make the determination that it is more likely than not that some portion or all of the related tax asset will be realized.

 Subsequent Events

In preparing the consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after March 31, 2010, up until the issuance of the financial statements, which occurred on or about May 14, 2010.

On April 7, 2010, the Company filed a definitive proxy statement on Schedule 14A and a transaction statement on Amendment No. 3 to Schedule 13E-3 pursuant to Rule 13e-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding (i) the election of two directors to the Company’s Board of Directors; (ii) a proposal to approve an amendment to the Company’s Certificate of Incorporation which would effect a reverse stock split pursuant to which each 1,000 shares of outstanding Common Stock will be converted into one share of Common Stock (with stockholders owning less than one share of Common Stock after giving effect to the reverse stock split receiving a cash payment of $0.29 per pre-split share) (the “Reverse Stock Split”); (iii) a proposal to approve an amendment to the Company’s Certificate of Incorporation which would permit actions of the Company’s stockholders to be taken by written consent; and (iv) the ratification of the appointment of Turner, Stone & Co., LLP as the Company’s independent auditors.   The purpose of the Reverse Stock Split is to reduce the number of stockholders of record of the Company to fewer than 500, which will allow the Company to terminate the registration of the Common Stock under the Exchange Act, thereby suspending the Company’s duty to file periodic reports with the SEC under the Exchange Act.  The special meeting of the Company’s stockholders to vote on the Reverse Stock Split and the other proposals described above will be held on June 2, 2010 at 11:00 a.m. (Eastern Time) at the Sheraton National Hotel, 900 South Orme Street, Arlington, Virginia 22204.

If the Reverse Stock Split is approved by the Company’s stockholders and completed, the Company intends to file a notice of termination of registration of the Common Stock on Form 15 under the Exchange Act as soon as practicable thereafter.  Upon termination of the Company’s periodic reporting obligations under the Exchange Act, the Common Stock may be eligible for listing and trading in the Pink Sheets® (a centralized quotation service that collects and publishes market maker quotations for securities).  However, the completion of the Reverse Stock Split and the deregistration of the Common Stock under the Exchange Act will likely cause the trading market for shares of the Common Stock to be substantially reduced or eliminated.  The definitive proxy statement on Schedule 14A and the transaction statement on Amendment No. 3 to Schedule 13E-3 filed by the Company with the SEC on April 7, 2010, which both contain additional information regarding the Reverse Stock Split, are hereby incorporated by reference into this Form 10-Q.

2.	Commitments and Contingencies

The Company leases office space and certain equipment under non-cancelable operating leases that expire at various dates through September 2014.  The leases require fixed escalations and payment of property taxes, insurance and maintenance costs.

The future minimum rental commitments under operating leases are as follows:

Fiscal year ending June 30,	Minimum Rental Commitments
2010	$94,346
2011	296,085
2012	187,859
2013	184,082
2014 and thereafter	168,874
$931,246

Rent expense, included in general and administrative expenses, under all operating leases totaled approximately $210,000 and $220,000 for the nine months ended March 31, 2010 and 2009, respectively.

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

The Officer owned an option to purchase 750,000 shares of Common Stock (the “Option”) granted under the Company’s option plans, the exercise price of which was significantly higher than the then - current trading price of the Company’s shares.  Pursuant to the Agreement, the Officer forfeited the Option in exchange for a grant of 500,000 shares of unregistered Common Stock, effective as of December 3, 2008.

Under the Agreement, upon the Officer’s termination for any reason other than for cause or voluntarily by the Officer without good reason during the one-year period subsequent to an occurrence of a change in control (as defined in the Agreement), the Company shall pay the Officer a cash lump sum equal to the greater of his annual base salary or the remainder of the salary due during the term of the Agreement.  The Agreement also contains non-competition and non-solicitation provisions.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes included elsewhere in this Form 10-Q and the financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the fiscal year ended June 30, 2009, filed with the SEC on September 25, 2009.  Historical results and percentage relationships among any amounts in the interim condensed financial statements are not necessarily indicative of trends in operating results for any future period.

Forward-looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act.  These statements are subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those contemplated in these forward-looking statements.  These forward-looking statements may be identified by reference to a future period by use of forward-looking terminology such as “anticipate,” “expect,” “could,” “intend,” “may” and other words of a similar nature.  In particular, the risks and uncertainties include those described in our annual report on Form 10-K for the fiscal year ended June 30, 2009 and in other periodic SEC filings.  These risks and uncertainties include, among other things, the fact that Comtex is in a highly competitive industry subject to rapid technological, product and price changes; the consolidation of the Internet news market; competition within our markets; the financial stability of our customers; maintaining a secure and reliable news-delivery network; maintaining relationships with key content providers; attracting and retaining key personnel; the volatility of our Common Stock price; successful marketing of our services to current and new customers; the overall volatility of the economy and equity markets; and operating expense control.

Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to update or revise the information contained in this Form 10-Q, whether as a result of new information, future events or circumstances or otherwise.

RESULTS OF OPERATIONS (Amounts shown are rounded)

Comparison of the three months ended March 31, 2010 to the three months ended March 31, 2009

During the three months ended March 31, 2010, revenues were $1,901,000 or $408,000 (27.4%) more than the revenues of $1,492,000 for the three months ended March 31, 2009.  The increase was primarily due to growth in sales of our SmarTrend product.

The cost of revenues for the three months ended March 31, 2010 was $755,000 or $148,000 (24.4%) more than the cost of revenues of $607,000 for the three months ended March 31, 2009.   Our cost of revenues consisted primarily of content license fees and royalties paid to information providers, amortization expenses on our production software, and data communication costs for the delivery of our products to customers.  The increased cost of revenues was primarily due to increased royalty fees associated with growth in our SmarTrend product sales.

Gross profit for the three months ended March 31, 2010 was $1,146,000, or $260,000 (29.4%) greater than the gross profit of $885,000 for the three months ended March 31, 2009.   The gross profit as a percentage of revenue for the three months ended March 31, 2010 and March 31, 2009 was approximately 60.3% and 59.3%, respectively.

Total operating expenses for the three months ended March 31, 2010 were $1,397,000, representing a $462,000 (49.3%) increase in operating expenses from $935,000 for the three months ended March 31, 2009.  The increase in operating expenses is discussed below.

Technical operations and support expenses during the three months ended March 31, 2010 increased to $451,000, which was $135,000 (42.5%) more than the $317,000 for the three months ended March 31, 2009.  The increase was primarily due to increased salary expense and increased use of outside consulting services for product and technology development.

Sales and marketing expenses for the three months ended March 31, 2010 increased $173,000 (83.0%) to $381,000 from $208,000 for the three months ended March 31, 2009.  The increase was mainly due to the expansion of our sales team, including increased use of outside consultants and increased advertising expense.

General and administrative (“G&A”) expenses for the three months ended March 31, 2010 increased $137,000 (36.0%), to $518,000 from $381,000 for the three months ended March 31, 2009.  The increase was primarily attributable to increased professional and legal expenses, and increased employee benefits due to the implementation of a matching program for 401(k) contributions made in fiscal year 2009, which was processed in the three month period ended March 31, 2010.

Depreciation and amortization expenses for the three months ended March 31, 2010 increased $17,000 (56.8%) to $47,000 from $30,000 for the three months ended March 31, 2009.  The increase was due primarily to equipment upgrades from the prior fiscal year and leasehold improvements made to our New York office.

Other income (expense), net, for the three months ended March 31, 2010 was $61,000, compared to $18,000, representing an increase of 235.4% for the three months ended March 31, 2009.  The increase in other income, net, was primarily due to increases in advertising income and interest income recognized for the three months ended March 31, 2010.

During the three months ended March 31, 2010, we reported a net loss of $190,000 compared to a net loss of $32,000 for the three months ended March 31, 2009.  The increase in net loss for the three months ended March 31, 2010 compared to the previous period, was primarily due to increases in the cost of revenues, salaries, benefits, professional and legal fees, and increased use of outside consultants.

Comparison of the nine months ended March 31, 2010, to the nine months ended March 31, 2009

During the nine months ended March 31, 2010, total revenues were $5,506,000 or $698,000 (14.5%) more than revenues of $4,808,000 for the nine months ended March 31, 2009.  The increase was primarily due to a growth in sales of our SmarTrend product, which was offset by a reduction in database revenues caused by industry consolidations and economic conditions during the nine month period ended March 31, 2010.

The cost of revenues for the nine months ended March 31, 2010 was $2,151,000, or $423,000 (24.5%) more than the cost of revenues of $1,728,000 for the nine months ended March 31, 2009.  The increased cost of revenues was primarily due to increased royalty fees associated with growth in our SmarTrend product sales.  In addition, the cost of revenues for the nine months ended March 31, 2009 were reduced by $138,000 due the extinguishment of an accrued liability.

Gross profit for the nine months ended March 31, 2010 was $3,355,000 or $274,000 (8.9%) more than the gross profit of $3,080,000 for the nine months ended March 31, 2009.   The gross profit as a percentage of revenue decreased for the nine months ended March 31, 2010 to 60.9% from 64.1% for the nine months ended March 31, 2009.  The decrease in gross profit was primarily due to the extinguishment of an accrued liability of approximately $138,000 in 2009.

Total operating expenses for the nine months ended March 31, 2010 were $3,622,000, representing a $566,000 (18.5%) increase in operating expenses from $3,056,000 for the nine months ended March 31, 2009.  The increase in operating expenses resulted primarily from an increase in personnel and related expenses, outside consulting expenses and professional and legal fees.

Technical operations and support expenses during the nine months ended March 31, 2010 increased $52,000 (4.5%) to $1,201,000 from $1,149,000 for the nine months ended March 31, 2009.  The increase was primarily due to an increased use of outside consultants during the period.

Sales and marketing expenses for the nine months ended March 31, 2010 increased $319,000 (52.4%) to $927,000 from $608,000 for the nine months ended March 31, 2009.  The increase was primarily due to an increase use in outside consulting, increased salaries and related expenses and increased advertising expense.

General and administrative expenses for the nine months ended March 31, 2010 increased $159,000 (13.1%) to $1,370,000 from $1,211,000 for the nine months ended March 31, 2009.   The increase was primarily attributable to increased salaries and related expenses, banking charges and other professional and legal fees.

Depreciation and amortization expense for the nine months ended March 31, 2010 increased $36,000 (41.3%) to $124,000 from $88,000 for the nine months ended March 31, 2009.  The increase was due primarily to implementation of equipment upgrades and leasehold improvements made to the New York office.

Other income, net of other expenses, for the nine months ended March 31, 2010 was $117,000, compared to other income, net of other expenses, of $29,000 for the nine months ended March 31, 2009.  This change was mainly due to an increase in advertising revenues and realized and unrealized gains on marketable securities recorded in the nine months ended March 31, 2010.

During the nine months ended March 31, 2010, we reported a net loss of $151,000 compared to a net income of $39,000 for the nine months ended March 31, 2009.  The decrease was primarily due to increased royalty fees and increased salaries and related expenses, offset by increased revenues.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended March 31, 2010, we had an operating loss of $267,000 and net loss of $151,000.  At March 31, 2010, we had working capital of $1,005,000, compared to working capital of $1,390,000 at June 30, 2009.  At March 31, 2010 we had investments in marketable securities of $709,000 compared to $53,000 at June 30, 2009.  We had total stockholders’ equity of $1,802,000 and $1,953,000 at March 31, 2010 and June 30, 2009, respectively.  The decrease in stockholders’ equity was due to net loss recorded for the period.

We had cash and cash equivalents of $430,000 at March 31, 2010, compared to $1,377,000 at June 30, 2009.  For the nine months ended March 31, 2010, the Company had a decrease of $946,000 in cash and cash equivalents mainly due to capital purchases and investments in securities made during the period.

We made capital expenditures of $331,000 for purchases of computer upgrades, leasehold improvements and furniture and fixtures during the nine months ended March 31, 2010, compared to $34,000 during the nine months ended March 31, 2009.

The Company’s future contractual obligations and commitments as of March 31, 2010 are as follows:

	Contractual Obligations
	FY 2010	FY 2011	FY 2012	FY 2013	FY 2014 and thereafter	Total
Operating Leases	$94,346	$296,085	$187,859	$184,082	$168,874	$931,246

Currently, we are dependent on our cash reserves to fund operations.  We have the option to use accounts receivable financing through a bank.  We recorded a net loss for the nine months ended March 31, 2010 of approximately $151,000, compared to net income of $39,000 the nine months ended March 31, 2009.  Considering the possible erosion of revenue due to current market conditions and client consolidations within our legacy product customer base, the Company is at risk of being unable to generate sufficient liquidity to meet its obligations.  The Company will utilize its bank financing agreement, should the need arise, to meet its liquidity needs.  Further corporate consolidation or sustained market deterioration affecting our customers could impair our ability to generate such revenues.  No assurance may be given that we will be able to maintain the revenue base or the profitable operations that may be necessary to achieve our liquidity needs.

EBITDA, as defined below, was approximately ($143,000) for the nine months ended March 31, 2010 compared to EBITDA of approximately $147,000 for the nine months ended March 31, 2009.

The table below shows the reconciliation from net income to EBITDA (in thousands);

	Nine Months
	Ended March 31,
	2010	2009
Reconciliation to EBITDA:
Net (Loss) Income	$(151)	$39
Stock-Based Compensation	-	35
Depreciation and Amortization	124	88
Interest/Other Expenses, net	(117)	(29)
Income Taxes, net	1	14
EBITDA	$(143)	$147

EBITDA consists of earnings before interest expense, interest and other income, unrealized and realized gains (losses) in marketable securities, income taxes, and depreciation and amortization.  EBITDA does not represent funds available for management’s discretionary use and is not intended to represent cash flow from operations.  EBITDA should also not be construed as a substitute for operating income or a better measure of liquidity than cash flow from operating activities, which are determined in accordance with GAAP.  EBITDA excludes components that are significant in understanding and assessing our results of operations and cash flows.  In addition, EBITDA is not a term defined by GAAP, and as a result, our measure of EBITDA might not be comparable to similarly titled measures used by other companies.

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

Item 4T.

    CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Principal Accounting Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  There have been no significant changes during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors.

Risk factors that may affect the Company’s future results were discussed in the Company’s 2009 Annual Report on Form 10-K for the year ended June 30, 2009 and filed with the SEC on September 25, 2009.  The Company’s evaluation of its risk factors has not changed materially since that time.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

Item 6.  Exhibits

10.1	Employment Agreement with Dr. C.W. Gilluly effective July 1, 2009 (incorporated by reference to the Company’s Quarterly Report Form 10-Q for the period ended September 30, 2009).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMTEX NEWS NETWORK, INC.
(Registrant)

May 14, 2010	By:	/s/ Chip Brian
Chip Brian
President and Chief Executive Officer (Principal Executive Officer)

May 14, 2010	By:	/s/Paul Sledz
Paul Sledz
Corporate Controller and Treasurer (Principal Financial and Accounting Officer)